Form 10QSB
period 1999-09-30
TANGIBLE ASSET GALLARIES INC
filed 1999-12-03
CIK 1091539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE  QUARTERLY PERIOD  ENDED SEPTEMBER 30,
            1999
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

     Commission file number 0-21271

                           TANGIBLE ASSET GALLERIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 NEVADA                                   88-0396772
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                    1550 S. PACIFIC COAST HIGHWAY, SUITE 103
                         LAGUNA BEACH, CALIFORNIA 92651
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (714) 376-2660

                                       N/A
    (Former name, former address and former fiscal year, if changed since last report)
                                   ___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [ X ]  No  [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

  Title of each class of Common Stock          Outstanding at November 30, 1999
  -----------------------------------          --------------------------------
    Common Stock, $0.001 par value                        18,170,354


Transitional Small Business Disclosure Format
(Check  one);

Yes  [  ]  No  [ X ]

INDEX

                         TANGIBLE ASSET GALLERIES, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets at September 30, 1999 (Unaudited) and December 31, 1998

          Statements of Operations (Unaudited) Three months ended September 30,
            1999 and 1998 and Nine months ended September 30, 1999 and 1998

          Statements of Cash Flows (Unaudited) Nine months ended September 30,
            1999 and 1998

          Notes to Interim Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings

Item  2.  Changes in Securities

Item  3.  Defaults Upon Senior Securities

Item  4.  Submission of Matters to a Vote of Security Holders

Item  5.  Other Information

Item  6.  Exhibits and Reports on Form  8-K

                         PART I.   FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS



                             TANGIBLE ASSET GALLERIES, INC.
                                     BALANCE SHEET


                                                          September 30,   December 31,
                                                              1999           1998
                                                         ------------------------------
                                                          (Unaudited)

ASSETS
Current Assets
  Cash                                                    $       19,986  $      42,285
  Accounts receivable, net                                     1,777,045        684,498
  Inventory                                                    6,849,581      4,856,277
  Other current assets                                            73,111         62,081
                                                         ------------------------------
    Total current assets                                       8,719,723      5,645,141

Property and equipment, net                                      123,964         92,986

Other assets, net                                                 24,786         34,947
                                                         ------------------------------

    Total Assets                                          $    8,868,473  $   5,773,074
                                                         ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Advances under revolving credit agreement               $    2,000,000  $     600,000
  Accounts payable                                             1,486,238      1,626,259
  Stockholder loan payable                                     1,033,629         80,000
  Other current liabilities                                      447,640         46,557
                                                         ------------------------------

    Total current liabilities                                  4,967,507      2,352,816

Convertible stockholder note payable                           1,400,000              -

Deferred tax liability                                            10,000              -

Obligations under capital lease, net of current portion            4,096          7,642
                                                         ------------------------------

    Total Liabilities                                          6,381,603      2,360,458
                                                         ------------------------------

Shareholders' Equity
  Common stock, $0.001 par value, 50,000,000
  shares authorized, 18,170,354 issued and
  outstanding, respectively                                       18,170         16,000
  Additional paid in capital                                   2,123,433      1,834,589
  Retained earning                                               345,267      1,562,027
                                                         ------------------------------

    Total shareholders' equity                                 2,486,870      3,412,616
                                                         ------------------------------

Total liabilities and shareholders' Equity                $    8,868,473  $   5,773,074
                                                         ==============================


         See Accompanying Notes to Unaudited Interim Financial Statements



                                            TANGIBLE ASSET GALLERIES, INC.
                                               STATEMENT OF OPERATIONS
                                                     (UNAUADITED)


                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                              1999             1998          1999        1998
                                                 ---------------------------------------------------------------
Net Revenues                                     $         5,731,535   $    4,924,939   $16,395,706  $15,797,658

Cost of Sales                                              4,629,853        4,186,528    13,319,388   12,771,466
                                                 ---------------------------------------------------------------
Gross Profit                                               1,101,682          738,411     3,076,318    3,026,192

Selling, General and Administrative Expenses               1,207,616          508,460     2,701,231    1,357,304
                                                 ---------------------------------------------------------------
Income(Loss) from Operations                                (105,934)         229,951       375,087    1,668,888
Other Income (Expense)                                         3,188           (1,462)        1,608       (1,462)
                                                 ---------------------------------------------------------------
Income(Loss) Before Provision for Income Taxes              (102,746)         228,489       376,695    1,667,426

Provision for (Recovery of) Income Taxes                     (41,000)           3,912        19,000       11,912
                                                 ---------------------------------------------------------------
Net Income(Loss)                                 $           (61,746)  $      224,577   $   357,695  $ 1,655,514
                                                 ===============================================================

Net Income(Loss) Per Share
  Basic                                          $             (0.00)  $         0.01   $      0.02  $      0.10
                                                 ===============================================================
  Diluted                                        $             (0.00)  $         0.01   $      0.02  $      0.10
                                                 ===============================================================

Weighted Average Number of Shares Outstanding
  Basic                                                   18,170,354       16,000,000    18,005,544   16,000,000
  Stock Options and Warrants                                       -                -       243,396            -
  Convertible Debt                                                 -                -             -
                                                 ---------------------------------------------------------------
  Diluted                                                 18,170,354       16,000,000    18,248,940   16,000,000
                                                 ===============================================================


           See Accompanying Notes to Unaudited Interim Financial Statements



                               TANGIBLE ASSET GALLERIES, INC.
                                   STATEMENT OF CASH FLOWS
                                         (UNAUDITED)


                                                                      Nine Months Ended
                                                                         September 30,
                                                                      1999          1998
                                                                  -------------------------
Cash Flows from operating activities:
  Net Income                                                      $   357,695   $ 1,655,514
  Adjustments to reconcile net income to cash
    used in operating activities
      Depreciation and Amortization                                    27,187        11,094
      Write-down of Investment                                          4,550             -
      Write-down of Customer List                                      21,247             -
      Deferred taxes                                                   10,000             -
      Issuance of common stock for legal services                      17,500             -
      Fair value of stock warrants granted                            134,185             -
      Changes in operating assets and liabilities
        Accounts receivable                                        (1,092,547)      606,639
        Inventory                                                  (1,993,304)   (2,058,203)
        Other current assets                                          (11,030)      (26,550)
        Accounts payable                                               (5,021)      255,188
        Other current liabilities                                     401,083       (80,160)
                                                                  -------------------------

Net cash provided by (used in) operating activities                (2,128,455)      363,522
                                                                  -------------------------

Cash flows provided by (used in) investing activities
  Additions to property and equipment                                 (59,416)      (18,409)
  Proceeds from sale of property and equipment                              -         4,903
  Investment in Metalsman.com                                          (5,000)            -
  Increase in other assets                                             (9,385)            -
                                                                  -------------------------

Net cash flows provided by (used in) investing activities             (73,801)      (13,506)

Cash flows provided by (used in) financing activities
  Borrowing under revolving credit agreement                        1,400,000      (200,637)
  Proceeds from stockholder loan payable                              953,629             -
  Issuance of Convertible stockholder note payable in
    connection with stockholder distribution                        1,400,000             -
  Payments on obligations under capital lease                          (3,546)            -
  Proceeds from short term loan payable                                     -       150,000
  Stockholder distribution                                         (1,574,455)            -
  Issuance of common stock upon exercise of stock options               4,329             -
                                                                  -------------------------

Net cash flows provided by (used in) financing activities           2,179,957       (50,637)

Net increase (decrease) in cash                                       (22,299)      299,379

Cash at beginning of period                                            42,285        24,545
                                                                  -------------------------

Cash at end of period                                             $    19,986   $   323,924

Supplemental Disclosure of Cash Flow Information
  Interest paid                                                   $   169,088   $   123,829
                                                                  ==========================
  Income taxes paid                                               $    39,226   $    11,920
                                                                  ==========================
Non-Cash Investing and Financing Activities
  Issuance of common stock for inventory                          $   135,000   $         -
                                                                  ==========================

           See Accompanying Notes to Unaudited Interim Financial Statements

                         TANGIBLE ASSET GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION

The management of Tangible Asset Galleries, Inc. (the "Company") formerly known as Tangible Investments of America, Inc. ("TIA") has prepared the financial statements herein without audit or review by Goldenberg Rosenthal, LLP or any other independent auditor.

Such financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed financial statements include all adjustments, consisting of all normal recurring adjustments, which are in the opinion of management necessary to fairly state the financial position of the Company as of September 30, 1999, and the results of its operations and cash flows for the three-month and the nine-month interim periods ended September 30,1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month and the nine-month interim periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other period.

The Company is the successor to Austin Land & Resources, Inc. ("ALR"), which was merged with the Company's predecessor, TIA on April 28, 1999 (see discussion below).

It is suggested that these unaudited financial statements are read in conjunction with the annual 1998 and 1997 audited financial statements and the notes related thereto of TIA included the Company's Registration Statement on Form 10-SB/A. Such financial statements and the notes related thereto contain the accounting policies and other relevant information with respect to the Company.

NOTE  2  -  DESCRIPTION  OF  THE  BUSINESS  AND  REVERSE  ACQUISITION

The Company is the successor to ALR, which was originally incorporated in the state of Nevada. On April 28, 1999, ALR acquired all the outstanding shares of common stock of TIA and merged the operations of TIA into ALR in a business combination described as a "reverse acquisition". Effective with the reverse acquisition, TIA became the successor company and ALR's name was changed to Tangible Asset Galleries, Inc.

Prior to the reverse acquisition, ALR had 1,650,000 shares of common stock outstanding. As part of the reverse acquisition, ALR issued 16,000,000 shares of common stock to shareholders of TIA in exchange of 490 shares of TIA common stock. The 490 shares represented 100% of the outstanding common stock of TIA. ALR had no revenue and no significant operations prior to the reverse acquisition. Subsequent to the reverse acquisition, the former shareholders of TIA constituted approximately 88% of the total outstanding common shares of the Company and the former shareholders of ALR constituted approximately 9% of the total outstanding shares of common stock of the Company.

The Company is a wholesaler and retailer of rare coins, fine art and collectibles based in Laguna Beach, California. The company operates a retail rare coin outlet in Las Vegas, Nevada, a customer service center in Tustin, California and a buying office in Chicago, Illinois.

NOTE  3  -  INVESTMENT

On July 25, 1999, the Company entered into an agreement to purchase 50% ownership of "Metalsman.com" Internet domain name and web site, and, auction software for $5,000 and $3,000 respectively. The software will be used for the Company's on-line auction activities and to expand precious metal bullion trading opportunities. The Company further agreed to a cancelable monthly consulting agreement with one of the principals of Metalsman.com for a period of six months at the rate of $2,000 per month for programming services related to the auction software acquired as part of the agreement. The balance of the investment in Metalsman.com as at September 30, 1999 was $5,000.

NOTE  4  -  STOCKHOLDER  LOAN  PAYABLE

In September 1999 the Company's president and principal stockholder advanced funds to the Company to assist with short-term working capital needs. The loan will bear interest commencing on October 1, 1999, at a rate of 10% per annum. The loan will be repaid as cash flow is available and when a higher level of third party debt financing is secured. The balance of the loan as of September 30, 1999, was $1,033,629.

NOTE  5  -  ADVANCES  UNDER  REVOLVING  CREDIT  AGREEMENTS

On December 1, 1998, the Company's predecessor, TIA entered into a revolving credit agreement with a limit of up to $600,000 with a rate of interest at the prime rate plus 2.625% collateralized by the Company's assets and a personal guarantee by the Company's president. In September 1999, the revolving credit agreement was terminated and the outstanding balance was repaid in full. The credit facility was replaced with a revolving credit agreement with a limit of up to $2,000,000, with a rate of interest at the prime rate plus 1.50% collateralized by the Company's assets and a personal guarantee by the Company's president. The balance outstanding of the loan as at September 30, 1999 was $2,000,000.

NOTE  6  -  CONVERTIBLE  STOCKHOLDER  NOTE  PAYABLE

On March 31, 1999, the Company issued a convertible stockholder note payable to Silvano DiGenova, the president and CEO of the Company, in the amount of $1,400,000 in consideration for cash. The note bears interest at the rate of 9.0% per annum and is payable at the end of each quarter. The note and any unpaid interest are repayable on March 31, 2004. The note contains provisions that allow for the acceleration based on certain conditions as set forth therein. The note grants the stockholder the right to convert at any time and for any portion of the note principal into common shares of the Company at the conversion price of $1.00 per share. The extension provision allows the note holder, at his option, to extend the note for up to five one-year periods. As at September 30, 1999, the balance of the note was $1,400,000.

NOTE  7  -  STOCK  OPTIONS  AND  WARRANTS

On February 6, 1999, the Company, in connection with consulting services rendered relating to the reverse acquisition and future equity financing, granted The Michelson Group stock warrants representing 4.9% of the outstanding common shares. The number of shares was determined by applying the number of outstanding shares at the closing date of the reverse acquisition. The total stock warrants granted amounted to 865,708 shares based on 17,650,000 common shares outstanding at the close of the reverse acquisition. On March 15, 1999, 432,854 stock warrants became exercisable under the terms of the stock warrant grant agreement. The Company recorded compensation expense related to such warrants totaling $134,185 for the six-month period ended June 30, 1999. The balance of the stock warrants will be exercisable in equal portions based upon The Michelson Group's ability to fulfill two equity-financing requirements on behalf of the 'Company'. As at September 30, 1999, 432,854 stock warrants remained outstanding, were not exercisable, and had an exercise price of $0.01 per share.

On April 30, 1999, the Company granted to certain employees and independent contractors 345,000 stock options to purchase common stock at an exercise price of $1.00. The stock options are exercisable on a pro-rata basis over five years with the first pro-rata portion vesting one year from the date of grant.

On May 21, 1999, the Company granted to certain employees and independent contractors 165,000 stock options to purchase common stock at an exercise price of $4.46. The stock options are exercisable on a pro-rata basis over either four or five years with first pro-rata portion vesting one year from the date of grant. As of September 30, 1999, 10,000 of the stock options had been cancelled.

On May 28, 1999, the Company granted to certain employees, in connection with opening of a retail rare coin outlet in Las Vegas, Nevada, 210,003 stock options to purchase common stock at an exercise price of $4.46. The stock options are exercisable on a pro-rata basis over three years with the first pro-rata portion vesting one year from the date of grant.

On July 17, 1999, the Company granted to certain employees 25,000 stock options to purchase common stock at an exercise price of $4.46. The stock options are exercisable on a pro-rata basis over five years with the first pro-rata portion vesting one year from the date of grant.

On August 23, 1999, the Company granted to certain employees 20,000 stock options to purchase common stock at an exercise price of $4.68. The stock options were exercisable on a pro-rata basis over five years with the first pro-rata portion vesting one year from the date of grant. As of September 30, 1999, all 20,000 stock options had been cancelled.

All options granted expire at the earlier of five years after the vesting date of each option or six months after the termination of employment or independent contractor agreement for vested option grants only. As of September 30, 1999, 735,003 stock options remain outstanding.

NOTE 8  -  NET  INCOME  PER  SHARE




                                                           Three-Months Ended
                                                 September 30, 1999   September 30, 1998
                                               -----------------------------------------
Basic:
  Net income (loss)                            $           (61,746)  $           224,577
                                               =========================================
  Basic net income (loss) per common share:
    Weighted average number of common
      shares outstanding                                18,170,354            16,000,000
                                               =========================================
  Basic net income (loss) per common share     $             (0.00)  $              0.01
                                               =========================================
  Diluted:

    Net income (loss)                          $           (61,746)  $           224,577
    Adjustment to net income (loss) -
      Interest on convertible stockholder
        Note payable (net of income tax)                         -                     -
                                               -----------------------------------------

  Diluted net income (loss)                   $           (61,746)  $           224,577
                                               =========================================
  Weighted average number of common
    shares outstanding                                  18,170,354            16,000,000
  Weighted average number of common
    share equivalents
      Stock options and warrants                                 -                     -
      Convertible stockholders note payable                      -                     -
                                               -----------------------------------------

  Weighted average number of common and
      Common equivalent shares                          18,170,354            16,000,000
                                               =========================================

  Diluted net income (loss) per common share   $             (0.00)  $              0.01
                                               =========================================


The effects of the convertible stockholder note payable were anti-dilutive and accordingly have been excluded from the calculation of diluted net income per common share.




                                                          Nine-Months Ended
                                               September 30, 1999   September 30, 1998
                                               ----------------------------------------
Basic:
  Net income (loss)                            $           357,695  $         1,655,514
                                               ========================================

  Basic net income (loss) per common share:
    Weighted average number of common
      shares outstanding                                18,005,544           16,000,000
                                               ========================================

  Basic net income (loss) per common share     $              0.02  $              0.10
                                               =========================================
  Diluted:

    Net income (loss)                          $           357,695  $         1,655,514
    Adjustment to net income (loss) -
      Interest on convertible stockholder
        Note payable (net of income tax)                         -                    -
                                               ----------------------------------------
  Diluted net income (loss)                    $           381,695  $         1,655,514
                                               ========================================
  Weighted average number of common
    shares outstanding                                  18,005,544           16,000,000
  Weighted average number of common
    share equivalents
      Stock options and warrants                           243,396                    -
      Convertible stockholders note payable                      -                    -
                                               ----------------------------------------

  Weighted average number of common and
     Common equivalent shares                           18,248,940           16,000,000
                                               ========================================

  Diluted net income (loss) per common share   $              0.02  $              0.10
                                               ========================================

The effects of the convertible stockholder note payable were anti-dilutive and accordingly have been excluded from the calculation of diluted net income per common share.

NOTE  9  -  COMMITMENTS

On September 20, 1999, the Company entered into lease agreement to rent 11,270 square feet of administrative, customer support, retail gallery and auction space in Newport Beach, California effective October 7, 1999 at rental rate of $11,000 per month. Beginning in January 2000, the Company intends to consolidate its Laguna Beach and Tustin operations into this location. The lease is scheduled to terminate on October 7, 2001.

NOTE  10  -  SUBSEQUENT  EVENTS

On October 26, 1999 the Company granted to certain employees 75,000 stock options to purchase common stock at an exercise price of $2.00. The stock options are exercisable on a pro-rata basis over five years with first pro-rata portion vesting one year from the date of grant.

On October 29, 1999 the Company granted to certain employees 15,000 stock options to purchase common stock at an exercise price of $2.00. The stock options are exercisable on a pro-rata basis over five years with first pro-rata portion vesting one year from the date of grant.

On November 1, 1999 the Company granted to certain employees 30,000 stock options to purchase common stock at an exercise price of $2.00. The stock options are exercisable on a pro-rata basis over three years with first pro-rata portion vesting one year from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

GENERAL  OVERVIEW

Tangible Asset Galleries, Inc. ("Tangible" or the "Company") is a retailer and wholesaler of rare coins, fine art, and antique collectibles. The Company was organized as a Nevada corporation on August 30, 1995 and is currently based in Laguna Beach, California. As previously discussed in its Form 10-SB/A filed with the Securities and Exchange Commission on November 23, 1999,, the Company acquired all of the outstanding common stock of Tangible Investments of America, Inc. ("TIA") on April 28, 1999. In conjunction with the acquisition, the Company adopted the business plan of TIA and changed its name to Tangible Asset Galleries, Inc.

The Company's principal line of business is the sale of rare coins on a retail and wholesale basis. Additionally, the Company also offers primarily on a retail basis, collectibles such as fine artworks, antique furniture, lamps, pottery, and china. The Company's primary storefront is currently located in Laguna Beach, California. This location serves as the Company's headquarters and primary retail outlet. Beginning in January 2000, the Company intends to relocate all of its Southern California operations to its new headquarters and primary retail outlet located in Newport Beach, California. The Company's services are also marketed nationwide through broadcasting and print media and independent sales agents.

Beginning on September 1, 1999, the Company launched the first phase of its Internet auction Web site located at www.tangibleassets.com. The first phase offered the sale of rare coins by the Company to the public via an auction format. On October 1, 1999, the Company initiated the second phase of its Internet auction Web site, expanding it to offer the sale collectibles via an auction format. The Company's auction site offers graded and certified coins and guarantees as to authenticity and condition of all items offered for sale.

The Company also currently publishes a monthly newsletter, distributed to its existing customers detailing and describing current events in the numismatic and collectibles world. The Company's newsletter also provides customers with the opportunity to view the Company's current rare coin and collectibles offerings as well as order such offerings via telephone.

Competition

The business of selling rare coins and other collectibles is highly competitive. The Company competes with a number of smaller, comparably-sized, and larger firms throughout the United States. These include: Heritage Rare Coin, a large scale coin firm in Dallas, Texas; National Gold, a large wholesale coin and bullion seller located in Tampa, Florida; Spectrum, a medium sized coin wholesaler located in Newport Beach, California; Coin Universe, a publicly traded company; and U.S. Coins, a medium size coin wholesaler located in Houston, Texas. These competitors are generally larger and better capitalized. However, the Company believes that it is able to compete with these competitors due to its generally higher quality inventory, staff expertise, and Web presence. However, there can be no assurances that the Company can continue to compete successfully with other established companies with greater financial resources, experience and market share.

Fluctuation  in  Quarterly  Operating  Results

The Company's revenues and operating results have in the past fluctuated, and may in the future fluctuate, from quarter to quarter and period to period as a result of a number of factors. These include, without limitation, the following: the supply and demand of rare coins on a wholesale and retail basis; the fluctuation of precious metal bullion prices; the pricing policies or price reductions by the Company and its competitors; the Company's success in expanding its sales of rare coins and collectibles at a retail level; personnel changes; and general economic trends.

Unlike many organizations with significant retail sales, the Company does not have any predictable seasonal sales patterns.

Due to all of the foregoing factors, it is possible that in some future quarter, the Company's operating results may be below the expectations of the public market analysts and investors. In such event, the Company's common stock would likely be materially adversely affected.

RESULTS  OF  OPERATIONS

The following table sets forth the periods indicated, the percentage of net revenue represented by each item in the in the Company's statement of operations. The information presented in this table assumes the acquisition of TIA by the Company.




                                               Three Months Ended  Nine Months Ended
                                                  September 30,     September 30,
                                                  1999      1998    1999    1998
                                               ----------------------------------
Net Revenues                                      100.0%   100.0%  100.0%  100.0%

Cost of Sales                                      80.8%    85.0%   81.2%   80.8%
                                               ----------------------------------
Gross Profit                                       19.2%    15.0%   18.8%   19.2%

Selling, General and Administrative Expenses       21.1%    10.3%   16.5%    8.6%
                                               ----------------------------------
Income from Operations                             -1.9%     4.7%    2.3%   10.6%
Other Income (Expense)                              0.1%     0.1%    0.0%    0.0%

Income Before Income Taxes                         -1.8%     4.6%    2.3%   10.6%

Provision for (Recovery of) Income Taxes           -0.7%     0.1%    0.1%    0.1%
                                               ----------------------------------
Net Income(Loss)                                   -1.1%     4.5%    2.2%   10.5%
                                               ==================================

FOR  THE  THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  1999  AND  1998.

The Company's net loss for the three months ended September 30, 1999 was $61,746 or $0.00 per share on a basic and diluted basis, as compared to net income of $224,577, or $0.01 per share on a basic and diluted basis, for the three months ended September 30, 1998. The decrease in profitability was primarily the result of increased selling, general and administrative expenses as discussed below. NET REVENUES

The table below reflects the breakdown of the Company's primary areas of revenue.




                           Three-Months Ended   Three-Months Ended
                           September 30, 1999   September 30, 1998
                           -------------------  ------------------
                              Amount        %      Amount        %
                           -------------------  ------------------
Net Revenues
  Coins - Wholesale        $ 4,585,228  80.0%  $ 2,909,037   59.1%
  Coins - Retail             1,037,408  18.1     1,893,229   38.4
  Fine Art & Collectibles      108,899   1.9       122,673    2.5
                           -------------------  ------------------
Total Net Revenues         $ 5,731,535 100.0%  $4,924,939   100.0%
                           ===================  ==================

Net revenues for the three months ended September 30, 1999 increased 16.4% to $5,731,535 from $4,924,939 for the three months ended September 30, 1998. This increase was primarily due to the strength in the wholesale rare coin market. Wholesale rare coin sales increased 57.6% to $4,585,228 for the three months ended September 30, 1999 from $2,909,037 for the three months ended September 30, 1998. Retail rare coin sales decreased 45.2% to $1,037,408 for the three months ended September 30, 1999 from $1,893,229 for the three months ended September 30, 1998. This decrease was in spite of the Company's continued focus on retail sales; market forces resulted in higher wholesale sales than was anticipated. During the three months period ended September 30, 1999, the Company continued its focus on the accumulation of its collectibles inventory rather than on generating collectibles sales. This strategy was employed in anticipation of the launching of auction and online sales scheduled for the fourth quarter. Collectible sales for the three months ended September 30, 1999 decreased 11.2% to $108,899 from $122,673 for the three months ended September 30, 1998.

COST  OF  SALES

Cost of sales for the three months ended September 30, 1999 increased 10.6% to $4,629,853 from $4,186,528 for the three months ended September 30, 1998. This increase was primarily due to increased sales during the period. Cost of sales as a percentage of net revenue decreased to 80.8% from 85.0% during the comparable periods. The decrease in cost of sales as a percentage of revenue, in the current period over comparable period, was due to a favorable mix of products sold. The Company's cost of sales, as percentage of net revenue will vary from quarter to quarter depending on the prevailing market forces.

GROSS  PROFIT

Gross profit for the three months ended September 30, 1999 increased 49.2% to $1,101,682 from $738,411 for the three months ended September 30, 1998. The gross profit as a percentage of net revenue increased to 19.2% from 15.0% during the comparable periods. This increase was due to the favorable mix of products sold during the period. The ability of the Company to realize the highest possible gross profit on the sales of products is dependent on market demand for specific types of products that may or may not be readily available to Company.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1999 increased 137.5% to $1,207,616 from $508,460 for the three months ended September 30, 1998. The increase in these expenses were due to increases in selling expenses relating to the shift in focus toward retail sales; the expansion of the administrative infrastructure to support the requirements of public company reporting and the Company's growing retail operations; and, the costs associated with developing an Internet based auction site.

OTHER  INCOME  AND  EXPENSES

Other income for the three months ended September 30, 1999 was $3,188 as compared to other expenses of $1,462 for the three months ended September 30, 1998. This increase was primarily due to interest income earned during the period.

PROVISION  FOR  (RECOVERY  OF)  INCOME  TAXES

The recovery of income taxes for the three months ended September 30, 1999 were $41,000 as compared to a provision for income taxes of $3,912 for the three months ended September 30, 1998. Prior to the Company's reverse acquisition on April 28, 1999, the Company had elected to be taxed as an S-Corporation for federal and state purposes. Under the provisions of this election; with the exception of the California 1.5% surtax, the Company did not pay corporate tax on its income. However, the stockholders were liable for their respective share of income taxes on the Company's taxable income. Subsequent to the reverse acquisition the Company began to provide for corporate income taxes based on the combined federal and state statutory

FOR  THE  NINE-MONTH  PERIODS  ENDED  SEPTEMBER  30,  1999  AND  1998

The Company's net income for the nine months ended September 30, 1999 was $357,695 or $0.02 per share on a basic and diluted basis, as compared to net income of $1,655,514 or $0.10 per share on a basic and diluted basis, for the nine months ended September 30, 1998. The decrease in profitability was primarily the result of increased selling, general and administrative expenses as discussed below.

NET REVENUES

The table below reflects the breakdown of the Company's primary areas of revenue.


                           Nine-Months Ended    Nine-Months Ended
                           September 30, 1999   September 30, 1998
                           -------------------  ------------------
                              Amount        %      Amount        %
                           -------------------  ------------------
Net Revenues
  Coins - Wholesale        $ 12,604,785  76.9% $  9,921,941   62.8%
  Coins - Retail              3,330,104  20.3     5,415,990   34.3
  Fine Art & Collectibles       460,817   2.8       459,727    2.9
                           -------------------  ------------------
Total Net Revenues         $ 16,395,706 100.0% $ 15,797,658  100.0%
                           ===================  ==================

Net revenues for the nine months ended September 30, 1999 increased 3.8% to $16,395,706 from $15,797,658 for the nine months ended September 30, 1998. This increase was primarily due to the strength of the wholesale rare coin market, but was offset by the unanticipated weakness in the retail coin market. Wholesale rare coin sales increased 27.0% to $12,604,785 for the nine months ended September 30, 1999 from $9,921,941 for the nine months ended September 30, 1998. Retail rare coin sales decreased 38.5% to $3,330,104 for the nine months ended September 30, 1999 from $5,415,990 for the nine months ended September 30, 1998. This decrease was in spite of the Company's continued focus on retail sales; market forces resulted in higher wholesale sales than expected. During the nine months period ended September 30, 1999, the Company continued its focused on the accumulation of its collectibles inventory rather than on generating collectibles sales. This strategy was employed in anticipation of the launching of auction and online sales scheduled for the fourth quarter. Collectible sales for the nine months ended September 30, 1999 decreased 0.2% to $460,817 from $459,727 for the nine months ended September 30, 1998.

COST  OF  SALES

Cost of sales for the nine months ended September 30, 1999 increased 4.3% to $13,319,388 from $12,771,466 for the nine months ended September 30, 1998. The cost of sales as a percentage of net revenue increased to 81.2% from 80.8% during the comparable periods. This increase was primarily due to increased sales and to a lesser extent the slightly unfavorable mix of products sold during the period. The Company's cost of sales as percentage of net revenue will vary from period to period depending on the prevailing market forces and the mix of products sold.

GROSS  PROFIT

Gross profit for the nine months ended September 30, 1999 increased 1.7% to $3,076,318 from $3,026,192 for the nine months ended September 30, 1998. This increase was due to increased sales during the period. The gross profit as a percentage of net revenue decreased to 18.8% from 19.2% during the comparable periods. This decrease was due to the unfavorable mix of products sold during the period. The ability of the Company to realize the highest possible gross profit on the sales of products is dependent on market demand for specific types of products that may or may not be readily available to Company. In the interest of satisfying the demand for products, the Company may acquire and sell products with less than desired gross profit. Additionally, during the nine month period ended September 30, 1999, several large private collections of rare coins were sold into the marketplace causing a temporary oversupply and consequently reduced margins on the sale of rare coins. This market weakness is anticipated to continue to the end of 1999.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 1999 increased 99.0% to $2,701,231 from $1,357,304 for the nine months ended September 30, 1998. The increase in these expenses were due to increases in selling expenses relating to the shift in focus toward retail sales; the expansion of the administrative infrastructure to support the requirements of public company reporting and the Company's growing retail operations; and the costs associated with developing an Internet based auction site. The increase in expenditures included a one-time consulting expense to the Michelson Group in the amount of $134,185 that was the assigned fair value of stock warrants granted in exchange for services rendered in connection with the reverse acquisition. See Certain Relationship and Related Transactions section of this document for further details.

OTHER  INCOME  AND  EXPENSES

Other income for the nine months ended September 30, 1999 was $1,608 as compared to other expenses of $1,462 for the nine months ended September 30, 1998. Other income primarily consists of interest income. During the current period the Company's investment in Numismatic Interactive Network, LLC was written down to a zero value. Interest income of $6,970 during the period was offset by the investment write-down in the amount of $4,550.

PROVISION  FOR  INCOME  TAXES

The provision for income taxes for the nine months ended September 30, 1999 was $19,000 as compared to $11,912 for the nine months ended September 30, 1998. Prior to the Company's reverse acquisition on April 28, 1999, the Company had elected to be taxed as an S-Corporation for federal and state purposes. Under the provisions of this election, with the exception of the California 1.5% surtax, the Company did not pay corporate tax on its income. However, the stockholders were liable for their respective share of income taxes on the Company's taxable income. Subsequent to the reverse acquisition the Company began to provide for corporate income taxes based on the combined federal and state statutory rates.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash decreased $22,299 for the nine months ended September 30, 1999, primarily due to increased expenditures and the increased inventory levels that were required as the Company continued to expand into rare coins, fine art and collectibles on a retail level. Comparatively, cash increased $299,379 for the nine months ended September 30, 1998 due to increased sales and profitability during the period.

Net cash used in operating activities for the nine months ended September 30, 1999 was $2,128,455, consisting primarily of the increases in the Company's inventory and accounts receivable that was partially offset by the Company's net income of $357,695 adjusted for non-cash operating expenses including consulting and legal services exchanged for exercised stock warrants and common stock, depreciation and amortization and the write-down of customer lists. Net cash provided by operating activities for the nine months ended September 30, 1998 was $363,522, consisting primarily of the Company's net income of $1,655,514 adjusted by increases in inventory and accounts payable and a decrease in accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 1999 was $73,801, consisting primarily of additions to property and equipment. Net cash used in investing activities for the nine months ended September 30, 1998 was $13,506 consisting primarily of additions to property and equipment.

Net  cash  provided  by financing activities for the nine months ended September
30, 1999 was $2,179,957, consisting primarily of borrowing under a revolving credit agreement, proceeds of short term stockholder loans and the proceeds of a convertible, interest-bearing stockholder note payable that were partially offset by stockholder distributions. Net cash used in financing activities for the nine months ended September 30, 1998 was $50,637 consisting primarily consisting of the repayment of borrowing under a revolving credit agreement partially offset by the proceeds of short-term note payable.

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

During the nine months ended September 30, 1999, the Company issued 70,000 common shares in exchange for inventory with a fair value of $135,000. There were no non-cash investing and financing activities during the nine months ended September 30, 1998.

On December 1, 1998, the Company's predecessor, TIA entered into a revolving credit agreement with a limit of up to $600,000 with a rate of interest at the prime rate plus 2.625% collateralized by the Company's assets and personal guarantee of the Company's president. In September 1999, the revolving credit agreement was terminated and the outstanding balance was repaid in full. The credit facility was replaced with a revolving credit agreement with a limit of up to $2,000,000, with a rate of interest at the prime rate plus 1.50%, which is collateralized by the Company's assets and a personal guarantee of the Company's president. The outstanding balance of the line of credit at September 30, 1999 was $ 2,000,000. In addition, the Company is attempting to negotiate an increase in its line of credit to $7,500,000. The Company has also retained the services of the Michelson Group to assist the Company in a potential bridge financing in order to finance future growth. See Certain Relationships and Related
Transactions. The Company anticipates that the additional line of credit and funds from the possible bridge financing will be used for increased inventory, capital expenditures, and potential acquisitions. However, there can be no assurances that the Company will be able to secure such financings.

On March 31, 1999 the Company's predecessor, TIA, executed a convertible, interest-bearing note payable in exchange for cash advanced by the Company's principal stockholder and president in the amount of $1,400,000. The note bears interest at the rate of 9.0% per annum and the interest is payable quarterly. The note, including, any unpaid interest, will become due and payable on March 31, 2004. The note's conversion provision grants the holder the right to convert the principal amount, in whole or in part, into shares of common stock of the Company at a conversion price of $1.00 per share at any time. The note grants the holder the right to extend payment for up to five renewal periods of one year each. Management may accelerate the repayment of the note based on the availability of cash flow.

CAPITAL  EXPENDITURES

The Company incurred capital expenditures of $59,416 during the nine- month period ended September 30, 1999 consisting primarily of computer hardware, computer software and office equipment. The Company will continue to incur capital expenditures to further enhance its auction, marketing and accounting computer hardware and software, and make leasehold improvements at its new corporate headquarters in Newport Beach, California through the end of the fiscal year ending December 31, 1999 and into the first quarter of the fiscal year ending December 31, 2000.

Effective October 7, 1999, the Company began leasing 11,270 square feet of administrative, customer support, retail, gallery, and auction space located in Newport Beach, California at a monthly rental rate of $11,000 per month. Beginning in January 2000, the Company intends to consolidate its Laguna Beach and Tustin operations into this location. The lease is scheduled to terminate on October 7, 2001. Unless the Company is able to negotiate the termination or sublease of its Laguna Beach and Tustin offices on more favorable terms, the company will be required to pay an aggregate of approximately $120,000 in rental payments for its Laguna Beach premises and approximately $9,000 for its Tustin premises over the course of their respective leases.

YEAR  2000  DISCLOSURE

The Company has completed a review of its computer systems and non-information technology ("non-IT") systems to identify all systems that could be affected by the inability of many existing computer and micro-controller systems to process time-sensitive data accurately beyond the year 1999, referred to as the Year 2000 or Y2K issue. The Company is dependent on third-party applications, particularly with respect to such critical tasks as accounting, billing, and inventory control. The Company also relies on its own computer and non-IT systems, (which consists of personal computers, internal telephone systems, internal network server, and operating systems). In conducting the Company's review of its internal systems, the Company performed operational tests of its systems that revealed no Y2K problems. As a result of its review, the Company has discovered no problems with its systems relating to the Y2K issue and believes that such systems are Y2K compliant. Costs associated with the Company's review were not material to its results of operations.

While the Company believes that its procedures have been designed to be successful, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, there can be no assurances that the Company's efforts, or those of third parties with whom the Company interacts, have fully resolved all possible Year 2000 issues. Failure to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company. The most likely worst case Y2K scenario which management has identified to date is that, due to unanticipated Y2K compliance problems, the Company may be unable to bill its customers, in full or in part, for product sold. Should this occur, it would result in a material loss of some or all gross revenue to the Company for an indeterminable amount of time, which could cause the Company to cease operations. Although the Company has received written assurances from all of its major suppliers (coin and collectibles suppliers such as Heritage Wholesale and Lipton Rare Coins) that they are, or will be, Year 2000 compliant, should any such supplier fail to adequately address the Year 2000 problem, the Company's only recourse for any damages suffered as a result would be through litigation. The Company has not yet developed a contingency plan to address this worst case Y2K scenario, and does not intend to develop such a plan in the future.

                       PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM  5.  OTHER INFORMATION

     None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     27.1  Financial Data Schedule

(B)  REPORTS ON FROM  8-K

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TANGIBLE ASSET GALLERIES, INC.

                                  By /s/ Silvano DiGenova
                                  -----------------------
                                  Silvano DiGenova
                                  President & CEO

Dated:  November 30, 1999