Form 10QSB/A
period 1999-09-30
TANGIBLE ASSET GALLERIES INC
filed 2000-03-01
CIK 1091539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A


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


                                  3444 Via Lido
                         Newport Beach, California 92663
               (Address of Principal Executive Offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (949) 566-0021

                    1550 S. PACIFIC COAST HIGHWAY, SUITE 103
                         LAGUNA BEACH, CALIFORNIA 92651
    (Former name, former address and former fiscal year, if changed since last report)
                                   ___________

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

          Statements of Operations (Unaudited) Three months ended September 30,
            1999 and 1998 and Nine months ended September 30, 1999 and 1998

          Statements of Cash Flows (Unaudited) Nine months ended September 30,
            1999 and 1998

          Notes to Interim Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings

Item  2.  Changes in Securities

Item  3.  Defaults Upon Senior Securities

Item  4.  Submission of Matters to a Vote of Security Holders

Item  5.  Other Information

Item  6.  Exhibits and Reports on Form  8-K

                         PART I.   FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS



                             TANGIBLE ASSET GALLERIES, INC.
                                     BALANCE SHEET


                                                          September 30,   December 31,
                                                              1999           1998
                                                         ------------------------------
                                                          (Unaudited)

ASSETS
Current Assets
  Cash                                                    $       19,986  $      42,285
  Accounts receivable, net                                     1,677,045        684,498
  Inventory                                                    6,767,574      4,856,277
  Other current assets                                            53,111         62,081
                                                         ------------------------------
    Total current assets                                       8,517,716      5,645,141

Property and equipment, net                                      123,964         92,986

Other assets, net                                                 19,268         34,947
                                                         ------------------------------

    Total Assets                                          $    8,660,948  $   5,773,074
                                                         ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Advances under revolving credit agreement               $    2,000,000  $     600,000
  Accounts payable                                             1,486,238      1,626,259
  Stockholder loan payable                                     1,033,629         80,000
  Other current liabilities                                      611,453         46,557
                                                         ------------------------------

    Total current liabilities                                  5,131,320      2,352,816

Convertible stockholder note payable                           1,400,000              -

Deferred tax liability                                            10,000              -

Obligations under capital lease, net of current portion            4,096          7,642
                                                         ------------------------------

    Total Liabilities                                          6,545,416      2,360,458
                                                         ------------------------------

Shareholders' Equity
  Common stock, $0.001 par value, 50,000,000
  shares authorized, 18,170,354 issued and
  outstanding, respectively                                       18,170         16,000
  Additional paid in capital                                   2,123,433      1,834,589
  Retained earning                                               (26,071)     1,562,027
                                                         ------------------------------

    Total shareholders' equity                                 2,115,532      3,412,616
                                                         ------------------------------

Total liabilities and shareholders' Equity                $    8,660,948  $   5,773,074
                                                         ==============================


         See Accompanying Notes to Unaudited Interim Financial Statements



                                            TANGIBLE ASSET GALLERIES, INC.
                                               STATEMENT OF OPERATIONS
                                                     (UNAUADITED)


                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                              1999             1998          1999        1998
                                                 ---------------------------------------------------------------
Net Revenues                                     $         5,490,967   $    4,924,939   $16,155,138  $15,797,658

Cost of Sales                                              4,471,799        4,186,528    13,161,334   12,771,466
                                                 ---------------------------------------------------------------
Gross Profit                                               1,019,168          738,411     2,993,804    3,026,192

Selling, General and Administrative Expenses               1,505,376          508,460     2,998,991    1,357,304
                                                 ---------------------------------------------------------------
Income(Loss) from Operations                                (486,208)         229,951        (5,187)   1,668,888
Other Income (Expense)                                         3,188           (1,462)        1,608       (1,462)
                                                 ---------------------------------------------------------------
Income(Loss) Before Provision for Income Taxes              (483,020)         228,489        (3,579)   1,667,426

Provision for (Recovery of) Income Taxes                     (49,936)           3,912        10,064       11,912
                                                 ---------------------------------------------------------------
Net Income(Loss)                                 $          (433,084)  $      224,577   $   (13,643) $ 1,655,514
                                                 ===============================================================

Net Income(Loss) Per Share
  Basic                                          $             (0.02)  $         0.01   $      0.00  $      0.10
                                                 ===============================================================
  Diluted                                        $             (0.02)  $         0.01   $      0.00  $      0.10
                                                 ===============================================================

Weighted Average Number of Shares Outstanding
  Basic                                                   18,170,354       16,000,000    18,005,544   16,000,000
  Stock Options and Warrants                                       -                -             -            -
  Convertible Debt                                                 -                -             -
                                                 ---------------------------------------------------------------
  Diluted                                                 18,170,354       16,000,000    18,005,544   16,000,000
                                                 ===============================================================


           See Accompanying Notes to Unaudited Interim Financial Statements



                               TANGIBLE ASSET GALLERIES, INC.
                                   STATEMENT OF CASH FLOWS
                                         (UNAUDITED)


                                                                      Nine Months Ended
                                                                         September 30,
                                                                      1999          1998
                                                                  -------------------------
Cash Flows from operating activities:
  Net Income                                                      $   (13,643)  $ 1,655,514
  Adjustments to reconcile net income to cash
    used in operating activities
      Depreciation and Amortization                                    27,187        11,094
      Write-down of Investment                                          4,550             -
      Write-down of Customer List                                      21,247             -
      Deferred taxes                                                   10,000             -
      Issuance of common stock for legal services                      17,500             -
      Fair value of stock warrants granted                            134,185             -
      Changes in operating assets and liabilities
        Accounts receivable                                          (992,547)      606,639
        Inventory                                                  (1,911,297)   (2,058,203)
        Other current assets                                            8,970       (26,550)
        Accounts payable                                               (5,021)      255,188
        Other current liabilities                                     564,896       (80,160)
                                                                  -------------------------

Net cash provided by (used in) operating activities                (2,133,973)      363,522
                                                                  -------------------------

Cash flows provided by (used in) investing activities
  Additions to property and equipment                                 (59,416)      (18,409)
  Proceeds from sale of property and equipment                              -         4,903
  Investment in Metalsman.com                                          (5,000)            -
  Increase in other assets                                             (3,867)            -
                                                                  -------------------------

Net cash flows provided by (used in) investing activities             (68,283)      (13,506)

Cash flows provided by (used in) financing activities
  Borrowing under revolving credit agreement                        1,400,000      (200,637)
  Proceeds from stockholder loan payable                              953,629             -
  Issuance of Convertible stockholder note payable in
    connection with stockholder distribution                        1,400,000             -
  Payments on obligations under capital lease                          (3,546)            -
  Proceeds from short term loan payable                                     -       150,000
  Stockholder distribution                                         (1,574,455)            -
  Issuance of common stock upon exercise of stock options               4,329             -
                                                                  -------------------------

Net cash flows provided by (used in) financing activities           2,179,957       (50,637)

Net increase (decrease) in cash                                       (22,299)      299,379

Cash at beginning of period                                            42,285        24,545
                                                                  -------------------------

Cash at end of period                                             $    19,986   $   323,924
                                                                  ==========================
Supplemental Disclosure of Cash Flow Information
  Interest paid                                                   $   169,088   $   123,829
                                                                  ==========================
  Income taxes paid                                               $    39,226   $    11,920
                                                                  ==========================
Non-Cash Investing and Financing Activities
  Issuance of common stock for inventory                          $   135,000   $         -
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

NOTE 8  -  NET  INCOME  PER  SHARE




                                                           Three-Months Ended
                                                 September 30, 1999   September 30, 1998
                                               -----------------------------------------
Basic:
  Net income (loss)                            $          (433,084)  $           224,577
                                               =========================================
  Basic net income (loss) per common share:
    Weighted average number of common
      shares outstanding                                18,170,354            16,000,000
                                               =========================================
  Basic net income (loss) per common share     $             (0.02)  $              0.01
                                               =========================================
  Diluted:

    Net income (loss)                          $          (433,084)  $           224,577
    Adjustment to net income (loss) -
      Interest on convertible stockholder
        Note payable (net of income tax)                         -                     -
                                               -----------------------------------------

  Diluted net income (loss)                   $           (433,084)  $           224,577
                                               =========================================
  Weighted average number of common
    shares outstanding                                   18,170,354           16,000,000
  Weighted average number of common
    share equivalents
      Stock options and warrants                                 -                     -
      Convertible stockholders note payable                      -                     -
                                               -----------------------------------------

  Weighted average number of common and
      Common equivalent shares                           18,170,354           16,000,000
                                               =========================================

  Diluted net income (loss) per common share   $             (0.02)  $              0.01
                                               =========================================


The effects of the stock options, warrants, and convertible stockholder note payable were anti-dilutive and accordingly have been excluded from the calculation of diluted net income per common share.




                                                          Nine-Months Ended
                                               September 30, 1999   September 30, 1998
                                               ----------------------------------------
Basic:
  Net income (loss)                            $           (13,643) $         1,655,514
                                               ========================================

  Basic net income (loss) per common share:
    Weighted average number of common
      shares outstanding                                18,005,544           16,000,000
                                               ========================================

  Basic net income (loss) per common share     $              0.00  $              0.10
                                               =========================================
  Diluted:

    Net income (loss)                          $           (13,643) $         1,655,514
    Adjustment to net income (loss) -
      Interest on convertible stockholder
        Note payable (net of income tax)                         -                    -
                                               ----------------------------------------
  Diluted net income (loss)                    $           (13,643) $         1,655,514
                                               ========================================
  Weighted average number of common
    shares outstanding                                  18,005,544           16,000,000
  Weighted average number of common
    share equivalents
      Stock options and warrants                                 -                    -
      Convertible stockholders note payable                      -                    -
                                               ----------------------------------------

  Weighted average number of common and
     Common equivalent shares                           18,005,544           16,000,000
                                               ========================================

  Diluted net income (loss) per common share   $              0.00  $              0.10
                                               ========================================

The effects of the stock options, warrants, and convertible stockholder note payable were anti-dilutive and accordingly have been excluded from the calculation of diluted net income per common share.

NOTE  9  COMMITMENTS

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

The Company also currently publishes a monthly newsletter, distributed to its existing customers detailing and describing current events in the numismatic and collectibles world. The Company's newsletter also provides customers with the opportunity to view the Company=s current rare coin and collectibles offerings as well as order such offerings via telephone.

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

RESULTS  OF  OPERATIONS

The Form 10-QSB for the periods ending September 30, 1999 has been amended as a result of a correction in the manner in which the sales of certain rare coins have been recorded and the recordation of certain selling, general and administrative expenses which were not previously accrued in the original Form 10-QSB.

The following table sets forth the periods indicated, the percentage of net revenue represented by each item in the in the Company's statement of operations. The information presented in this table assumes the acquisition of TIA by the Company.




                                               Three Months Ended  Nine Months Ended
                                                  September 30,     September 30,
                                                  1999      1998    1999    1998
                                               ----------------------------------
Net Revenues                                      100.0%   100.0%  100.0%  100.0%

Cost of Sales                                      81.4%    85.0%   81.5%   80.8%
                                               ----------------------------------
Gross Profit                                       18.6%    15.0%   18.5%   19.2%

Selling, General and Administrative Expenses       27.4%    10.3%   18.5%    8.6%
                                               ----------------------------------
Income from Operations                             -8.8%     4.7%    0.0%   10.6%
Other Income (Expense)                              0.0%     0.1%    0.0%    0.0%
                                               ----------------------------------
Income Before Income Taxes                         -8.8%     4.6%    0.0%   10.6%

Provision for (Recovery of) Income Taxes           -0.9%     0.1%    0.1%    0.1%
                                               ----------------------------------
Net Income(Loss)                                   -7.9%     4.5%   -0.1%   10.5%
                                               ==================================

FOR  THE  THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  1999  AND  1998.

The Company's net loss for the three months ended September 30, 1999 was $433,084 or $0.02 per share on a basic and diluted basis, as compared to net income of $224,577, or $0.01 per share on a basic and diluted basis, for the three months ended September 30, 1998. The decrease in profitability was primarily the result of increased selling, general and administrative expenses as discussed below.
NET  REVENUES

The table below reflects the breakdown of the Company's primary areas of revenue.




                           Three-Months Ended   Three-Months Ended
                           September 30, 1999   September 30, 1998
                           -------------------  ------------------
                              Amount        %      Amount        %
                           -------------------  ------------------
Net Revenues
  Coins - Wholesale        $ 4,470,228  81.4%  $ 2,909,037   59.1%
  Coins - Retail               911,840  16.6     1,893,229   38.4
  Fine Art & Collectibles      108,899   2.0       122,673    2.5
                           -------------------  ------------------
Total Net Revenues         $ 5,490,967 100.0%  $ 4,924,939  100.0%
                           ===================  ==================

Net revenues for the three months ended September 30, 1999 increased 11.5% to $5,490,967 from $4,924,939 for the three months ended September 30, 1998. This increase was primarily due to the strength in the wholesale rare coin market. Wholesale rare coin sales increased 53.7% to $4,470,228 for the three months ended September 30, 1999 from $2,909,037 for the three months ended September 30, 1998. Retail rare coin sales decreased 51.8% to $911,840 for the three months ended September 30, 1999 from $1,893,229 for the three months ended September 30, 1998. This decrease was in spite of the Company's continued focus on retail sales; market forces resulted in higher wholesale sales than was anticipated. During the three months period ended September 30, 1999, the Company continued its focus on the accumulation of its collectibles inventory rather than on generating collectibles sales. This strategy was employed in anticipation of the launching of auction and online sales scheduled for the fourth quarter. Collectible sales for the three months ended September 30, 1999 decreased 11.2% to $108,899 from $122,673 for the three months ended September 30, 1998.

COST  OF  SALES

Cost of sales for the three months ended September 30, 1999 increased 6.8% to $4,471,799 from $4,186,528 for the three months ended September 30, 1998. This increase was primarily due to increased sales during the period. Cost of sales as a percentage of net revenue decreased to 81.4% from 85.0% during the comparable periods. The decrease in cost of sales as a percentage of revenue, in the current period over comparable period, was due to a favorable mix of products sold. The Company's cost of sales, as percentage of net revenue will vary from quarter to quarter depending on the prevailing market forces.

GROSS  PROFIT

Gross profit for the three months ended September 30, 1999 increased 38.0% to $1,019,168 from $738,411 for the three months ended September 30, 1998. The gross profit as a percentage of net revenue increased to 18.6% from 15.0% during the comparable periods. This increase was due to the favorable mix of products sold during the period. The ability of the Company to realize the highest possible gross profit on the sales of products is dependent on market demand for specific types of products that may or may not be readily available to Company.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1999 increased 196.1% to $1,505,376 from $508,460 for the three months ended September 30, 1998. The increase in these expenses were due to increases in selling expenses relating to the shift in focus toward retail sales; the cost associated with the Company's initial public filings; the expansion of the administrative infrastructure to support the requirements of public company reporting and the Company's growing retail operations; and, the costs associated with developing an Internet based auction site.

OTHER  INCOME  AND  EXPENSES

Other income for the three months ended September 30, 1999 was $3,188 as compared to other expenses of $1,462 for the three months ended September 30, 1998. This increase was primarily due to interest income earned during the period.

PROVISION  FOR  (RECOVERY  OF)  INCOME  TAXES

The recovery of income taxes for the three months ended September 30, 1999 were $49,936 as compared to a provision for income taxes of $3,912 for the three months ended September 30, 1998. Prior to the Company's reverse acquisition on April 28, 1999, the Company had elected to be taxed as an S-Corporation for federal and state purposes. Under the provisions of this election; with the exception of the California 1.5% surtax, the Company did not pay corporate tax on its income. However, the stockholders were liable for their respective share of income taxes on the Company's taxable income. Subsequent to the reverse acquisition the Company began to provide for corporate income taxes based on the combined federal and state statutory

FOR  THE  NINE-MONTH  PERIODS  ENDED  SEPTEMBER  30,  1999  AND  1998

The Company's net loss for the nine months ended September 30, 1999 was $13,643 or $0.00 per share on a basic and diluted basis, as compared to net income of $1,655,514 or $0.10 per share on a basic and diluted basis, for the nine months ended September 30, 1998. The decrease in profitability was primarily the result of increased selling, general and administrative expenses as discussed below.

NET  REVENUES

The table below reflects the breakdown of the Company's primary areas of revenue.


                           Nine-Months Ended    Nine-Months Ended
                           September 30, 1999   September 30, 1998
                           -------------------  ------------------
                              Amount        %      Amount        %
                           -------------------  ------------------
Net Revenues
  Coins - Wholesale        $ 12,489,785  77.3% $  9,921,941   62.8%
  Coins - Retail              3,204,536  19.8     5,415,990   34.3
  Fine Art & Collectibles       460,817   2.9       459,727    2.9
                           -------------------  ------------------
Total Net Revenues         $ 16,155,138 100.0% $ 15,797,658  100.0%
                           ===================  ==================

Net revenues for the nine months ended September 30, 1999 increased 2.3% to $16,155,138 from $15,797,658 for the nine months ended September 30, 1998. This increase was primarily due to the strength of the wholesale rare coin market, but was offset by the unanticipated weakness in the retail coin market. Wholesale rare coin sales increased 25.9% to $12,489,785 for the nine months ended September 30, 1999 from $9,921,941 for the nine months ended September 30, 1998. Retail rare coin sales decreased 40.8% to $3,204,536 for the nine months ended September 30, 1999 from $5,415,990 for the nine months ended September 30, 1998. This decrease was in spite of the Company's continued focus on retail sales; market forces resulted in higher wholesale sales than expected. During the nine months period ended September 30, 1999, the Company continued its focused on the accumulation of its collectibles inventory rather than on generating collectibles sales. This strategy was employed in anticipation of the launching of auction and online sales scheduled for the fourth quarter. Collectible sales for the nine months ended September 30, 1999 decreased 0.2% to $460,817 from $459,727 for the nine months ended September 30, 1998.

COST  OF  SALES

Cost of sales for the nine months ended September 30, 1999 increased 3.1% to $13,161,334 from $12,771,466 for the nine months ended September 30, 1998. The cost of sales as a percentage of net revenue increased to 81.5% from 80.8% during the comparable periods. This increase was primarily due to increased sales and to a lesser extent the slightly unfavorable mix of products sold during the period. The Company's cost of sales as percentage of net revenue will vary from period to period depending on the prevailing market forces and the mix of products sold.

GROSS  PROFIT

Gross profit for the nine months ended September 30, 1999 decreased 1.1% to $2,993,804 from $3,026,192 for the nine months ended September 30, 1998. This decrease was due to increased cost of sales during the period. The gross profit as a percentage of net revenue decreased to 18.5% from 19.2% during the comparable periods. This decrease was due to the unfavorable mix of products sold during the period. The ability of the Company to realize the highest possible gross profit on the sales of products is dependent on market demand for specific types of products that may or may not be readily available to Company. In the interest of satisfying the demand for products, the Company may acquire and sell products with less than desired gross profit. Additionally, during the nine month period ended September 30, 1999, several large private collections of rare coins were sold into the marketplace causing a temporary oversupply and consequently reduced margins on the sale of rare coins. This market weakness is anticipated to continue to the end of 1999.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 1999 increased 121.0% to $2,998,991 from $1,357,304 for the nine months ended September 30, 1998. The increase in these expenses were due to increases in selling expenses relating to the shift in focus toward retail sales; the costs associated with the Company's initial public filings; the expansion of the administrative infrastructure to support the requirements of public company reporting and the Company's growing retail operations; and the costs associated with developing an Internet based auction site. The increase in expenditures included a one-time consulting expense to the Michelson Group in the amount of $134,185 that was the assigned fair value of stock warrants granted in exchange for services rendered in connection with the reverse acquisition. See Certain Relationship and Related Transactions section of this document for further details.

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

PROVISION  FOR  INCOME  TAXES

The provision for income taxes for the nine months ended September 30, 1999 was $10,064 as compared to $11,912 for the nine months ended September 30, 1998. Prior to the Company's reverse acquisition on April 28, 1999, the Company had elected to be taxed as an S-Corporation for federal and state purposes. Under the provisions of this election, with the exception of the California 1.5% surtax, the Company did not pay corporate tax on its income. However, the stockholders were liable for their respective share of income taxes on the Company's taxable income. Subsequent to the reverse acquisition the Company began to provide for corporate income taxes based on the combined federal and state statutory rates.

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

Net cash used in operating activities for the nine months ended September 30, 1999 was $2,133,973, consisting primarily of the increases in the Company's inventory and accounts receivable that was partially offset by non-cash operating expenses including consulting and legal services exchanged for exercised stock warrants and common stock, depreciation and amortization and the write-down of customer lists. Net cash provided by operating activities for the nine months ended September 30, 1998 was $363,522, consisting primarily of the Company's net income of $1,655,514 adjusted by increases in inventory and accounts payable and a decrease in accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 1999 was $68,283, consisting primarily of additions to property and equipment. Net cash used in investing activities for the nine months ended September 30, 1998 was $13,506 consisting primarily of additions to property and equipment.

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

Dated:  March 1, 2000