Form 10KSB
period 1999-12-30
TANGIBLE ASSET GALLERIES INC
filed 2000-03-17
CIK 1091539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

     (Mark  One)

     [  X  ]  Annual report under Section 13 or 15(d) of the Securities Exchange
              Act  of  1934

     For the fiscal year ended December 31, 1999

     [    ]  Transition report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-27121


                         TANGIBLE ASSET GALLERIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                  NEVADA                                  88-0396772
     (State or Other Jurisdiction of                   (IRS  Employer
      Incorporation or Organization)                Identification Number)

              3444 VIA LIDO
        NEWPORT BEACH, CALIFORNIA                           92663
(Address of Principal Executive Offices)                  (Zip Code)

                                 (949) 566-0021
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]   No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's  revenues  for  its  most  recent  fiscal year totals $20,659,346.

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of February 25, 2000 (See definition of affiliate in rule 12b-2 of the Exchange Act.), totals $4,016,031.

     The number of shares outstanding of each of the issuer's classes of common equity, as of February 25, 2000, totals 18,372,215.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes [  ]  No  [ X ]

                                TABLE OF CONTENTS

                                     PART I


Item  1          Description  of  Business.

Item  2          Description  of  Property.

Item  3          Legal  Proceedings.

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.

                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder Matters.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item  7          Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act.

Item  10         Executive  Compensation.

Item  11         Security Ownership of Certain Beneficial Owners and Management.

Item  12         Certain  Relationships  and  Related  Transactions.

Item  13         Exhibits  and  Reports  on  Form  8-K.

                                     PART  I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend,"
"plan,"  "believe,"  "estimate,"  "consider"  or  similar  expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

COMPANY  OVERVIEW

Tangible Asset Galleries, Inc. ("Tangible" or the "Company") is a retailer and wholesaler of rare coins, fine art, and antique collectibles. The Company was organized as a Nevada corporation on August 30, 1995 and is currently based in Newport Beach, California.

On April 28, 1999, Tangible Asset Galleries, Inc. (which at the time was designated Austin Land & Resources, Inc., a Nevada corporation ("Austin")) acquired all of the outstanding common stock of Tangible Investments of America, Inc., a Pennsylvania corporation ("TIA") in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition has been treated as the acquisition of Austin (the Registrant) by TIA. TIA was originally incorporated in Pennsylvania in 1984. At the time of its reverse acquisition with Austin, TIA operated as a retailer and wholesaler of rare coins, fine art, and antique collectibles. TIA agreed to be acquired by the Company in order to become a publicly trade company. Management of TIA believes that the Company's status as a publicly traded company would facilitate the raising of capital. Prior to the acquisition by Austin, management of TIA had no relationship with the Company.

Immediately prior to the acquisition, Austin had 1,650,000 shares of Common Stock outstanding. As part of Austin's reorganization with TIA, Austin issued 16,000,000 shares of its Common Stock to the shareholders of TIA in exchange for 490 (100%) shares of TIA Common Stock. Immediately following the merger, Austin changed its name to "Tangible Asset Galleries, Inc." Austin had no revenues and no significant operations prior to the merger. Subsequent to the acquisition, the former shareholders of TIA constituted approximately 88% of the total outstanding shares of the Common Stock of the Company and the original shareholders of Austin constituted approximately 9% of the total outstanding shares of the Common Stock of the Company.

BUSINESS  OF  THE  ISSUER

The Company's principal line of business is the sale of rare coins on a retail and wholesale basis. Additionally, the Company also offers, primarily on a retail basis, collectibles such as fine artworks, antique furniture, lamps, pottery, and china. The Company's primary storefront is currently located in Newport Beach, California. In January 2000, the Company completed the relocation of all its Southern California operations to its new headquarters and primary retail outlet located in Newport Beach, California. The Company's services are also marketed nationwide through broadcasting and print media and independent sales agents.

Beginning on September 1, 1999, the Company launched the first phase of its Internet auction Web site located at www.tagzinc.com. The first phase offered the sale of rare coins by the Company to the public via an auction format. On October 1, 1999, the Company initiated the second phase of its Internet auction Web site, expanding it to offer the sale of fine art and collectibles via an auction format. In November 1999, the Company held its first simultaneous live and Internet fine art and collectibles auction. The Internet portion of the auction was run in conjunction with Amazon.com and the Company's own fully auction capable Web site. The Company's auction site offers graded and certified coins and guarantees as to authenticity and condition of all items offered for sale.

In contrast to other auction sites such as Ebay.com, where the site operator merely acts as a facilitator of transactions, the Company acts as principals in its auctions. This means that the Company evaluates offerings, collects funds, pays consignors, and therefore seeks to eliminate the risks to the public of bidding on items sold by unknown third parties. To date, there are only a small number of auction Web sites that offer guarantees comparable to the Company's.

The Company also currently publishes a monthly newsletter, distributed to its existing customers detailing and describing current events in the numismatic and fine collectibles world. The Company's newsletter also provides customers with the opportunity to view the Company's current rare coin and fine collectibles offerings as well as order such offerings via telephone.

On May 28, 1999, the Company expanded its operations by opening a retail outlet in the Las Vegas area. The Company believes that the Las Vegas area is viewed as a prime location for development in the coin and art collection arena and the Company is working on strategies to expand that marketplace. In June 1999, the Company opened a Tustin, California customer service center, staffed by trained professionals who are tasked with answering customer inquiries regarding the Company's monthly newsletter as well responding to customer requests regarding availability of certain fine collectibles. In January 2000, the Tustin customer service center was consolidated into the Company's headquarters located in Newport Beach, California.

On December 30, 1999 the Company acquired all the outstanding common shares of Gehringer and Keller, Inc. d.b.a. Keystone Coin & Stamp Exchange ("Keystone"). Keystone is a wholesale, retailer and auctioneer of rare coins located in Allentown, Pennsylvania. The Company believes that acquisition of Keystone will significantly strengthen the Company's market position on the East Coast of the United States and enable the Company to continue to position itself as a nationally recognized dealer in rare coins. The staff of Keystone will add further numismatic expertise to the Company. The Company intends to expand Keystone to include the sale of fine art and collectibles.

HISTORY  OF  THE  COMPANY

TIA, the Company's predecessor, was originally founded by the Company's current president, Silvano DiGenova in 1977 when Mr. DiGenova first exhibited his coins at a national coin dealer's convention. That same year, Mr. DiGenova first became involved in other collectibles such as fine arts and antiques. Mr. DiGenova has collected rare coins since 1971 (when he was nine years old) and by age 13 was trading coins among his peers. While attending the Wharton School of Business in the early 1980s, Mr. DiGenova continued to develop TIA, and in May 1984, Mr. DiGenova, prior to graduating, took a leave of absence from Wharton and incorporated TIA in Pennsylvania.

In 1991, Mr. DiGenova relocated TIA to Laguna Beach, California and continued to develop TIA's rare coin, fine art and collectibles retail and wholesale business, continuing to expand it on a national level. The Company currently provides coins, fine arts and collectibles on a wholesale level to many retail outlets across the nation and conducts retail sales via telephone to virtually every state in the United States and several countries around the world.

As previously discussed above, TIA was acquired by the Company on April 28,1999.

BACKGROUND  OF  THE  COIN  AND  COLLECTIBLES  INDUSTRY

Throughout history, from ancient time to the present day, coins have been highly prized and universally regarded as a store of value, particularly those struck in precious metals. Coins have been highly esteemed for their beauty and appeal as a solid store of wealth. Over the past three hundred years, coin collecting for enjoyment and profit has gained increasing prominence. The coin industry has been actively traded since the 17th century.

The legendary House of Rothschild (famed European Banking Family) actually got its start dealing in rare coins and medals at Frankfurt's great spring and summer fairs. Meyer Rothschild, the founder of the banking empire, began by selling coins at the fairs as well as running a mail-order coin business.

Starting in 1771, he published the first of many printed coin catalogs which he sent out during the next 20 years at regular intervals to potential customers all over Germany. To this day, many prestigious European banks still maintain active numismatic departments.

THE  REVOLUTION  IN  THE  COIN  BUSINESS

Determining the market value of a given coin plays a vital role. Rare coins are graded on a numerical scale from 0 to 70. Zero represents the basal state and 70 represents an uncirculated (or mint state) specimen that is perfect in every aspect. The higher its numerical grade, the more valuable a coin is to collectors or dealers. A one-point difference, not even discernible to a layman's eye, can mean literally thousands of dollars difference in value. Therefore, the importance of consistent grading, according to a universally accepted standard by the marketplace cannot be overemphasized. In 1986, the first uniform grading system was implemented by the Professional Coin Grading Service (the "PCGS"). Silvano DiGenova, the Company's president, was a co-founder of PCGS and helped to develop the grading system used by PCGS. Mr. DiGenova sold his interest in PCGS in 1987 and has not been affiliated with PCGS, except as a customer of its services, since that time. A year after the founding of the PCGS, the Numismatic Guaranty Corporation ("NGC") was formed. Mr. DiGenova is not affiliated with NGC in any way except as a customer of its services.

These two firms established a uniform coin-grading standard, which has gained almost universal acceptance throughout the world. Once a coin has been graded and certified, both firms encapsulate the coin in tamper-proof acrylic holders, register them by number, grade, date and mintmark. If applicable, they identify variety and pedigree as well. Rare coins graded and certified by either one of these services can now be traded with confidence. The advent of certified grading has led to another revolution of sorts, the formation of the Certified Coin Exchange (CCE). Mr. DiGenova was a founder and board member of CCE, and helped to organize the association. Mr. DiGenova sold his interests in CCE in the late 1980s and has not been affiliated with the company in any way since that time except as a user of their services. CCE is a nationwide computerized trading network for rare coins. CCE is also the number one source of instantaneous price information. Coins can be bought and sold sight unseen because of the certification and confidence instilled in the market place by CCE, PCGS and NGC

NUMBER  OF  EMPLOYEES

As of February 25, 2000, the Company employed 24 persons, of which 20 were full-time employees. The Company believes that its future success depends in part upon recruiting and retaining qualified numismatists, fine art experts, marketing and other personnel.

                                  RISK FACTORS

COMPETITION

The business of selling rare coins and other collectibles is highly competitive. The Company competes with a number of smaller, comparably sized, and larger firms throughout the United States. These include: Heritage Rare Coin, a large scale coin firm in Dallas, Texas; National Gold Exchange, a large wholesale coin and bullion seller located in Tampa, Florida; Superior Stamp & Coin, a medium sized coin firm in Beverly Hills, California; Spectrum, a medium sized coin wholesaler located in Newport Beach, California; Collectors Universe, Inc., a publicly traded company; and U.S. Coins, a medium size coin wholesaler located in Houston, Texas. These competitors are generally larger and better capitalized. However, the Company believes that it is able to compete with these competitors due to its generally higher quality inventory, staff expertise, and Web presence. However, there can be no assurances that the Company can continue to compete successfully with other established companies with greater financial resources, experience and market share.

In an effort to remain competitive in the marketplace, the Company has implemented the following policies so its customers can be confident in their purchases:

    -Certified Coins: All coins purchased through the Company are independently graded and certified by either the Professional Coin Grading Service or the Numismatic Guaranty Corporation. These are nationally recognized unbiased third-party grading services that render an expert consensus opinion by the industry's foremost numismatic experts. Although Mr. DiGenova was a founder of PCGS, he is no longer affiliated with the Company and does not take part in PCGS's grading of the Company's coins. The coins, along with their grade designations, are sonically sealed in a tamper proof acrylic holder designed to protect the coin's condition from environmental damage. The coin cannot be removed from its holder, or the grade change, without destroying the holder.

    -Guaranteed Authenticity: the Company unconditionally guarantees the authenticity of every coin it sells. This guarantee is limited to a full refund of the original purchase price plus ten (10) percent per annum simple interest on the original purchase price from the date purchased from the Company to the date returned because of lack of authenticity, provided that the coin is returned in its original unbroken holder.

    -Guaranteed Liquidity and Buy Back at Grade: the Company guarantees to repurchase any coin originally sold by the Company to the original retail purchaser at the same numerical grade level at which the coin was originally purchased from the Company. The repurchase would be at the Company's current "Bid" price for the grade level indicated on the holder (the amount the Company is then offering to buy similar coins of the same grade on a below wholesale basis or "Bid"). The Company guarantees that this "Bid" price will be between 5% to 17.5%, and will never exceed 17.5%, below the then current retail asking price for coins with similar grades. The Company's current bid price and the corresponding retail price could be substantially below the purchaser's original purchase price. The Company does not guarantee that a purchaser will be able to recover his or her entire original purchase price but does guarantee liquidity based on current market conditions. The Company guarantees to provide an immediate cash offer, or at the client's discretion, a consignment sale estimate on any coin which was originally purchased from the Company. The Company's pledge is to provide our clientele with a liquid marketplace at any and all times.

    -Unconditional Seven-Day Refund: Every coin purchased (not including bullion) through the Company carries an unconditional 7-day full money back guarantee. If, after inspecting the purchase, the customer wishes to return any coin for a full refund under this guarantee, the coin must be received by the Company no later than seven days after postmark (or air bill date) of said coin. The purchaser is, therefore, encouraged to carefully inspect and evaluate all coins during this period. Fine art and collectibles returns privilege is 30 days.

    -Thirty-Day Same as Cash Exchange: Any item(s) sold by the Company may be exchanged for other item(s) of equal or greater value (at the full original purchase price) within 30-days of the sale. Bullion and generic coins, however, are excluded. Generic coins (or generic issues) are U.S. coins which are very common coins with graded populations of 1,000 or more.

    -Approval Service: The Company may send coins and fine art (on a case by case basis) on an approval basis (i.e. allow qualified customers to view items in their homes or to have such items independently inspected) to qualified buyers subject to credit verification and approval.

    -Low Price Guarantee: If any item purchased from the Company (excluding bullion and selected common generic issues) is advertised by a legitimate dealer for less than the Company's selling price (within 30 days), The Company will refund the difference, plus 10% of the difference.

    -Statements of Value: A thorough and complete evaluation of the coins and fine art purchased from the Company will be provided to all clients upon request. These reports provide current liquidation values as well as accurate data concerning profit and/or loss position.

    -Commission Free Selling Service: The Company will liquidate gold and silver bullion or generic U.S. coins for top market prices, free of commissions or selling fees, provided that the proceeds are used to purchase coins from the Company. Otherwise, a service charge of 2.5% (for bullion and/or common generic issues) or 10% (for rare U.S. coinage) will be assessed.

    -Appraisals of Currently Owned Materials: The Company will evaluate grade, performance potential and identify liquidation or hold strategy for its customers. This service is free of charge if the proceeds from the coins that are liquidated are used to acquire coins through the Company. Otherwise, a service charge of 2.5% of the total appraised value will be assessed.

    -Auction Representation: The Company attends most major numismatic auctions, and will act as an agent on customers' behalf, for the purpose of acquisition, for a nominal fee of 2.5% to 10%, depending upon the amount purchased.

    -Full service PCGS and NGC Submission Center: The Company will examine customer's uncertified coins to determine suitability for grading (there is no charge for this service). The Company will then submit the coins on the customers' behalf (at our dealer cost) to PCGS or NGC for grading.

    -Rare Coin Strategy Planning Sessions: The Company provides personal one-on-one consultations with an experienced, knowledgeable numismatic professional to assist with portfolio planning, rare coin acquisitions and/or liquidations. This is a free service provided to qualified individuals.

    -Research Services: The Company will provide a free complete historical, providence, price history and current population data for any coin(s) and fine art purchased from the Company.

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

REGULATION

The rare coin and collectibles markets are not currently subject to direct federal, state or local regulation, although the sales of certain artwork and autographed sports memorabilia is regulated in some states. However, the Federal Trade Commission and many state attorneys general have shown an interest in regulating the sales of rare coins and other tangible assets as investments, and the State of New York has determined that under certain circumstances rare coins may be treated as securities under state law, thereby requiring rare coin dealers to register as broker-dealers and permitting investors all legal and equitable remedies otherwise available to buyers of securities. The Company relies upon the February 1998 ruling of U. S. District Court Judge Kimba Wood in the case of Llewellyn v. North American Trading that the ordinary retail sale of rare coins to investors is not a security under the federal securities laws, and believes that its operations are not subject to regulation as the sale of securities. There is no assurance, however, that at some time in the future the sale of rare coins will be so regulated, and that the Company's business will not be materially adversely affected thereby.

Over the past 15 years, the FTC has filed suits against numerous rare coin dealers alleging that the dealers' representations about coins were false or misleading to a person of average intellect, or that the dealers' retail markups were so high that their representations about investment risk and appreciation potential became misleading or untrue. These cases have not, however, created any clear rules by which dealers such as the Company can assure themselves of compliance. On January 1, 1996, the FTC's Telemarketing Sales Rule, authorized by the 1994 Telemarketing and Consumer Fraud and Abuse Prevention Act, took effect. "Telemarketing" is defined as any plan, program, or campaign that is conducted to induce payment for goods and services by use of more than one interstate telephone call. The Rule applies to all sales of "investment opportunities", which is defined by whether the seller's marketing materials generally promote items. On the basis of representations about "income, profit, or appreciation." The Company believes that all of its retail sales are covered by the Rule, even those to collectors.

The Telemarketing Sales Rule requires the Company to inform customers of the following before accepting payment: the number of items being sold, the purchase price, and the Company's refund / exchange / buyback policy. The Rule also prohibits the Company from misrepresenting the "risk, liquidity, earnings potential, and profitability" of the items it sells. This in itself did not materially change prior law. However, during debates on the Telemarketing Sales Rule in 1995, FTC staff attorneys tried to impose additional specific requirements that dealers in "tangible assets" disclose to retail customers their actual cost for the items they sell, and also disclose "all material facts" about their goods before accepting any money from the customer. This would have required the Company to disclose its actual margins to its retail customers, as well as impose on the Company a near impossible burden of determining what facts were material to the purchase of coins or other collectibles. Although the FTC ultimately removed these additional requirements from the final version of the Rule, the FTC staff's behavior demonstrated its particular concern for telemarketing of coins as investments. There is no assurance that the FTC will not amend the Rule in the future to impose these or other additional regulations, or that individual states will not impose such regulations, and that the Company's business will not be materially adversely affected thereby.

In addition, many investors favor rare coins because they can be bought, owned and sold privately, i.e., without registering with or notifying any Government agency. However, the Internal Revenue Service now requires dealers such as the Company to report on Form 8300 all sales of coins in which more than $10,000 in cash or cash-like instruments is used as payment. The private nature of rare coin ownership has occasionally resulted in rare coins being purchased by taxpayers for the purpose of concealing unreported income, or used to "launder" income derived from unlawful activities. This has caused local authorities to consider imposing registration and/or reporting requirements upon rare coin dealers, although the only such regulation enacted to date (in the City of Chicago) has not been enforced against full-time dealers in rare coins. There is no assurance that additional regulations will not be imposed upon the Company in the future, and that the Company's business will not be materially adversely affected thereby.

TAXATION  OF  MAIL  ORDER  SALES

The Company does not collect California sales tax on mail order sales to out-of-state customers, because interstate sales generally are tax-exempt. Nor does the Company collect use tax on its interstate mail order sales. Most states impose a use tax on "retailer(s) engaged in business in this state" on sales of "tangible personal property for storage, use, or other consumption in this state" (language from '6203 of the California Sales and Use Tax Law). Use tax is usually set at the same rate as sales tax, and its purpose is to level the playing field between local retailers who pay sales tax and out-of-state mail order companies who do not. Some states exempt rare coin sales over $1,000 from sales or use tax, but most do not. Although the federal Constitution restricts the right of states to tax interstate commerce, states can assess use tax-on any transaction where the out-of-state mail order firm has a "nexus", i.e., any physical presence, in the state, regardless of whether the sales themselves arise from that local presence. "Nexus" includes attending conventions, although at least one state (California) provides a seven-day "safe harbor" for out-of-state dealers attending conventions and whose sales are less than a certain dollar threshold. It also would include attending auctions or making buying or selling trips. On that basis, the Company may be deemed to have "nexus" in many states.

Use tax is the buyer's obligation, but states require retailers to collect the tax and remit it to the state along with a use tax return. There is no statute of limitations for use tax if the dealer has filed no returns. To date, the Company has not been assessed for use tax by the taxing authority of any other state, nor has it received any inquiry indicating that it was being audited for purposes of such an assessment. However, there is no assurance that the Company will not be audited by taxing authorities of the states and be assessed for unpaid use taxes (plus interest and penalties) for a period of many years.

In addition to use tax, many states impose income and franchise taxes on out-of-state companies that derive net income from business with their residents. For example, California applies an income-based franchise tax to out-of-state corporations operating in California for the privilege of using the corporate form. The maximum tax rate is 8.84%, with a minimum tax of $800 per year. Income derived outside California is not taxed, and in-state income of taxpayers liable for tax in more than one state is calculated using a formula contained in the Uniform Division of Income for Taxation Purposes Act, a statute in effect in Alabama, Alaska, Arizona, Arkansas, California, Colorado, Hawaii, Idaho, Kansas, Kentucky, Maine, Michigan, Missouri, Montana, Nebraska, Nevada, New Mexico, North Dakota, Oregon, South Carolina, South Dakota, Texas, Utah, and Washington. As with use tax, nexus principles apply, and the U.S. Supreme Court requires "a minimal connection between the interstate activities and the taxing state, and a rational relationship between the income attributed to the State and the intrastate values of the enterprise."

Assuming the existence of nexus, the Company could be subject to income-based taxes in each of the states in which it has had a physical presence at conventions, auctions or otherwise. The only exceptions would be in states where the Company is protected by a federal law, 15 U.S.C. '381, which immunizes companies from state income taxes if the company's only business activities in the taxing state consist of "solicitation of orders for interstate sales." There is no statute of limitations for income or franchise tax if the dealer has filed no return. To date, the Company has not been assessed for income tax or franchise tax by the taxing authority of any other state, nor has it received any inquiry indicating that it was being audited for purposes of such an assessment. However, there is no assurance that the Company will not be audited by taxing authorities of the states and be assessed for unpaid income or franchise taxes (plus interest and penalties) for a period of many years.

ABILITY  TO  MANAGE  GROWTH

The Company has experienced periods of growth, increased personnel and marketing costs that have placed, and may continue to place, a significant strain on the Company's resources. The Company anticipates expanding its on-line auction and sales efforts. The Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on the expansion of its marketing and sales, management and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

MAJOR  SUPPLIERS

The Company obtains its coins and collectibles from many different individuals and entities and is not dependent on any major suppliers. However, during 1999, one wholesale vendor, Heritage Rare Coins located in Dallas, Texas represented 11% of inventory purchases. The Company anticipates that Heritage Rare Coins will represent less than 10% of inventory purchases during the 2000 fiscal year.

DEPENDENCE  ON  KEY  CUSTOMERS

The Company is not dependent on any key customers but rather sells to a large variety of individual retail purchasers as well as several wholesale purchasers throughout the nation and world. However, during 1999 and 1998, one wholesale purchaser, Mike's Coin Gallery, located in Redondo Beach, California represented 16% and 13% of the Company's wholesale sales, respectively. During 1999 the Company had no customers that represented more than 10% of the Company's sales.

PATENTS,  TRADEMARKS,  LICENSES

The Company does not depend upon any patents, trademarks, or licenses to conduct its business; or does the Company hold any such patents or trademarks.

COST  OF  COMPLIANCE  WITH  ENVIRONMENTAL  REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

Effective June 15, 1996, the Company began leasing approximately 4,092 square feet of administrative and retail space in Laguna Beach, California at a monthly rental rate of $5,000 per month beginning on September 1, 1996. Until January 2000, this facility served as the Company's headquarters and primary retail location. The monthly rental rate is scheduled to increase in accordance with the Consumer Price Index on an annual basis, up to a limit of 6% per year but subject to a 3% minimum increase. The lease is scheduled to terminate on June 30, 2001. The Company is actively negotiating with a third party to sub-lease the Laguna Beach, California location. It is an anticipated the sub-lease will be effective as of April 1, 2000. However, there can be no assurances that the Company will be able to sub-lease the Laguna Beach facility. In the event that the Company is unable to sub-lease the Laguna Beach facility, it will continue to be obligated to pay the monthly lease payments of $5,000 per month until June 30, 2001.

Effective May 1, 1999, the Company began leasing approximately 1,722 square feet of administrative space in Tustin, California at a monthly rental rate of $2,066.40. Until January 2000, this facility served as the Company's customer service site. The lease will terminate on April 30, 2000.

Beginning on June 1, 1999, the Company began leasing approximately 2,350 square feet of retail space in Las Vegas, Nevada pursuant to an oral month-to-month lease with Commercial West Property Management at a rate of $2,023 per month. The Company is currently investigating alternative retail locations for its Las Vegas operations.

Beginning on October 1, 1999, the Company began leasing approximately 180 square feet of office space in Barrington, Illinois at a monthly rental rate of $592. This office serves as the Company's Chicago, Illinois buying office. The lease will terminate on September 30, 2000

Effective October 7, 1999, the Company began leasing 11,270 square feet of administrative, customer support, retail, gallery, and auction space located in Newport Beach, California at a rental rate of $11,000 per month. In January 2000, the Company consolidated its Laguna Beach and Tustin operations into this location. The lease is scheduled to terminate on October 7, 2001.

Effective January 1, 2000, the Company began leasing 2,500 square feet of retail and administrative space located in Allentown, Pennsylvania at a rental rate of $3,000 per month. This location serves as retail storefront and headquarters of the Company's subsidiary, Keystone. The president and vice president of Keystone own the location (See Item 12 - Certain Relationships and Related Transactions). The lease is schedule to terminate on December 31, 2002.

ITEM  3  -  LEGAL  PROCEEDINGS

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

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's Common Stock was listed on the NASDAQ Over-the-Counter Bulletin Board on August 10, 1998 under the trading symbol ASLR. However, the Company's Common Stock did not begin trading until subsequent to its acquisition of Tangible, whereas on May 18, 1999, the Company's Common Stock trading symbol was changed to TAGZ.

                                                          BID PRICES
     YEAR     PERIOD                                    HIGH       LOW
                                                       -------   -------
     1999     First  Quarter                              n/a      n/a
              Second Quarter (5/18/1999 to 6/30/1999)     7.38     3.25
              Third  Quarter                              6.25     1.25
              Fourth Quarter                              3.00     1.25

Pursuant to NASD Eligibility Rule 6530 (the "Rule") issued on January 4, 1999, issuers who do not make current filings pursuant to Sections 13 and 15(d) of the Securities Act of 1934 are ineligible for listing on the NASDAQ Over-the-Counter Bulletin Board and are subject to de-listing pursuant to a phase-in schedule depending on each issuer's trading symbol as reported on January 4, 1999. As previously discussed, the Company's trading symbol on January 4, 1999 was ASLR. Therefore, pursuant to the phase-in schedule, the Company was subject to de-listing on September 1,1999. One month prior to an issuer's de-listing date, non-complying issuers will have their trading symbol appended with an "E". As a result the Company's trading symbol was changed to TAGZE on August 6, 1999. As the Company 's was not compliant with the Rule on September 1, 1999, the Company was delisted from the OTCBB and began trading on National Quotation Bureau's "Pink Sheets".

Following the filing and clearance of a registration statement on Form 10-SB, the Company became compliant with the Rule and was reinstated to the NASDAQ Over-the-Counter Bulletin Board in January 2000.

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the company as of the close of business on December 31, 1999 was 44. Many of the shares of the Company's Common Stock are held in "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On April 28, 1999, Tangible Asset Galleries, Inc. (which at the time was designated Austin Land & Resources, Inc., a Nevada corporation ("Austin") acquired all of the outstanding common stock of Tangible Investments of America, a Pennsylvania corporation ("TIA") in a business combination described as a "reverse acquisition." As part of the reorganization, the Company issued 16,000,000 shares of its "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to the shareholders of TIA in exchange for all of the outstanding shares of TIA. Such shares include the shares owned by officers and directors of the Company as set forth in the Section "Security Ownership of Certain Beneficial Owners and Management" hereunder. This issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

On April 28, 1999, the Company issued 17,500 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to MRC Legal Services Corp., the Company's securities counsel, in consideration for legal services rendered valued at $17,500. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

On  April  28,  1999,  the  Company issued 432,854 shares of "restricted" Common
Stock to the Michelson Group in connection with the exercise of a warrant, an accredited unrelated third-party, pursuant to a Corporate Development Agreement entered into between the Company and the Michelson Group in exchange for consulting services valued at $134,185. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

On June 4, 1999, the Company issued 70,000 shares of "restricted" Common Stock to an accredited unrelated third party in exchange for inventory valued at $135,000. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

On January 28, 2000, the Company issued 201,861 shares of "restricted" Common stock in exchange for 100% of the outstanding common shares of Gehringer and Kellar, Inc. d.b.a. Keystone Coin & Stamp Exchange pursuant to an acquisition agreement dated December 30, 1999. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY  STATEMENTS:

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes thereto included elsewhere herein. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

RESULTS  OF  OPERATIONS
The following table sets forth the periods indicated, the percentage of net revenue represented by each item in the Company's consolidated statements of operations. The information presented in this table assumes the acquisition of TIA by the Company. The information below does not include the operations of Keystone as the company was acquired at the close of business on the last operating day of the fiscal year.


                                                        Year Ended

                                                       December 31,
                                                      ---------------

                                                       1999    1998
                                                      ---------------

Net Revenues                                          100.0%  100.0%

Cost of Sales                                          81.5%   82.7%
                                                      ---------------

Gross Profit                                           18.5%   17.3%

Selling, General and Administrative Expenses           19.0%    9.6%
                                                      ---------------

Income from Operations                                (0.5)%    7.7%
Other Income (Expense)                                (1.7)%  (0.4)%
                                                      ---------------

Income Before Income Taxes                            (2.2)%    7.3%

Provision for (Recovery of) Income Taxes                0.1%    0.1%
                                                      ---------------
Net Income (Loss)                                     (2.3)%    7.2%
                                                      ===============

FOR  THE  YEARS  ENDED  DECEMBER  31,  1999  AND  1998

The Company's net loss for the year ended December 31, 1999 was $473,618 or $0.03 per share on a basic and diluted basis, as compared to net income of $1,397,865 or $0.09 per share on a basic and diluted basis, for the year ended December 31, 1998. The decrease in profitability was primarily the result of increased selling, general and administrative expenses as discussed below.

NET  REVENUES

The table below reflects the breakdown of the Company's primary areas of revenue.

                                   Year Ended              Year Ended
                               December 31, 1999       December 31, 1998
                           ------------------------  ---------------------
                                    Amount     %          Amount       %
                           ------------------------  ---------------------
Net Revenues
  Coins - Wholesale        $  15,238,520     73.8%   $  11,722,016   60.0%
  Coins - Retail               4,373,799     21.1        6,999,860   35.8
  Fine Art & Collectibles      1,047,027      5.1          814,102    4.2
                           ------------------------  ---------------------
Total Net Revenues         $   20,659,346    100.0%  $  19,535,978  100.0%
                           ========================  =====================

Net revenues for the year ended December 31, 1999 increased 5.8% to $20,659,346 from $19,535,978 for the year ended December 31, 1998. This increase was primarily due to the strength of the wholesale rare coin market, but was offset by the unanticipated weakness in the retail coin market. Wholesale rare coin sales increased 30.0% to $15,238,520 for the year ended December 31, 1999 from $11,722,016 for the year ended December 31, 1998. Retail rare coin sales decreased 37.5% to $4,373,799 for the year ended December 31, 1999 from $6,999,860 for the year ended December 31, 1998. This decrease was in spite of the Company's continued focus on retail sales; market forces resulted in higher wholesale sales than expected. During the year ended December 31, 1999, the Company continued its focus on the accumulation of its collectibles inventory in anticipation of launching its live and online fine art and collectibles auctions. The Company's first fine art and collectible live and online auction was held in November 1999. Fine art and collectible sales for the year ended December 31, 1999 increased 28.6% to $1,047,027 from $814,102 for the year ended December 31, 1998.

COST  OF  SALES

Cost of sales for the year ended December 31, 1999 increased 4.2% to $16,828,352 from $16,146,584 for the year ended December 31, 1998. This increase was primarily due to increased sales. The cost of sales as a percentage of net revenue decreased to 81.5% (1999) from 82.7% (1998) during the comparable periods. The decrease in cost of sales as a percentage of revenue, in the current period over comparable period, was due to a favorable mix of products sold. The Company's cost of sales as percentage of net revenue will vary from period to period depending on the prevailing market forces and the mix of products sold.

GROSS  PROFIT

Gross profit for the year ended December 31, 1999 increased 13.0% to $3,830,994 from $3,389,394 for the year ended December 31, 1998. The gross profit as a percentage of net revenue increased to 18.5% (1999) from 17.3% (1998) during the comparable year. This increase was due to the favorable mix of products sold during the year. The ability of the Company to realize the highest possible gross profit on the sales of products is dependent on market demand for specific types of products that may or may not be readily available to Company.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the year ended December 31, 1999 increased 108.2% to $3,920,649 from $1,883,093 for the year ended December 31, 1998. The increase in these expenses were due to: increases in selling expenses relating to the shift in focus toward retail sales; the costs associated with the Company's initial public filings; the expansion of the administrative infrastructure to support the requirements of public company reporting and the Company's growing retail operations; and the costs associated with developing an Internet based auction site. The increase in expenditures included a one-time consulting expense to the Michelson Group in the amount of $134,185 that was the assigned fair value of stock warrants granted in exchange for services rendered in connection with the reverse acquisition. See the Certain Relationships and Related Transactions section of this document for further details.

OTHER  INCOME  AND  EXPENSES

Other expenses for the year ended December 31, 1999 increased 293.6% to $368,963 from $93,736 for the year ended December 31, 1998. This increase was primarily due to a 282.2% increase in interest expenses for the year ended December 31, 1999 to $338,006 from $88,428 for the year ended December 31, 1998. During the current year, the Company's investment in Numismatic Interactive Network, LLC, customer lists and leasehold improvements amounting to $4,550, $21,247 and $12,958 respectively were written off.

PROVISION  FOR  INCOME  TAXES

The provision for income taxes for the year ended December 31, 1999 was $15,000 as compared to $14,700 for the year ended December 31, 1998. Prior to the Company's reverse acquisition on April 28, 1999, the Company had elected to be taxed as an S-Corporation for federal and state purposes. Under the provisions of this election, with the exception of the California 1.5% surtax, the Company did not pay corporate tax on its income. However, the stockholders were liable for their respective share of income taxes on the Company's taxable income. Subsequent to the reverse acquisition, the Company began to provide for corporate income taxes based on the combined federal and state statutory rates.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash increased $39,597 for the year ended December 31, 1999, primarily due to increased financing activities that occurred as inventory levels were increased so that Company could continue to expand into rare coins, fine art and collectibles on a retail level. Comparatively, cash increased $17,740 for the year ended December 31, 1998 due to increased sales and profitability during the period.

Net cash used in operating activities for the year ended December 31, 1999 was $2,118,360, consisting primarily of the Company's net loss and the increases in the Company's inventory and accounts receivable that was partially offset by non-cash operating expenses including consulting and legal services exchanged for stock warrants and common stock, depreciation and amortization and the write-down of customer lists. Net cash provided by operating activities for the year ended December 31, 1998 was $914,103, consisting primarily of the Company's net income of $1,397,865, adjusted by increases in inventory and accounts payable and a decrease in accounts receivable.

Net cash used in investing activities for the year ended December 31, 1999 was $107,908 consisting primarily of additions to property and equipment and long-term rental deposits. Net cash used in investing activities for the year ended December 31, 1998 was $12,574 consisting primarily of an investment in Numismatic Interactive Network, LLC.

Net cash provided by financing activities for the year ended December 31, 1999 was $2,265,865 consisting primarily of borrowing's under a revolving credit agreement, proceeds of interest-bearing stockholder loans and the proceeds of a convertible, interest-bearing stockholder note payable that were partially offset by stockholder distributions. Net cash used in financing activities for the year ended December 31, 1998 was $883,789 consisting primarily consisting of the reduction of cash overdrafts and stockholder distributions partially offset by borrowings under a revolving credit agreement.

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES

During the year ended December 31, 1999, the Company issued 70,000 common shares in exchange for inventory with a fair value of $135,000 and entered into a capital lease for equipment with a fair value of $15,436. On December 30, 1999, in connection with the acquisition of Gehringer & Kellar, Inc. d.b.a Keystone Coin & Stamp Exchange, the Company purchased assets with a fair value of $339,229 and assumed liabilities amounting to $339,229. During the year ended December 31, 1998, the Company entered into a capital lease for equipment with a fair value of $14,449.

On December 1, 1998, the Company's predecessor, TIA entered into a revolving credit agreement with a limit of up to $600,000 with a rate of interest at the prime rate plus 2.625% collateralized by the Company's assets and personal guarantee of the Company's president. In September 1999, the revolving credit agreement was terminated and the outstanding balance was repaid in full. The credit facility was replaced with a revolving credit agreement with a limit of up to $2,000,000, with a rate of interest at the prime rate plus 1.50%, which is collateralized by the Company's assets and a personal guarantee of the Company's president and principal stockholder. The outstanding balance of the line of credit at December 31, 1999 was $ 1,840,000. In addition, the Company is attempting to negotiate an increase in its line of credit to $5,000,000. The Company has also retained the services of the Michelson Group to assist the Company in a potential bridge financing in order to finance future growth. See Certain Relationships and Related Transactions. The Company anticipates that the additional line of credit and funds from the possible bridge financing will be used for increased inventory, capital expenditures, and potential acquisitions. However, there can be no assurances that the Company will be able to secure such financings.

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

During the year, the Company's principal stockholder and president advanced cash, evidenced by unsecured notes payable totaling $1,326,992, to the Company on a short-term, non-interest bearing basis until September 30, 1999. On October 1, 1999, the notes payable began to accrue interest at the rate of 10% annually payable on a quarterly basis. On December 31, 1999 the Company and the principal stockholder agreed to revise the repayment terms of the notes payable so that no repayment would occur until January 1, 2001. The balance of stockholder notes payable as of December 31, 1999 was $1,081,283.

CAPITAL  EXPENDITURES

The Company incurred capital expenditures of $85,268 during the year ended December 31, 1999 consisting primarily of computer hardware, computer software, office equipment and leasehold improvements. The Company will continue to incur capital expenditures to further enhance its auction, marketing and accounting computer hardware and software, and make leasehold improvements at its new corporate headquarters in Newport Beach, California through the end of the first quarter of the fiscal year ending December 31, 2000.

Effective October 7, 1999, the Company began leasing 11,270 square feet of administrative, customer support, retail, gallery, and auction space located in Newport Beach, California at a monthly rental rate of $11,000 per month. In January 2000, the Company consolidated its Laguna Beach and Tustin operations into this location. The lease is scheduled to terminate on October 7, 2001. Unless the Company is able to negotiate the termination or sublease of its Laguna Beach and Tustin offices on favorable terms, the Company will be required to pay an aggregate of approximately $120,000 in rental payments for its Laguna Beach premises and approximately $8,000 for its Tustin premises over the course of their respective leases.

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

Although the Company did not experience any Y2K related problems during the changeover from the year 1999 to the year 2000, because of the complexity of the Year 2000 issue and the interdependence of organizations using computer systems, there can be no assurances that the Company's efforts, or those of third parties with whom the Company interacts, have fully resolved all possible Year 2000 issues. Failure to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company. The most likely worst case Y2K scenario which management has identified to date is that, due to unanticipated Y2K compliance problems, the Company may be unable to bill its customers, in full or in part, for product sold. Should this occur, it would result in a material loss of some or all gross revenue to the Company for an indeterminable amount of time, which could cause the Company to cease operations. Although the Company has received written assurances from all of its major suppliers (coin and collectibles suppliers such as Heritage Rare Coins and Lipton Rare Coins) that they are, or will be, Year 2000 compliant, should any such supplier fail to adequately address the Year 2000 problem, the Company's only recourse for any damages suffered as a result would be through litigation. The Company has not yet developed a contingency plan to address this worst case Y2K scenario, and does not intend to develop such a plan in the future.

ITEM  7  -  FINANCIAL  STATEMENTS

The consolidated financial statements and corresponding notes to the financial statements called for by this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the acquisition of TIA by Austin, as previously described, the Company engaged Barry L. Friedman, P.C., Certified Public Accountants, to audit the Company' s financial statements for The fiscal years ended December 31, 1997, and December 31, 1998. TIA's Certified Public Accountants were Goldenberg Rosenthal LLP.

Prior to October 1, 1998, TIA's Certified Public Accountants were Schmeltzer Master Group, PC ("Schmeltzer Master"). On October 1, 1998, Schmeltzer Master, dissolved and substantially all of the shareholders and staff of Schmeltzer Master joined Goldenberg Rosenthal Friedlander, LLP to become Goldenberg Rosenthal, LLP ("Goldenberg Rosenthal") Schmeltzer Master was retained to audit the financial statements of TIA for the fiscal year ended December 31, 1997.

Although Schmeltzer Master issued an opinion as to TIA's balance sheet, Schmeltzer Master disclaimed an opinion with respect to the statement of income and retained earnings and cash flows for the year ended December 31,1997 as Schmeltzer Master had not been previously audited the physical inventory of TIA as at December 31, 1996. Subsequently, the Company engaged Goldenberg Rosenthal to perform additional procedures so as to issue an unqualified opinion for TIA the year ended December 31, 1997. There have been no disagreements between management and its former accountants, Schmeltzer Master of the type that are required to be reported under this Item 8 from January 1, 1997 through the date of the dissolution of Schmeltzer Master on October 1, 1998.

As of December 21, 1999 Barry L. Friedman, PC, Certified Public Accountants and Goldenberg Rosenthal, LLP were terminated as the independent accountants of Registrant and it's predecessor, TIA respectively. The Company had elected to locate and engage a national certified public accounting firm to audit its financial statements on an ongoing basis. As of the same date the firm of BDO Seidman, LLP was engaged as the independent accountant for the Registrant.


                                    PART III

ITEMS 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                      Age    Positions
---------------------    -----   ------------------------------------------

Silvano  A.  DiGenova     37     Chief  Executive  Officer,  President,
                                 Secretary,  and  Chairman  of  the  Board

Michael  Bonham           41     Vice  President  of  Sales  &  Marketing,
                                 and  Director

Paul  Biberkraut          39     Controller  and  Vice  President  of
                                 Finance

SILVANO A. DIGENOVA is currently the Company's Chief Executive Officer, President, Secretary, and Chairman of the Company's Board of Directors. Mr. DiGenova founded Tangible Investments of America, what would later become the Company, in 1977. Mr. DiGenova is a recognized leader in the numismatic and fine arts field. In 1986, Mr. DiGenova helped form the Professional Coin
Grading Service, the first widely accepted uniform grading system for rare coins. Mr. DiGenova has also worked with several very noted museums, institutions and world class auction houses, including the San Francisco Mint Museum, the Philadelphia International Coin Museum, Sotheby's, and Christie's, functioning as an agent on appraisals and private sales. Mr. DiGenova is on the Board of Directors of the Professional Numismatists Guild, a non-profit body overseeing coin and precious metal dealers. Mr. DiGenova is also on the Board of Directors of ICTA, which represents all tangibles and collectibles dealers in Washington, D.C. Mr. DiGenova attended the Wharton School of Business at the University of Pennsylvania for four years. However, Mr. DiGenova left Wharton in his fourth year to develop TIA, the Company's predecessor and did not obtain a degree from Wharton.

MICHAEL BONHAM is currently the Company's Vice President of Sales & Marketing and a member of the Company's Board of Directors. From March 1991 to May 1999, Mr. Bonham assisted TIA as an independent contractor responsible for sales and marketing. Mr. Bonham has extensive experience in the bullion markets. Between January 1987 through March 1991, Mr. Bonham worked with International Rare Coin & Bullion.

PAUL BIBERKRAUT is currently the Company's Controller and Vice-President of Finance. From November 1997 to June 1999, Mr. Biberkraut was the Controller of Quality Systems, Inc., a publicly traded healthcare software company. From August 1995 to October 1997, Mr. Biberkraut was the Managing director of Stampendous, Inc., a privately held manufacturer of decorative rubber stamps and accessories. From June 1991 to June 1995, Mr. Biberkraut was the Vice-President of Finance of First National Lenders, a privately held mortgage brokerage company. Mr. Biberkraut attended McGill University where he received a Bachelor of Commerce and Graduate Diploma in Public Accountancy in 1981 and 1983 respectively. Mr. Biberkraut is a Chartered Accountant and has been a member of the Canadian Institute of Chartered Accountants since 1984. Mr. Biberkraut received a Master of Business Administration from Pepperdine University in 1994. Mr. Biberkraut is also the Chairman of the Supervisory Committee of the Anaheim Area Credit Union.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM  10  -  EXECUTIVE  COMPENSATION

On April 30,1999 the Company entered into an oral employment Agreement with Silvano DiGenova, the Company's President, CEO, Secretary, and Chairman of the Board of Directors, whereby the Company will pay Mr. DiGenova an annual salary of $310,000. This agreement may be canceled at any time by either the Company or Mr. DiGenova. Additionally, the Company has agreed to provide Mr. DiGenova with an automobile at a cost of up to $10,000 per year.

On April 30,1999 the Company entered into an oral employment Agreement with Michael Bonham, the Company's Vice President of Sales and Marketing, whereby the Company will pay Mr. Bonham an annual draw of $50,000 plus commissions on sales attributable to Mr. Bonham. In addition to his annual compensation, the Agreement confirmed the prior issuance of options to purchase 75,000 shares of the Company's common stock at an exercise price of $1.00 per share that vest over a period of five years.

On October 26,1999 the Company entered into an oral employment Agreement with Paul Biberkraut, the Company's Controller and Vice President of Finance, whereby the Company will pay Mr. Biberkraut an annual salary of $90,000 plus discretionary bonus to be determined by the company's Board of Directors. In addition to his annual salary, the Agreement issued options to purchase 75,000 shares of the Company's common stock at an exercise price of $2.00 per that vest over a period of five years.

                           SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the year ended December 31, 1999, the fiscal year ended December 31, 1998, and the fiscal year ended December 31, 1997. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                             SUMMARY COMPENSATION TABLE

                                  Annual Compensation                         Long Term Compensation
                                -----------------------                  Awards                  Payouts
                                                                        ----------------------------------
                                                          Restricted    Securities
Name and                                   Other Annual     Stock       Underlying   LTIP       All Other
Principal               Salary      Bonus  Compensation     Awards       Options    Payouts    Compensation
Position        Year     ($)         ($)       ($)           ($)         SARs (#)     ($)           ($)
-----------------------------------------------------------------------------------------------------------
Silvano         1999   250,000       -0-      5,875          -0-            -0-      -0-           -0-
DiGenova
(President,
CEO)
                1998   250,000       -0-       -0-           -0-            -0-      -0-           -0-

                1997   150,000       -0-       -0-           -0-            -0-      -0-           -0-

Michael         1999     -0-         -0-    109,987          -0-          75,000     -0-           -0-
Bonham
(V.P. Sales &
Marketing)
                1998     -0-         -0-       -0-           -0-            -0-      -0-           -0-


                                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                 (INDIVIDUAL GRANTS)


                 NUMBER OF SECURITIES            PERCENT OF TOTAL
                      UNDERLYING               OPTIONS/SAR'S GRANTED
                     OPTIONS/SAR'S          TO EMPLOYEES IN YEAR ENDED    EXERCISE OF BASE        EXPIRATION
NAME                  GRANTED (#)               DECEMBER 31, 1999 (%)       PRICE ($/SH)              DATE
-----------------------------------------------------------------------------------------------------------
Silvano DiGenova          -0-                         n/a                         n/a                 n/a

Michael Bonham          75,000                        3.0                         1.00             04/30/2009


                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FY-END OPTION/SAR VALUES

                                                                                      Value of
                                                       Number of Unexercised       Unexercised In-
                     Shares Acquired                   Securities Underlying     The-Money Option/SARs
                      On Exercise       Value          Options/SARs At FY-End       At FY-End ($)
Name                      (#)         Realized ($)    Exercisable/Unexercisable  Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------
Silvano DiGenova          -0-             n/a               n/a                           n/a

Michael Bonham            n/a             n/a             0/75,000                      0/79,500

COMPENSATION  OF  DIRECTORS

Currently,  Directors  of  the  Company  receive  no  compensation.

ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of February 25, 2000, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.


                         Name and Address of        Common Stock   Percent of
Title of Class           Beneficial Owner           Outstanding    Outstanding
-----------------------  -------------------------  -------------  ------------
                         Silvano A. DiGenova
                         3444 Via Lido
Common Stock             Newport Beach, California    15,492,500         84.33%

                         Mike Bonham (1)
                         3444 Via Lido
Common Stock             Newport Beach, California        15,000            <1%

                         Paul Biberkraut (2)
                         3444 Via Lido
Common Stock             Newport Beach, California           500             0%

All Directors and
Officers as a Group (3
 Persons)                                             15,508,000         84.41%
                                                     ============  =============

1) Includes options to purchase 15,000 shares of the Company's Common Stock exercisable on April 30, 2000. Does not include an additional 60,000 options to acquire shares of the Company's common stock which vest in 15,000 share increments each year over the next four years beginning on April 30, 2001 at an exercise price of $1.00 per share.

2) Does not include 75,000 options to acquire shares of the Company's common stock which vest in 20% increments each year over a five year period beginning on October 26, 2000 at an exercise price of $2.00 per share.

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

On February 5, 1999, Tangible Investments of America, Inc., the Company's predecessor, entered into a Corporate Development Agreement with the Michelson Group, Inc. ("Michelson"). As part of the agreement, Michelson has agreed to provide consultation and corporate development services on behalf of the
Company. In return, the Company has agreed to compensate Michelson in the amount of $6,500 per month in addition to warrants to purchase up to 4.9% of the outstanding shares of the Common Stock of the Company (as calculated following the completion of a private placement by the Company (the "Offering")) at an exercise price of $0.01. Pursuant to the Agreement, Michelson has agreed that the exercise of the warrants adhere to the following schedule: one half of the warrants can be exercised upon execution of the Agreement; an additional one fourth when the Company breaks escrow on a bridge financing in the amount of $1,000,000; and the remaining one fourth upon the Company breaking escrow on an equity financing of $3,000,000 or more. As of December 31, 1999, 432,854 warrants have been exercised, resulting in net
proceeds  of  approximately  $4,328  to  Company.   The  Company  reflected
compensation expense totaling $134,185 in its consolidated statement of operations for the year ended December 31, 1999, to reflect the fair value of such warrant grant.

On March 15, 1999 Tangible Investments of America, Inc., the Company's predecessor, pursuant to the unanimous consent of the Board of Directors, declared a distribution of $1,400,000 to Silvano DiGenova, it's sole shareholder. On March 31, 1999 the Directors of the Company, in consideration of funds advanced by the sole shareholder to the Company in the amount of $1,400,000, executed a convertible note in favor of Silvano DiGenova of the same amount. Interest is payable quarterly at an annual rate of 9%. The note, including any unpaid accrued interest thereon will become due and payable on March 31, 2004. The note contains certain acceleration, extension and conversion provisions. The conversion provision allows Mr. DiGenova the right to convert the principal amount on this note, or any portion of the principal amount into shares of the common stock of the Company at a conversion price for each share equal to $1.00 at any time. The note grants the holder the right to extend payment for up to five renewal periods of one year each.

On April 28, 1999, the Company (which at the time was designated Austin Land & Resources, Inc., acquired all of the outstanding common stock of Tangible Investments of America, Inc., a Pennsylvania corporation ("TIA") in a business combination described as a "reverse acquisition." As part of the reorganization, the Company issued 16,000,000 shares of its Common Stock to the shareholders of TIA in exchange for all of the outstanding shares of Common Stock of TIA. Such shares include the shares owned by officers and directors of the Company as set forth in the Section "Security Ownership of Certain Beneficial Owners and Management" hereunder.

During the year, the Company's principal stockholder and president, Silvano DiGenova advanced cash, evidenced by unsecured notes payable totaling $1,326,992, to the Company on a short-term, non-interest bearing basis until September 30, 1999. On October 1, 1999, the notes payable began to accrue interest at the rate of 10% annually payable on a quarterly basis. On December 31, 1999 the Company and Mr. DiGenova agreed to revise the repayment terms of the notes payable so that no repayment would occur until January 1, 2001. The balance of notes payable to Mr. DiGenova as at December 31, 1999 was $1,081,283.

On December 31, 1999 the Company's subsidiary, Keystone, entered into a three-year lease agreement with Stephen J. Gehringer and Kenneth J. Kellar, Keystone's president and vice president respectively. The property leased is Keystone's primary retail and administrative location. The lease agreement is effective January 1, 2000, provides for a monthly rental of $3,000, and expires on December 31, 2002.

TEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

ITEM 1 - INDEX TO EXHIBITS


EXHIBIT NO.  DESCRIPTION

   (1)* Acquisition Agreement dated April 28, 1999 by and between Austin Land & Resources, Inc. and Tangible Investments of America, Inc.

   (3.1)*    Articles of Incorporation of Austin Land &
             Resources, Inc. filed on August 30, 1995.

   (3.2)* Amendments to the Articles of Incorporation of Austin Land & Resources, Inc., changing the name of the Company to Tangible Asset
             Galleries, Inc.

   (3.3)*    Bylaws of the Company

   (10.1)*   Lease dated June 15, 1996 by and between Tangible
             Investments of America and LBP Enterprises for the lease of real property located at 1550 South Coast
             Highway, Laguna Beach, California.

   (10.2)*   Lease dated March 31, 1999 by and between Tangible
             Investments of America and Tustin Business Center,
             L.P. for the lease of real property located at 17842
             Irvine, Boulevard, Tustin, California.

   (10.3)*   Line of Credit between Tangible Investments of
             America, Inc. and Wells Fargo Bank, dated  December
             1, 1999.

   (10.4)*   Investment Banking Agreement by and between Tangible
Investments of America and the Michelson Group dated February 3, 1999.

   (10.5)* Convertible Note by and between Tangible Investments of America and Silvano DiGenova dated
             March 31, 1999.

   (10.6)*   Lease  dated  September  20,  1999 by and between
             Tangible Asset Galleries,  Inc.  and  LJR  Lido
             Partners  LP.

   (10.7)    Lease dated December 31, 1999 by and between
             Gehringer and Kellar, Inc. and Stephen J. Gehringer and Kenneth J. Kellar.

   (16.0)*   Letter from former accountant Schmeltzer Master Group, PC

   (27.0)    Financial Data Schedule

________________________
*Previously Filed

(B)  REPORTS  ON  FROM  8-K

On December 22, 1999, the Company filed a Current Report on Form 8-K dated December 21, 1999 reporting under Item 4, a change in its certifying accountants from Barry L. Friedman, PC and Goldenberg Rosenthal, LLP to BDO Seidman LLP.

On January 31, 2000, the Company filed a Current Report on Form 8-K dated January 31, 2000 reporting its acquisition of Gehringer & Kellar, Inc., a Pennsylvania corporation dba Keystone Coin & Stamp Exchange.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   TANGIBLE  ASSET  GALLERIES,  INC.

                                   By  /s/  Silvano  DiGenova
                                   ----------------------------------
                                   Silvano  DiGenova
                                   President  &  CEO

                         TANGIBLE ASSET GALLERIES, INC.

                                    CONTENTS



Independent  Auditors'  Reports                             F-2

Financial  Statements                                       F-3

Consolidated  Balance  Sheets                               F-4

Consolidated  Statements  of  Operations                    F-5

Consolidated  Statements  of  Stockholder's  Equity         F-6

Consolidated  Statements  of  Cash  Flows                   F-7

Notes  to  Consolidated  Financial  Statements              F-9

INDEPENDENT  AUDITORS'  REPORT


Board  of  Directors
Tangible  Asset  Galleries,  Inc.
Newport  Beach,  California


We have audited the accompanying consolidated balance sheet of Tangible Asset Galleries, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tangible Asset Galleries, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        /s/ BDO Seidman, LLP
                                        BDO  Seidman,  LLP

Costa  Mesa,  California
February  25,  2000

INDEPENDENT  AUDITORS'  REPORT


Board  of  Directors
Tangible  Asset  Galleries,  Inc.
Newport  Beach,  California


We have audited the accompanying balance sheet of Tangible Asset Galleries, Inc., formally known as Tangible Investments of America, as of December 31, 1998, and the related statements of operations, cash flows and stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tangible Asset Galleries, Inc., formally known as Tangible Investments of America, as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                   /s/ Goldenberg Rosenthal, LLP
                                   Goldenberg  Rosenthal,  LLP

Jenkintown,  Pennsylvania
August  17,  1999


                         TANGIBLE ASSET GALLERIES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                       December 31,       December 31
                                                                          1999                1998
                                                                   -------------------  ------------------
ASSETS (Note 5)

CURRENT ASSETS
Cash                                                               $           81,882   $           42,285
Accounts receivable                                                         1,057,403              734,148
Inventories (Notes 2 and 6)                                                 6,419,136            4,856,277
Prepaid expenses and other                                                     58,162               12,431
                                                                   ------------------   ------------------
Total current assets                                                        7,616,583            5,645,141
                                                                   ------------------   ------------------
PROPERTY AND EQUIPMENT, net (Notes 3 and 8)                                   144,041               92,986

OTHER ASSETS (Note 4)                                                         329,068               34,947
                                                                   ------------------   ------------------
Total assets                                                       $        8,089,692   $        5,773,074
                                                                   ==================   ==================
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Line of credit (Note 5)                                            $        1,840,000   $          600,000
Accounts payable and accrued expenses                                       1,241,392            1,668,371
Note payable (Note 6)                                                         200,000                    -
Notes payable to related parties (Note 7)                                     339,229               80,000
Obligations under capital leases (Note 8)                                       8,797                4,445
                                                                   ------------------   ------------------
                                                                            3,629,418            2,352,816
                                                                   ------------------   ------------------
LONG-TERM LIABILITIES
Notes payable to related parties, net of current portion (Note 7)           2,481,283                    -
Obligation under capital leases, net of current portion (Note 8)               13,436                7,642
Deferred taxes (Note 9)                                                        10,000                    -
                                                                   ------------------   ------------------
                                                                            2,504,719                7,642
                                                                   ------------------   ------------------
TOTAL LIABILITIES                                                           6,134,137            2,360,458
                                                                   ------------------   ------------------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDER'S EQUITY
Common stock, $0.001 (Notes 1, 10 and 12) par value,
50,000,000 shares authorized; 18,170,354 (1999)
and 16,000,000 (1998) issued and outstanding                                   18,170               16,000
Common stock committed, $0.001 par value                                          202                    -
Additional paid in capital                                                  2,423,230            1,834,589
Retained earnings (accumulated deficit)                                      (486,047)           1,562,027
                                                                   ------------------   ------------------
                                                                            1,955,555            3,412,616
                                                                   ------------------   ------------------
Total liabilities and Stockholder's equity                         $        8,089,692   $        5,773,074
                                                                   ==================   ==================


See  accompanying  notes  to  consolidated  financial  statements.


                         TANGIBLE ASSET GALLERIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Year Ended       Year Ended
                                                December 31,    December 31,
                                                    1999            1998
                                               --------------  -------------

NET SALES                                      $  20,659,346   $  19,535,978

COST OF SALES                                     16,828,352      16,146,584
                                               --------------  -------------
GROSS PROFIT                                       3,830,994       3,389,394

Selling, general and administrative expenses       3,920,649       1,883,093
                                               --------------  -------------
Income (loss) from operations                        (89,655)      1,506,301
                                               --------------  -------------
OTHER INCOME (LOSS)
Interest income                                        7,798           1,979
Interest expense (Notes 5, 6, 7 and 8)              (338,006)        (88,428)
Other income (loss)                                  (38,755)         (7,287)
                                               --------------  -------------
                                                    (368,963)        (93,736)

INCOME (LOSS) BEFORE PROVISION FOR TAXES            (458,618)      1,412,565

INCOME TAXES (Note 9)                                 15,000          14,700
                                               --------------  -------------
NET (LOSS) INCOME                              $    (473,618)   $  1,397,865
                                               ==============  =============
NET (LOSS) INCOME PER SHARE
Basic                                          $       (0.03)   $       0.09
                                               ==============  =============
Diluted                                        $       (0.03)   $       0.09
                                               ==============  =============


See  accompanying  notes  to  consolidated  financial  statements.


                 TANGIBLE ASSET GALLERIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                         Common Stock
                                           Committed       Common Stock   Capital                    Retained
                                      ------------------- ------------------------    Additional     earnings       Total
                                                                                        paid-in    (accumulated  Stockholder's
                                       Shares      Amount     Shares        Amount      Capital       deficit)      equity
---------------------------------------------------------------------------------------------------------------------------------
Balances, at December 31, 1997,
as previously reported                      -  $        -           490  $        10  $ 1,850,579   $   789,009   $  2,639,598

Restatement of common stock
    and additional  paid-in capital
    in connection with reverse
    merger (Notes 1 and 10)                 -           -    15,999,510       15,990      (15,990)            -              -
                                     --------  ----------    ----------  -----------   ----------   ------------    -----------
Balances, at December 31, 1997,
    as restated                             -           -    16,000,000       16,000    1,834,589       789,009      2,639,598

Distributions to majority
     shareholder                            -           -             -            -            -      (624,847)      (624,847)

Net income                                  -           -             -            -            -     1,397,865      1,397,865
                                     --------  ----------    ----------  -----------   ----------   ------------    -----------
Balance, at December 31, 1998               -           -    16,000,000       16,000    1,834,589     1,562,027      3,412,616

Common stock of ALR retained
     in connection  with reverse
     merger (Notes 1 and 10)                -           -     1,650,000        1,650       (1,650)            -              -

Fair value of warrant grant
     (Note 10)                              -           -             -            -      134,185             -        134,185

Exercise of warrant (Note 10)               -           -       432,854          433        3,895             -          4,328

Issuance of stock for legal
     services (Note 10)                     -           -        17,500           17       17,483             -         17,500

Issuance of stock for inventories
     (Note 10)                              -           -        70,000           70      134,930             -        135,000

Common stock committed in
     connection with  purchase
     business combination
     (Note 12)                        201,861         202             -            -      299,798             -        300,000

Distributions to majority
     shareholder                            -           -             -            -            -    (1,574,456)    (1,574,456)

Net loss                                    -           -             -            -            -      (473,618)      (473,618)
                                     --------  ----------    ----------  -----------   ----------   ------------    -----------
Balance, December 31, 1999            201,861  $      202    18,170,354  $    18,170  $ 2,423,230   $  (486,047)    (1,955,555)
                                     ========  ==========    ==========  ===========   ==========   ============    ===========


See  accompanying  notes  to  consolidated  financial  statements.


                         TANGIBLE ASSET GALLERIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year Ended      Year Ended
                                                                   December 31,    December 31,
                                                                       1999           1998
                                                                  ------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                               $    (473,618)   $   1,397,865
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                       36,691           25,436
   Loss (gain) on sale or retirement of property
   and equipment                                                       12,958             (775)
   Write-off of customer list                                          21,247                -
   Loss on investments                                                 12,500            7,950
   Provision for deferred taxes                                        10,000                -
   Fair value of warrants granted                                     134,185                -
   Issuance of common stock for legal services                         17,500                -
Changes in assets or liabilities, net of effects of
   business acquisition:
   Accounts receivables                                              (323,255)         636,351
   Inventories                                                     (1,093,858)      (1,804,769)
   Prepaid expenses and other                                         (45,731)          (7,532)
   Accounts payable                                                  (583,490)         698,456
   Accrued expenses                                                   156,511          (38,879)
                                                                  ------------   --------------
Net cash (used in) provided by operating activities                (2,118,360)         914,103
                                                                  ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of property and equipment                            -            4,000
   Purchases of property and equipment                                (85,268)          (4,074)
   Increases in other assets                                          (27,868)         (12,500)
   Cash acquired in purchase business combination                       5,228                -
                                                                  ------------   --------------
Net cash used in investing activities                                (107,908)         (12,574)
                                                                  ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdraft                                                           -         (735,945)
   Net borrowings under line of credit                              1,240,000          399,363
   Borrowings under notes payable                                     200,000                -
   Net increase in related party debt                               2,401,283           80,000
   Repayments on obligations under capital lease                       (5,290)          (2,360)
   Exercise of stock options                                            4,328                -
   Stockholder distributions                                       (1,574,456)        (624,847)
                                                                  ------------   --------------
Net cash provided by financing activities                           2,265,865         (883,789)
                                                                  ------------   --------------

See  accompanying  notes  to  consolidated  financial  statements.

                         TANGIBLE ASSET GALLERIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                         Year Ended     Year Ended
                                                         December 31,   December 31,
                                                            1999           1998
                                                        -------------  -------------

Net increase in cash                                           39,597         17,740

CASH, beginning of year                                        42,285         24,545
                                                        -------------  -------------
CASH, end of year                                       $      81,882  $      42,285
                                                        =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                $     338,006  $      85,683
Income taxes                                            $           -  $      13,872
                                                        =============  =============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of common stock for inventories                $     135,000  $           -
Fair value of assets acquired for capital leases        $      15,436  $      14,449
                                                        =============  =============
During fiscal 1999, the Company purchased all of the
common stock of Gehringer and Kellar. In conjunction
with acquisition, liabilities were assumed as follows:
Fair value of assets acquired                           $     339,229  $           -
Cash paid for the capital stock                                     -              -
                                                        -------------  -------------
Liabilities assumed                                     $     339,229  $           -
                                                        =============  =============



See  accompanying  notes  to  consolidated  financial  statements.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     ORGANIZATION  AND  BUSINESS

     Tangible Asset Galleries, Inc. ("TAG") and its wholly owned subsidiary, Gehringer and Kellar dba Keystone Stamp & Coin Exchange ("Keystone") (collectively the "Company") are wholesalers and retailers of rare coins, fine art and collectibles. The Company is based in Newport Beach, California. The Company's Keystone unit operates in Allentown, Pennsylvania, and, the Company operates a retail rare coin outlet in Las Vegas, Nevada, and a buying office in Chicago, Illinois.

     BASIS  OF  PRESENTATION

     TAG is the successor to Austin Land & Resources, Inc. ("ALR"), which was originally incorporated in the state of Nevada, and was merged with TAG's predecessor, Tangible Investments of America, Inc. ("TIA") on April 28, 1999.

     On April 28, 1999, ALR acquired all the outstanding shares of common stock of TIA and merged the operations of TIA into ALR in a business combination which has been accounted for as a reverse acquisition. Effective with the reverse acquisition, TIA became the successor company and ALR's name was changed to Tangible Asset Galleries, Inc. The consolidated financial statements reflect the financial condition, results of operating and cash flows of TIA as of and for the year ended December 31, 1998 and for the period January 1, 1999 through April 28, 1999.

     Prior to the reverse acquisition, ALR had 1,650,000 shares of common stock outstanding. As part of the reverse acquisition, ALR issued 16,000,000 shares of common stock to shareholders of TIA in exchange for 490 shares of TIA common stock. The 490 shares represented 100% of the outstanding common stock of TIA. ALR had no revenue and no significant operations prior to the reverse acquisition. Subsequent to the reverse acquisition, the former shareholders of TIA constituted approximately 91% of the total outstanding common shares of the Company and the former shareholders of ALR constituted approximately 9% of the total outstanding shares of common stock of the Company.

     On December 30, 1999 the Company acquired 100% of the outstanding common stock of Keystone, a competitor located in Allentown, Pennsylvania (see Note 12)

     All significant intercompany balances and transaction have been eliminated in consolidation.

     CASH  AND  CASH  EQUIVALENTS

     The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Corporation ("FDIC") insures cash accounts at each institution for up to $100,000. From time to time, the Company maintains cash balances in excess of the FDIC limit.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     INVENTORIES

     Inventories consisting of rare coins, fine art, antiques and other collectibles are stated at the lower of cost (on a specific identification basis) or market.

     PROPERTY  AND  EQUIPMENT

     Property and equipment are stated at cost and are depreciated or amortized (as applicable) using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

     The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At December 31, 1999 and 1998, management of the Company has not identified any impaired assets.

     OTHER  ASSETS

     Other assets primarily consist of goodwill and lease security deposits (see
Note  4).  Goodwill  is  related  to  the  acquisition  of  Keystone  (Note 12).
Goodwill is amortized using the straight-line method over five years. The Company assesses the recoverability of goodwill by determining whether the amortization over the remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At December 31, 1999, management of the Company has not identified any impaired assets.

     USE  OF  ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Areas where significant estimation is involved include, but are not limited to, the evaluation of the collectibility of accounts receivable and the realizability and valuation of inventories.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     REVENUE  RECOGNITION

     The Company generates revenue from wholesale and retail sales of rare coins, precious metals bullion, fine art, antiques and collectibles. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of consideration (i.e., monetary and/or non-monetary) and the timing and amount of such consideration.

     The Company sells merchandise (generally coins) to other wholesalers/dealers within its industry on credit, generally for terms of 30 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of December 31, 1999 and 1998, management does not believe that there was any significant credit risk associated with its accounts receivable and, accordingly, has not established reserves. Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

     The Company also sells merchandise (generally coins) to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year. The Company grants credit to new retail customers based on extensive credit evaluations and for existing retail customers based on established business relationships and payment histories. When a new retail customer is granted credit, the Company generally collects a 25% deposit on the sales price and holds the merchandise as collateral against the customer's receivable until all amounts due under the credit arrangement are paid in full.

     The initial deposit and subsequent payments are all non-refundable, subject to the Company's limited-in-duration money back guaranty policies (as discussed below). Under this retail arrangement, revenues are recognized under the installment method. When nonrefundable deposits are less than 25% of the sales price, revenues are deferred until the Company receives 25% or more of the sales price, at which time revenues are recognized under the installment method. At December 31, 1999, the Company had $55,000 in deposits related to retail installment sales, which is included in accounts payable and accrued expenses of the accompanying 1999 consolidated balance sheet.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with APB No. 29, "Accounting for Non-monetary Transactions." When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determines the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

     The Company also generates revenues from consignment sales. Consignment sales are in cash and, under limited circumstances, on account. As of December 31, 1999, no consignment sales were included in accounts receivable. There are two primary methods in which the Company recognizes revenues from consignment sales: (1) percentage-of-sales, and (2) fixed cost.

     Under the percentage-of-sales method, the Company receives the merchandise from the consignor and mutually agrees to sell or auction the underlying merchandise to a third party for a predetermined floor price, period of time and percentage of the ultimate sales price, which generally ranges from 5% to 15%.
Upon sale of the merchandise to a third party and cash tendered, the Company recognizes net revenues for its allocable percentage of the ultimate sales price and remits the remaining cash proceeds to the consignor. Under the fixed cost method, the Company receives the merchandise from the consignor and mutually agrees to sell or auction the underlining merchandise to a third party for a predetermined period of time, without regard to the ultimate sales price. The Company and the consignor mutually agree to a price that the Company will pay the consignor upon the ultimate sale of the underlining merchandise; otherwise, a fixed cost. Upon sale of the merchandise to a third party and cash tendered, the Company recognizes net revenues comprised of the ultimate sales price less the agreed upon fixed cost, and the proceeds attributed to the fixed cost are remitted to the consignor.


     The Company has two separate return policies (money-back guarantees). Both policies cover retail transactions only. The first policy relates solely to graded rare coins. Customers may return graded rare coins purchased within 7 days of the receipt of the rare coins for a full refund as long as the rare coins are returned in exactly the same condition as they were delivered. In the case of rare coin sales on account, customers may cancel the sale within 7 days of making a commitment to purchase the rare coins. The receipt of a deposit and a signed purchase order evidences the commitment.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     The second policy relates to fine art, antiques and collectibles only. These items may be returned within 30 days of their receipt for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of fine art, antiques and collectibles sales on account, customers may cancel the sale within 30 days of a making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Historically, the Company's retail customers have not exercised their rights to money-back guarantees and as such, the Company's management has not provided a reserve for sales returns in the accompanying consolidated financial statements.

     ADVERTISING

     Advertising costs are expensed as incurred. During fiscal 1999 and 1998, advertising expenses totaled $630,527 and $115,000, respectively.

     INCOME  TAXES

     Prior to the reverse acquisition on April 28, 1999, TIA elected to be taxed as an S corporation for Federal and state purposes. Under these provisions, the Company did not pay Federal corporate taxes on its income. Instead, the stockholders were liable for income taxes on their respective share of the Company's taxable income and other distributable items. The California tax treatment is substantially the same as Federal, except for a 1.5% surtax (minimum of $800) imposed on the Company's taxable income. Concurrent with the reverse acquisition, the Company's S corporation election was revoked.

     The Company now accounts for income taxes under Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     STOCK-BASED  COMPENSATION

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based
Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for stock-based compensation to employees under APB 25.

     EARNINGS  PER  SHARE

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings Per Share ("EPS")," which requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. All years presented have been restated to adopt the provisions of SFAS No. 128.

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31:


 Years ended                                               1999         1998
                                                      -----------     ----------
Basic:
Net (loss) income                                     $  (473,618)  $  1,397,865
                                                      ===========     ==========
Weighted average number of common shares
  outstanding                                          18,006,286     16,000,000
                                                      ===========     ==========
Basic net (loss) income per common share              $     (0.03)  $       0.09
                                                      ===========     ==========
Diluted:
  Net (loss) income                                   $  (473,618)  $  1,397,865
  Adjustments to net (loss) income:
  Interest on convertible stockholder note payable
    (net of income tax)                                         -              -
                                                      -----------     ----------
Diluted net (loss) income                             $  (473,618)  $  1,397,865
                                                      ===========     ==========

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

 Years ended                                                1999        1998
                                                       -----------   ----------

Weighted average number of common shares outstanding 18,006,286 16,000,000 Weighted average number of common shares equivalents:
Stock options and warrants                                       -            -
Convertible stockholders note payable                            -            -
                                                       -----------   ----------
Weighted average number of common and common
equivalent shares                                       18,006,286   16,000,000
                                                       ===========   ==========
Diluted net (loss) income per common share             $     (0.03) $      0.09
                                                       ===========   ==========

The total potential common shares that have not been included in the calculation of diluted net (loss) income per share totaled $4,245,357 at December 31, 1999 (note 10).

     SEGMENT  REPORTING

     The Company adopted SFAS No. 131 ("SFAS 103"), "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as principally one segment, a dealer of collectibles. For information purposes, the sales of coins and fine art totaled $19,612,319 and $1,047,077 for 1999, respectively, and $18,721,876 and $814,102 for 1998, respectively.

     COMPREHENSIVE  INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no effect on the accompanying consolidated financial statements, because the Company had no other components of comprehensive income.

     CUSTOMER  AND  VENDOR  CONCENTRATIONS

     During 1999, the Company had no customer that accounted for more that 10% or more of the Company's net sales. As of December 31, 1999, two customers represented 37% and 14% of accounts receivable, respectively. During 1998 the Company had one major customer that accounted for 12% of net sales and 62% of accounts receivable as of December 31, 1998.

     During fiscal 1999, the Company purchased a significant portion (11% of purchases) of its inventories from one vendor. As of December 31, 1999, no amounts were due to this vendor; two other vendors accounted for 22% and 18% of accounts payable, respectively.

     If the relationship between the Company and these customers and/or vendors was altered, the future results of operations could be significantly affected.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     RISKS  AND  UNCERTAINTIES

     Market  Risk

     Over time, market demand for fine art and investment grade coins will vary due to perceived scarcity, subjective valuation, general consumer trends, variations in the price of precious metals, and other general economic conditions. The Company derives a significant portion of its revenues from wholesale dealers and retail collectors on the sales of fine art and investment grade coins. Declines in market demand for fine art and investment grade coins would likely cause a decrease in annual sales revenue and have an overall negative affect on operations.

     Inventory  Risk

     The Company purchases fine art and investment grade coins from dealers and collectors and assumes the inventory and price risks of these items until sold. If the Company were unable to sell such inventory, or at prices sufficient to generate a profit, or if the market value of such inventory were to decline, the ultimate amounts realized by the Company from the sale of such inventory could be less than the carrying values reflected in the accompanying consolidated balance sheet.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of its cash, accounts receivable, line of credit, accounts payable and accrued expenses, note payable and notes payable to related parties. Management has determined that, except for notes payable to related parties, the fair values of the Company's financial instruments approximate their carrying values at December 31, 1999 and 1998. Management was unable to determine the fair value of the notes payable to related parties, as an active market for such instruments does not exist.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 consolidated financial statement presentation.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     INVENTORIES

       Inventories  are  comprised  of  the  following:

       December 31,                                  1999              1998
                                                    ------            ------
       Rare coins                            $     4,329,057     $     3,639,144
       Fine art, antiques and collectibles         2,090,079           1,217,133
                                             ---------------     ---------------
                                             $     6,419,136     $     4,856,277
                                             ===============     ===============

Inventory totaling $347,945 was on consignment with third parties at December 31, 1999. Inventory totaling $243,760 was held for display at the residence of the president and majority stockholder at December 31, 1999. Inventory totaling $232,500 was held for a third party as collateral for a note payable (Note 6).

3.     PROPERTY  AND  EQUIPMENT

       Property  and  equipment  consists  of  the  following:

       December 31,                                  1999            1998
                                                    ------          ------

       Furniture and equipment                $     103,759     $    119,572
       Computer equipment                           105,258                -
       Leasehold improvements                        11,260           41,601
                                             ---------------     -----------
                                                    220,277          161,173

       Accumulated depreciation                     (76,236)         (68,187)
                                             ---------------     ------------
                                              $     144,041     $     92,986
                                             ===============     ============

4.     OTHER  ASSETS

       Other  assets  consist  of  the  following:

       December 31,                                  1999          1998
                                                    ------        ------
       Goodwill (Note 12)                     $     300,000     $        -
       Investment, at cost                            5,000          4,550
       Customer list                                      -         21,247
       Security deposits                             24,068          9,150
                                              --------------    -----------
                                              $     329,068     $   34,947
                                              ==============    ===========

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     LINE-OF-CREDIT

     The Company had a $600,000 line-of-credit agreement with a bank which was cancelled on September 2, 1999. This line of credit bore interest at the prime rate (7.75% as of December 31, 1998), plus 2.625%, collateralized by the Company's inventories and certain furniture and fixtures and the personal guarantee of the Company's principal stockholder. With the acquiring of a new line-of-credit on August 30, 1999, the Company paid off and cancelled such line of credit. The outstanding balance as of December 31, 1998 was $600,000.

     On August 30, 1999, the Company obtained a $2,000,000 line-of-credit agreement with a bank which expires on July 31, 2000. The line-of-credit bears interest at the bank's prime rate, plus 1.50% (10.25% at December 31, 1999), and is collateralized by substantially all of the assets of the Company and the personal guarantee of the Company's president and principal stockholder. The outstanding balance as of December 31, 1999 was $1,840,000.

     The Company's line-of-credit has certain restrictive financial covenants. Such covenants include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and other restrictions with respect to specified activities. At December 31, 1999, the Company was in compliance with, or had obtained waivers for, all such covenants.

6.     NOTE  PAYABLE

     On November 10, 1999 the Company entered into a short-term loan agreement in the amount of $200,000, with interest payable monthly at the prime rate (8.75% as of December 31, 1999) plus 4.50% per annum. The short-term loan is collateralized by specific rare coins in inventory, which are being held by the lender (Note 2). The outstanding balance as of December 31, 1999 was $200,000.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     NOTES  PAYABLE  TO  RELATED  PARTIES

Notes  payable  to  related  parties  consist  of  the  following:

December 31,                                                    1999     1998
                                                            ----------  -------
Unsecured note payable to Company's president and
principal stockholder, bearing interest quarterly at 10%
per annum.  The note matures January 1, 2001, at which
time all outstanding principal and interest is due.         $1,081,283  $80,000

Unsecured convertible note payable to principal
stockholder; principal and interest are due in quarterly
installments as specified in the agreement, bearing
interest at 9.0% per annum.  The note is convertible into
common shares of the Company at $1 per share, as
specified in the agreement.  The note matures in
March 2004.                                                  1,400,000        -

Note payable to the previous owners of Gehringer and
Kellar, Inc. d/b/a Keystone Coin & Stamp; principal is
due in full on demand, with interest payable monthly at
8% per annum; secured by all assets of Gehringer and
Kellar, Inc.                                                   339,229        -
                                                            ----------   ------
                                                             2,820,512   80,000

Less current portion                                           339,229   80,000
                                                            ----------   ------
                                                            $2,481,283  $     -
                                                            ==========   ======

Interest expense incurred to related parties during the years ended December 31, 1999 and 1998, totaled $120,510 and $6,400, respectively, all of which has been paid.

Principal  maturities  of  notes payable to related parties are as follows:

Years ending December 31,

2000                       $   339,229
2001                         1,081,283
2002                                 -
2003                                 -
2004                         1,400,000
                            ----------
                           $ 2,820,512
                            ==========

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     OBLIGATIONS  UNDER  CAPITAL  LEASES

     The Company leases certain computer equipment under two non-cancelable capital leases. Future principal payments under these non-cancelable capital leases are as follows:

Years ending December 31,

  2000                           $  11,760
  2001                               8,836
  2002                               4,590
                                 ---------
                                    25,186

Less:  interest at 12% and 18%      (2,953)
                                 ---------
                                    22,233

Less:  current portion              (8,797)
                                 ---------
                                 $  13,436
                                 =========

9.     INCOME  TAXES

     Effective with the reverse acquisition on April 28, 1999 (see Note 1), the Company changed its tax status from an S-Corporation to a C-Corporation.

     The  provision  for  income  taxes  consists  of  the following components:

Years ended December 31,                1999      1998
                                       ------    ------

Current:
Federal                              $      -  $      -
State                                   5,000    14,700
                                      -------   -------
                                        5,000    14,700
                                      -------   -------
Deferred:
Federal                                 8,000         -
State                                   2,000         -
                                      -------   -------
                                       10,000         -
                                      -------   -------
                                     $ 15,000  $ 14,700
                                      =======   =======

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     INCOME  TAXES  (CONTINUED)

     The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:


December 31,                            1999      1998
                                     ----------  -------

Deferred tax assets:
Unearned income                      $  73,856   $     -
Net operating loss carryforwards       173,426         -
Intangible asset                         7,800         -
Accrued vacation pay                     1,077         -
                                     ----------  -------
Gross deferred tax assets              256,159         -

Valuation allowance                   (253,781)        -

Deferred tax assets, net of reserve      2,378
                                     ----------  -------
Deferred tax liabilities:
Depreciation                           (12,378)        -
                                     ----------  -------
Net deferred tax liabilities         $ (10,000)  $     -
                                     ==========  =======


     The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for 1999 as a result of:

                                                               1999
                                                            ----------

Computed "expected" tax benefit                            $ (155,930)
Increase (decrease) in income tax benefit resulting from:
Nondeductible expenses                                          4,845
Income related to period under S corporation status           (74,800)
State income tax expense                                        5,000
Change in tax status                                          (17,896)
Increase in valuation allowance                               253,781
                                                            ---------
                                                           $   15,000
                                                            =========

At December 31, 1999, the Company has a Federal tax net operating loss carryforward of approximately $470,000, which expires in 2019, and a state net operating loss carryforward of approximately $234,000, which expires in 2004.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     EQUITY

     On April 28, 1999, TIA merged with ALR as discussed at Note 1. As a result, the shares of TIA for 1998 have been restated to retroactively reflect the number of shares of ALR stock received by the shareholders of TIA as a result of the reverse merger.

     The shares of stock held by the shareholders of ALR totaled 1,650,000 prior to the reverse merger. The Company has reflected such shares as new shares issued in connection with the reverse merger. The consideration received was $0, as ALR had no net assets or operations on such date.

     During 1999, the Company issued 17,500 shares of common stock in exchange for services totaling $17,500. The Company recorded the issuance of the shares at its estimate of market value at the time of issuance. The Company issued 70,000 shares of common stock in exchange for inventories totaling $135,000. The Company recorded the issuance of the shares at its estimate of market value at the time of issuance. The Company also issued 201,861 shares of common stock in connection with an acquisition (see Note 12). The Company valued the shares issued at approximately $1.49 per share, its estimate of market value at the time of issuance.

     On April 28, 1999, TIA distributed earnings to its majority stockholder totaling $1,574,456. Immediately following the distribution and in connection with the reverse merger, the majority stockholder lent back a portion of the distribution to the Company totaling $1,400,000 as a convertible note payable (see Note 7).

     On April 30, 1999, the Company granted to certain employees and independent contractors 345,000 stock options to purchase common stock at an exercise price of $1.00 per share. The stock options vest over a five year period commencing one year from the date of grant. The stock options were granted at management's estimate of market value at the date of grant.

     On various dates throughout fiscal 1999, the Company granted to certain employees and independent contractors 400,003 stock options to purchase common stock at an exercise price of $4.46 per share. The stock options vest over three to five year periods commencing one year from the date of grant. As of December 31, 1999, 15,000 stock options had been cancelled. The stock options were granted at management's estimate of market value at the date of grant.

     On August 23, 1999, the Company granted to certain employees 20,000 stock options to purchase common stock at an exercise price of $4.68 per share. The stock options vest over a five year period commencing one year from the date of grant. As of December 31, 1999, all 20,000 stock options had been cancelled. The stock options were granted at management's estimate of market value at the date of grant.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     EQUITY  (CONTINUED)

     On various dates throughout fiscal 1999, the Company granted to certain employees and independent contractors 182,500 stock options to purchase common stock at an exercise price of $2.00 per share. The stock options vest over three to five year periods commencing one year from the date of grant. The stock options were granted at management's estimate of market value at the date of grant.

     On December 29, 1999, the Company granted to certain employees 1,500,000 stock options to purchase common stock at an exercise price of $1.50 per share. The stock options are exercisable on a pro-rata basis each calendar quarter over three years with first pro-rata portion vesting on March 31, 2000. The stock options were granted at management's estimate of market value at the date of grant.

     Total options granted in 1999 to nonemployees, net of cancellations, total 55,000. The fair value of such options, calculated by management using an option pricing model, totals $0.

     All options granted during fiscal 1999 expire at the earlier of five years after the vesting date of each option or six months after the termination of employment or independent contractor agreement for vested option grants only.

     The following table summarizes information about stock option transactions:

                                            1999                  1998
                                     -------------------  ---------------------

                                                Weighted               Weighted
                                   Option       Average      Option   Average
                                   Shares    Exercise Price  Shares    Price
--------------------------------------------------------------------------------

Outstanding at beginning of year         -   $          -         -   $      -
Options granted                  2,447,503           1.98         -          -
Options canceled                   (35,000)          4.59
Options exercised                        -              -         -          -
--------------------------------------------------------------------------------
Outstanding at December 31       2,412,503   $       1.94         -   $      -
================================================================================
Exercisable at December 31               -   $          -         -   $      -
================================================================================
Fair value of options granted    2,412,503   $       1.28         -   $      -
================================================================================

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     EQUITY  (CONTINUED)

     On February 6, 1999, the Company granted The Michelson Group, Inc. warrants to purchase 865,708 shares at a price of $0.01 per share, in connection with consulting and investment advisory services relating to the reverse merger. Under the terms of the warrant grant agreement, 432,854 warrants became exercisable on March 15, 1999. Management estimated that the market value of such warrants was $0.32 per warrant at the date of grant. Management reflected consulting expense as a result of such warrant grant totaling $134,185 in 1999. The balance of the warrants will be issued in equal portions based on the completion of certain tasks, as set forth in the warrant grant agreement. The warrant agreement has an anti-dilution provision whereby The Michelson Group will be entitled to additional warrants under certain conditions, as defined. As of December 31, 1999, 432,854 warrants had been exercised and 432,854 conditional warrants remained outstanding and unvested. No additional compensation expense has been recorded as the conditions by which the conditional warrants vest are contingent upon events that have not yet occurred.

     Pro forma information regarding net (loss) income is required by SFAS 123, and is to be determined as if the Company had accounted for its stock options granted during 1999 under the fair value method pursuant to SFAS 123, rather than the intrinsic method pursuant to APB 25 discussed herein. As none of the employee options vested during 1999, pro forma disclosure is not applicable.

11.     COMMITMENTS  AND  CONTINGENCIES

     LEASES

     The Company leases its offices under non-cancelable operating lease agreements expiring at various dates through September 2001. Future minimum rental payments required under the above leases as of December 31, 1999 are as follows:

                Leases    Expected
                in        Sub-Lease    Net Lease
 Years ending   Effect    Income       Commitment
                --------  -----------  ----------

2000           $ 200,264  $  (40,000)  $  160,264
2001             129,000     (30,000)      99,000
               ---------  -----------  ----------
               $ 329,264  $  (70,000)  $  259,264
               =========  ===========  ==========

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Rent  expense  for  1999  and  1998 was $131,028 and $63,503, respectively.

     GUARANTEED  LIQUIDATING  AND  BUY  BACK

     The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $4,364,566 and $6,999,860 for the years ended December 31, 1999 and 1998, respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

     The values of the rare coins sold to retail customers continually fluctuate. Furthermore, retail customers continually resell or trade coins purchased from the Company with third parties. Once retail customers resell the rare coins to third parties, the Guarantee is void. Lastly, the Company has had minimal historical experience with customers exercising the Guarantee. As a result, it is not possible for the Company to determine the potential repurchase obligation pursuant to the Guarantee that it may be subject to as a result of previous sales of retail rare coins.

     CONSULTING  AGREEMENT

     The Company entered into a consulting agreement with The Michelson Group on February 5, 1999 (Note 10). The agreement provides for a fee of $6,500 per month for a period of two years. The fees are payable when the Company breaks escrow on a $1,000,000 bridge financing.

     PROFIT  SHARING  PLAN

     The Company's profit sharing plan covers all employees who have met certain service requirements. Contributions to the plan are at the discretion of the board of directors each year, however, contributions can not exceed 15% of each covered employee's salary. Contributions made to the plan for the years ended 1999 and 1998 were $0 and $47,501, respectively.

12.     BUSINESS  COMBINATION

     KEYSTONE  ACQUISITION

     On December 30, 1999 the Company acquired 100% of the outstanding common stock of Gehringer and Kellar, Inc. d/b/a/ Keystone Coin & Stamp Exchange ("Keystone"). In connection with the acquisition, the Company acquired 100% ownership interest in Keystone in exchange for 201,861 shares of the Company's common stock valued at approximately $1.49 per share for a total investment of $300,000.

                         TANGIBLE ASSET GALLERIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.     BUSINESS  COMBINATION  (CONTINUED)

     The acquisition has been accounted for under the purchase method of accounting. In connection therewith, the Company acquired $339,229 of assets and $339,229 of liabilities, in the form of a note payable to certain Keystone directors (Note 7). Goodwill in the amount of $300,000 was recorded as a result of the acquisition.

     For purposes of pro forma disclosure, revenue and net (loss) income are reflected as though the Company had acquired Keystone as of the beginning of 1999 and 1998. The Company's unaudited pro forma information is as follows:


December 31,                     1999            1998
                              -----------   -------------

Gross revenue                $  31,452,715  $  27,453,564
                              ===========   =============
Net (loss) income            $  (302,783)   $   1,398,049
                              ===========   =============
Net (loss) income per share  $     (0.02)   $        0.09
                              ===========   =============

The preceding unaudited proforma disclosure is for informational purposes only and is not necessarily indicative of the results of operations which would have been obtained had the acquisition occurred earlier nor are they intended to be indicative of future results.