Form 10QSB
period 2000-03-31
TANGIBLE ASSET GALLERIES INC
filed 2000-05-12
CIK 1091539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2000

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

     Yes  X     No
         ----


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:


Title  of  each  class  of  Common  Stock      Outstanding  as  April  28,  2000
----------------------------------------       ---------------------------------
 Common Stock, $0.001 par value                18,402,215



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes     No  X
          ----

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

Condensed Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999.

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2000 and 1999.

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and 1999.

Notes to Interim Consolidated Financial Statements (Unaudited) at March 31,
2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings.

Item  2.     Changes  in  Securities.

Item  3.     Defaults  Upon  Senior  Securities.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.     Other  Information.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS




                                                              March 31, 2000    December 31, 1999
ASSETS                                                         (Unaudited)
                                                              ----------------  -----------------

CURRENT ASSETS
   Cash                                                       $        82,823   $           81,882
   Accounts receivable                                                998,221            1,057,403
   Inventories                                                      7,314,475            6,419,136
   Prepaid expense and other                                           59,694               58,162
                                                              ----------------  -------------------
Total current assets                                                8,455,213            7,616,583
                                                              ----------------  -------------------

PROPERTY AND EQUIPMENT, NET                                           219,545              144,041

OTHER ASSETS                                                          310,823              329,068
                                                              ----------------  -------------------
Total Assets                                                  $     8,985,581   $        8,089,692
                                                              ================  ===================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                             $     1,840,000   $        1,840,000
   Accounts payable and accrued expenses                            2,095,485            1,241,392
   Note payable                                                       200,000              200,000
   Notes payable to related parties                                   800,000              339,229
   Obligations under capital lease                                      8,411                8,797
                                                              ----------------  -------------------
                                                                    4,943,896            3,629,418
                                                              ----------------  -------------------
LONG-TERM LIABILITIES
   Notes payable to related parties, net of current portion         2,481,283            2,481,283
   Obligations under capital lease, net of current portion             11,030               13,436
   Deferred taxes                                                      10,000               10,000
                                                              ----------------  -------------------
                                                                    2,502,313            2,504,719
                                                              ----------------  -------------------
TOTAL LIABILITIES                                                   7,446,209            6,134,137
                                                              ----------------  -------------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value, 50,000,000 shares                   18,372               18,170
      authorized; 18,372,215 (2000) and 18,170,354 (1999)
      issued and outstanding
   Common stock committed                                                   -                  202
   Addition paid in capital                                         2,429,480            2,423,230
   Accumulated deficit                                               (908,480)            (486,047)
                                                              ----------------  -------------------
                                                                    1,539,372            1,955,555
                                                              ----------------  -------------------
Total Liabilities and Stockholders' Equity                    $     8,985,581   $        8,089,692
                                                              ================  ===================

See accompanying notes to unaudited interim condensed consolidated financial statements

                         TANGIBLE ASSET GALLERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended
                                                 March 31, 2000      March 31, 1999
                                                  ----------------  ----------------

NET SALES                                         $     6,932,511   $     4,745,407

COST OF SALES                                           5,872,533         3,549,120
                                                  ----------------  ----------------
GROSS PROFIT                                            1,059,978         1,196,287

Selling, general and administrative expenses            1,286,833           806,948
                                                  ----------------  ----------------
Income (loss) from operations                            (226,855)          389,339
                                                  ----------------  ----------------
OTHER INCOME (EXPENSE)
   Interest income                                          1,271             1,680
   Interest expense                                      (196,850)          (28,269)
   Other income (expense)                                       -           (21,247)
                                                  ----------------  ----------------
                                                         (195,579)          (47,836)
                                                  ----------------  ----------------
INCOME (LOSS) BEFORE PROVISION FOR TAXES                 (422,434)          341,503

INCOME TAXES                                                    -             6,000
                                                  ----------------  ----------------
NET (LOSS) INCOME                                 $      (422,434)  $       335,503
                                                  ================  ================

NET (LOSS) INCOME PER SHARE
   Basic                                          $         (0.02)  $          0.02
                                                  ================  ================

   Diluted                                        $         (0.02)  $          0.02
                                                  ================  ================

See accompanying notes to unaudited interim condensed consolidated financial statements

                         TANGIBLE ASSET GALLERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                               Three Months Ended
                                                        March 31, 2000    March 31, 1999
                                                        ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                       $      (422,434)  $       335,503
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                 28,828             7,218
   Write-off of customer list                                         -            21,247
   Fair value of options granted                                  6,250                 -
   Fair value of warrants granted                                     -           134,185
Changes in assets or liabilities:
   Accounts receivable                                           59,182           157,113
   Inventories                                                 (895,339)         (897,772)
   Prepaid expenses and other                                    (1,532)             (962)
   Accounts payable and accrued expenses                        854,093           338,697
                                                        ----------------  ---------------
Net cash (used in) provided by operating activities            (370,952)           95,229
                                                        ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                          (89,332)           (6,704)
   Decrease (increase) in other assets                            3,246                 -
                                                        ----------------  ---------------
Net cash used in investing activities                           (86,086)           (6,704)
                                                        ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in related party debt                           460,771         1,400,000
   Repayment on obligations under capital lease                  (2,792)           (1,062)
   Exercise of stock options                                          -             4,328
   Stockholder distributions                                          -        (1,524,456)
                                                        ----------------  ---------------
Net cash provided by (used in) financing activities             457,979          (121,190)
                                                        ----------------  ---------------
Net increase (decrease) in cash                                     941           (32,665)

CASH, beginning of period                                        81,882            42,285
                                                        ----------------  ---------------
CASH, end of period                                     $        82,823   $         9,620
                                                        ================  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                          $       156,850   $        28,269
      Income taxes                                      $         7,200   $             -
                                                        ================  ===============

See accompanying notes to unaudited interim condensed consolidated financial statements

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

1.     BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements of Tangible Asset Galleries, Inc. ("TAG") at that date.

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements for the year ended December 31, 1999 contained in TAG's annual report on Form 10-KSB filed on March 17, 2000.

2.     DESCRIPTION  OF  BUSINESS  AND  REVERSE  ACQUISITION

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

     On April 28, 1999, ALR acquired all the outstanding shares of common stock of TIA and merged the operations of TIA into ALR in a business combination which has been accounted for as a reverse acquisition. Effective with the reverse acquisition, TIA became the successor company and ALR's name was changed to Tangible Asset Galleries, Inc. The consolidated financial statements reflect the financial condition, results of operating and cash flows of TIA for the three month period ended March 31, 1999.

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

     On December 30, 1999 the Company acquired 100% of the outstanding common stock of Keystone, a competitor located in Allentown, Pennsylvania. All significant inter-company balances and transaction have been eliminated in consolidation.

3.     BUSINESS  ACQUISITIONS

     On December 30, 1999 the Company acquired 100% of the outstanding common stock of Gehringer and Kellar, Inc. d/b/a/ Keystone Coin & Stamp Exchange ("Keystone"). In connection with the acquisition, the Company acquired 100% ownership interest in Keystone in exchange for 201,861 shares of the Company's common stock valued at approximately $1.49 per share for a total investment of $300,000.

     The acquisition has been accounted for under the purchase method of accounting. In connection therewith, the Company acquired $339,229 of assets and $339,229 of liabilities, in the form of a note payable to certain Keystone directors. Goodwill in the amount of $300,000 was recorded as a result of the acquisition.

4.     LINE-OF-CREDIT

     The Company had a $600,000 line-of-credit agreement with a bank that was cancelled on September 2, 1999. This line of credit bore interest at the prime rate (7.75% as of March 31, 1999), plus 2.625%, collateralized by the Company's inventories and certain furniture and fixtures and the personal guarantee of the Company's principal stockholder. With the acquiring of a new line-of-credit on August 30, 1999, the Company paid off and cancelled such line of credit. The outstanding balance as of March 31, 1999 was $600,000.

     On August 30, 1999, the Company obtained a $2,000,000 line-of-credit agreement with a bank that expires on July 31, 2000. The line-of-credit bears interest at the bank's prime rate, plus 1.50% (10.50% at March 31, 2000), and is collateralized by substantially all of the assets of the Company and the personal guarantee of the Company's president and principal stockholder. The outstanding balance as of March 31, 2000 was $1,840,000.

     The Company's line-of-credit has certain restrictive financial covenants, certain of which are required to be met on an annual basis and others of which are required to be met at all times. Such covenants include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and other restrictions with respect to specified activities. At December 31, 1999, the Company was in compliance with, or had obtained waivers for, all annual and other financial covenants. At March 31, 2000, the Company was in compliance with all non-annual financial covenants.

5.     NOTE  PAYABLE

     On November 10, 1999 the Company entered into a short-term loan agreement in the amount of $200,000, with interest payable monthly at the prime rate (9.00% as of March 31, 2000) plus 4.50% per annum. The short-term loan is collateralized by specific rare coins in inventory, which are being held by the lender. The outstanding balance as of March 31, 2000 was $200,000.




6.     NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes  payable  to  related  parties  consist  of  the  following:

                                                               MARCH 31,    December 31,
                                                                2000         1999
                                                              -----------  -----------
Unsecured note payable to Company's president and
 principal stockholder, bearing interest monthly at 10% per
annum.  The note matures April 1, 2001, at which time all
outstanding principal and interest is due.                     $1,081,283   $1,081,283

Unsecured convertible note payable to principal stockholder;
principal and interest are due in quarterly installments as
specified in the agreement, bearing interest at 9.0% per
annum.  The note is convertible into common shares of the
Company at $1 per share, as specified in the agreement.
The note matures in March 2004.                                 1,400,000    1,400,000



Note payable to the previous owners and current officers of
Keystone; principal is due in full on demand, with interest
payable monthly at the prime rate less 0.50% per annum;
secured by all assets of Keystone.                                800,000      339,229
                                                               -----------  -----------

                                                                3,281,283    2,820,512

Less current portion                                             (800,000)    (339,229)
                                                               -----------  -----------
                                                              $ 2,481,283   $2,481,283
                                                              ============ ============

7.     EARNINGS  PER  SHARE

     The  following table sets forth the computation of basic and diluted income
(loss)  per  share  for  the  periods  indicated:




Three Months Ended March 31,                                              2000          1999
                                                                          ----          ----
Basic:
Net (loss) income                                                     $  (422,434)  $   335,503
                                                                       ===========  ===========
Weighted average number of common shares outstanding                   18,372,215    17,727,816
                                                                       ===========  ===========
Basic net (loss) income per common share                              $     (0.02)  $      0.02
                                                                       ===========  ===========
Diluted:
Net (loss) income                                                     $  (422,434)  $   335,503
Adjustments to net (loss) income:
Interest on convertible stockholder note payable (net of income tax)            -             -
                                                                       -----------  -----------
Diluted net (loss) income                                             $  (422,434)  $   335,503
                                                                       ===========  ===========

Weighted average number of common shares outstanding                   18,372,215    17,727,816
Weighted average number of common shares equivalents:
Stock options and warrants                                                      -             -
Convertible stockholders note payable                                           -             -
                                                                      -----------  ------------
Weighted average number of common and common equivalent shares         18,372,215    17,727,816
                                                                      ===========  ============

Diluted net (loss) income per common share                            $     (0.02) $       0.02
                                                                      ============ ============

     The effects of the stock options, warrants and convertible stockholder note payable were anti-dilutive and accordingly have been excluded from the calculation of diluted net (loss) income per share.

8.     COMMITMENTS

     On January 1, 2000, the Company's subsidiary, Keystone, entered into a lease agreement to rent 2,500 square feet of retail and administrative space in Allentown, Pennsylvania at a rental rate of $3,000 per month. The lease is scheduled to terminate on December 31, 2002. Keystone's former owners, who are current the president and vice president of Keystone, own the facility.

9.     SUBSEQUENT  EVENTS

     On May 1, 2000, the Company discontinued operations at its retail location located in Las Vegas, Nevada. The Company has no significant commitments with regard to the Las Vegas location and any commitments will be satisfied by May 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY  STATEMENTS:

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, termination of contracts, loss of supplies, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, inability of the Company to continue as a going concern, losses incurred in litigating and settling cases, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors and other specific risks that may be alluded to in this Quarterly Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

Beginning on September 1, 1999, the Company launched the first phase of its Internet auction Web site located at www.tagz.com. The first phase offered the sale of rare coins by the Company to the public via an auction format. On October 1, 1999, the Company initiated the second phase of its Internet auction Web site, expanding it to offer the sale of fine art and collectibles via an auction format. In November 1999, the Company held its first simultaneous live and Internet fine art and collectibles auction. The Internet portion of the auction was run in conjunction with Amazon.com and the Company's own fully auction capable Web site. The Company's auction site offers graded and certified coins and guarantees as to authenticity and condition of all items offered for sale.

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

On May 28, 1999, the Company expanded its operations by opening a retail outlet in the Las Vegas area. Although the Company believes that the Las Vegas area is viewed as a prime location for development in the coin and art collection arena, the Company ceased operations in Las Vegas on May 1, 2000 to focus its attention and resources on its Internet based operations. In June 1999, the Company opened a Tustin, California customer service center, staffed by trained professionals who are tasked with answering customer inquiries regarding the Company's monthly newsletter as well responding to customer requests regarding availability of certain fine collectibles. In January 2000, the Tustin customer service center was consolidated into the Company's headquarters located in Newport Beach, California.

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

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Interim Consolidated Financial Statements and related notes thereto included elsewhere herein and the annual Consolidated Financial Statements and related notes thereto for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-KSB filed on March 17, 2000. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

RESULTS  OF  OPERATIONS

The following table sets forth the periods indicated, the percentage of net revenue represented by each item in the Company's consolidated statements of operations. The information presented in this table assumes the acquisition of TIA by the Company. The information includes the operations of Keystone as of January 1, 2000 only as Keystone was acquired at the close of business on the last operating day of the fiscal year that ended on December 31, 1999.





                                             Three Months Ended
                                                  March 31,
                                               --------------
                                                2000    1999
                                               ------  ------


Net Revenues                                   100.0%  100.0%

Cost of Sales                                   84.7%   74.8%
                                               ------  ------
Gross Profit                                    15.3%   25.2%

Selling, General and Administrative Expenses    18.6%   17.0%
                                                -----  ------
Income from Operations                         (3.3)%    8.2%
Other Income (Expense)                         (2.8)%  (1.0)%
                                                -----  ------
Income Before Income Taxes                     (6.1)%    7.2%

Income Taxes                                     0.0%    0.1%
                                                -----  ------

Net Income (Loss)                              (6.1)%    7.1%
                                               ======  ======

FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

The Company's net loss for the three months ended March 31, 2000 was $422,434 or $0.02 per share on a basic and diluted basis, as compared to net income of $335,503 or $0.02 per share on a basic and diluted basis, for the three months ended March 31, 1999. The decrease in profitability was primarily the result of increased selling, general and administrative expenses as discussed below.

NET  REVENUES

The table below reflects the breakdown of the Company's primary areas of revenue.

                           Three Months Ended   Three Months Ended
                             March 31, 2000       March 31, 1999
                          --------------------   -----------------
                           Amount            %         Amount     %
                           -------------------  -------------------
Net Revenues

  Coins - Wholesale        $    5,414,250   78.1%  $3,409,602   71.9%
  Coins - Retail                1,207,086   17.4    1,069,350   22.5
  Fine Art & Collectibles         311,175    4.5      266,455    5.6


Total Net Revenues         $    6,932,511  100.0%  $4,745,407  100.0%
                           ======================  ==================



Net revenues for the three months ended March 31, 2000 increased 46.1% to $6,932,511 from $4,745,407 for the three months ended March 31, 1999. This increase was primarily due to the impact of the inclusion of Keystone's net revenues during the current quarter. Wholesale rare coin sales increased 58.8% to $5,414,250 for the three months ended March 31, 2000 from $3,409,602 for the three months ended March 31, 1999. This increase was primarily attributed to impact of Keystone's net revenue that was substantially generated from wholesale rare coins revenue. Retail rare coin sales increased 12.9% to $1,207,086 for the three months ended March 31, 2000 from $1,069,350 for the three months ended March 31, 1999. This increase was attributable to the Company's continued focus on retail sales. Fine art and collectible sales for the three months ended March 31, 2000 increased 16.8% to $311,175 from $266,455 for the three months ended March 31, 1999. This increase was attributable to Company's expanding presence on the Internet and its increased efforts in live gallery fine art and collectibles auctions.

COST  OF  SALES

Cost of sales for the three months ended March 31, 2000 increased 65.5% to $5,872,533 from $3,549,120 for the three months ended March 31, 1999. This increase was primarily due to increased sales. The cost of sales as a percentage of net revenue increased to 84.7% (2000) from 74.8% (1999) during the comparable periods. The increase in cost of sales as a percentage of revenue, in the current period over comparable period, was due to the unfavorable mix of products sold. The Company's cost of sales as percentage of net revenue will vary from period to period depending on the prevailing market forces and the mix of products sold. Additionally, the Company's Keystone unit, due to its high percentage of wholesale revenue has a significantly higher cost of sales as a percentage of revenue as compared to the Company's Tangible Asset Galleries ("TAG") unit.

GROSS  PROFIT

Gross profit for the three months ended March 31, 2000 decreased 11.4% to $1,059,978 from $1,196,287 for the three months ended March 31, 1999. The gross profit as a percentage of net revenue decreased to 15.3% (2000) from 25.2%
(1999) during the comparable three months. This decrease was due to the unfavorable mix of products sold during the period. The decrease in gross profit was also impacted by the Company's Keystone unit's lower margins. The ability of the Company to realize the highest possible gross profit on the sales of products is dependent on market demand for specific types of products that may or may not be readily available to Company.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2000 increased 59.5% to $1,286,833 from $806,948 for the three months ended March 31, 1999. The increase in these expenses were due to: increases in selling expenses relating to the shift in focus toward retail sales in both the rare coin and fine art segments; the expansion of the administrative infrastructure to support the requirements of public company reporting and the Company's growing retail and auction operations; the costs associated with upgrading the Company's Internet based auction and 'e-commerce' site; and, the inclusion of the operating expenses of the Keystone unit.

OTHER  INCOME  AND  EXPENSES

Other expenses for the three months ended March 31, 2000 increased 308.9% to $195,579 from $47,836 for the three months ended March 31, 1999. This increase was primarily due to a 596.3% increase in interest expenses for the three months ended March 31, 2000 to $196,850 from $28,629 for the three months ended March 31, 1999.

PROVISION  FOR  INCOME  TAXES

The provision for income taxes for the three months ended March 31, 2000 was $ 0 as compared to $6,000 for the three months ended March 31, 1999. Prior to the Company's reverse acquisition on April 28, 1999, the Company had elected to be taxed as an S-Corporation for federal and state purposes. Under the provisions of this election, with the exception of the California 1.5% surtax, the Company did not pay corporate tax on its income. However, the stockholders were liable for their respective share of income taxes on the Company's taxable income. Subsequent to the reverse acquisition, the Company began to provide for corporate income taxes based on the combined federal and state statutory rates.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash increased $941 for the three months ended March 31, 2000. Cash remain relatively constant during the period. This was primarily due to the offsetting effects of increased financing activities that occurred as inventory levels were increased as part of the Company's continued expansion into rare coins, fine art and collectibles on a retail level. Comparatively, cash decreased $32,665 for the three months ended March 31, 1999 due to increased inventory levels during the period.

Net cash used in operating activities for the three months ended March 31, 2000 was $370,952, consisting primarily of the Company's net loss and the increases in the Company's inventory that were partially offset by an increase in accounts payable and accrued expenses. Net cash provided by operating activities for the three months ended March 31, 1999 was $95,229, consisting primarily of the Company's net income of $335,503, adjusted by increases in inventory and accounts payable and accrued expenses and a decrease in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2000 was $86,086 consisting primarily of additions to property and equipment. Net cash used in investing activities for the three months ended March 31, 1999 was $6,074 consisting of additions to property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2000 was $457,979 consisting primarily of borrowings by the Company's Keystone unit from its president and vice president. Net cash used in financing activities for the three months ended March 31, 1999 was $121,190 consisting primarily of stockholder distributions partially offset by the proceeds of a convertible, interest-bearing stockholder note payable.

On December 1, 1998, the Company's predecessor, TIA entered into a revolving credit agreement with a limit of up to $600,000 with a rate of interest at the prime rate plus 2.625% collateralized by the Company's assets and personal guarantee of the Company's president. In September 1999, the revolving credit agreement was terminated and the outstanding balance was repaid in full. The credit facility was replaced with a revolving credit agreement with a limit of up to $2,000,000, with a rate of interest at the prime rate plus 1.50%, which is collateralized by the Company's assets and a personal guarantee of the Company's president and principal stockholder. The outstanding balance of the line of credit at March 31, 2000 was $ 1,840,000. In addition, the Company is attempting to negotiate an increase in its line of credit to $5,000,000. The Company has also retained the services of the Michelson Group to assist the Company in a potential bridge financing in order to finance future growth. See Certain Relationships and Related Transactions as disclosed in the Company's Annual Report Form 10-KSB for year ended December 31, 1999. The Company anticipates that the additional line of credit and funds from the possible bridge financing will be used for increased inventory, capital expenditures, and potential acquisitions. However, there can be no assurances that the Company will be able to secure such financings.

On March 31, 1999 the Company's predecessor, TIA, executed a convertible, interest-bearing note payable in exchange for cash advanced by the Company's principal stockholder and president in the amount of $1,400,000. The note bears interest at the rate of 9.0% per annum and the interest is payable quarterly. The note, including, any unpaid interest, will become due and payable on March 31, 2004. The note's conversion provision grants the holder the right to convert the principal amount, in whole or in part, into shares of common stock of the Company at a conversion price of $1.00 per share at any time. The note grants the holder the right to extend payment for up to five renewal periods of one three months each. Management may accelerate the repayment of the note based on the availability of cash flow. The balance of the convertible stockholder note payable as of March 31, 2000 was $1,400,000.

During fiscal 1999, the Company's principal stockholder and president advanced cash, evidenced by unsecured notes payable totaling $1,326,992, to the Company on a short-term, non-interest bearing basis until September 30, 1999. On October 1, 1999, the notes payable began to accrue interest at the rate of 10% annually payable on a quarterly basis. On December 31, 1999 the notes payable balance was $1,081,283, and, the Company and the principal stockholder agreed to revise the repayment terms of the notes payable so that no repayment would occur until April 1, 2001. The balance of stockholder notes payable as of March 31, 2000 was $1,081,283.

On December 30, 1999 in connection with the acquisition of Keystone, the Company executed note payable, with a rate of interest of 8.0% per annum secured by all assets of Keystone in exchange for cash advanced in the amount of $339,229 by Keystone's previous owners currently serving as president and vice president of the Keystone unit. Effective January 26, 2000 as part of the acquisition agreement of Keystone, the president and vice president of Keystone agreed to provide Keystone with a revolving loan agreement with a limit of up to $1,250,000, with a rate of interest at the prime rate less 0.50% which is collateralized by the Keystone's assets. The initial note payable executed on December 30, 1999 was combined with the revolving loan agreement. The balance of the loan payable to the Keystone president and vice president as of March 31, 2000 was $800,000.

CAPITAL  EXPENDITURES

The Company incurred capital expenditures of $89,332 during the three months ended March 31, 2000 consisting of computer hardware, computer software, office equipment and leasehold improvements. The Company anticipates the rate of capital expenditures will significantly decrease for the remaining three quarters of the fiscal year ending December 31, 2000.

Effective October 7, 1999, the Company began leasing 11,270 square feet of administrative, customer support, retail, gallery, and auction space located in Newport Beach, California at a rental rate of $11,000 per month. In January 2000, the Company consolidated its Laguna Beach and Tustin operations into this location. The lease is scheduled to terminate on October 7, 2001. On April 1, 2000 the Company subleased its Laguna Beach facility that substantially covers the Company's rental commitment through the termination of the lease on June 30, 2001. The lease on Tustin facility expired on April 30, 2000.

On January 1, 2000, the Company's Keystone unit began leasing 2,500 square feet of retail and administrative space located in Allentown, Pennsylvania at a rental rate of $3,000 per month. The lease is scheduled to terminate on December 31, 2002. Keystone's president and vice president own the facility.

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

                           PART II - OTHER INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2  -  CHANGES  IN  SECURITIES

On April 4, 2000, the Company issued 30,000 shares of "restricted" (as that term in defined under Rule 144 of the Securities Act of 1933) Common Stock to World Wide Web Consortium, Inc., an accredited unrelated third party in exchange for services to be rendered pursuant to an investor relations services agreement valued at $15,000. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the security holders for a vote during the period covered by this report

ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

        27.1  Financial  Data  Schedule

(B)     REPORTS  ON  FORM  8-K

On January 31, 2000, the Company filed a Current Report on Form 8-K dated January 31, 2000 reporting its acquisition of Gehringer & Kellar, Inc., a
Pennsylvania  corporation  d/b/a  Keystone  Coin  &  Stamp  Exchange.

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     TANGIBLE  ASSET  GALLERIES,  INC.

                     By  /s/  Silvano  DiGenova
                     ----------------------------------
                     Silvano  DiGenova
                     President  &  CEO


Dated:  May  12,  2000