Form 10QSB
period 2000-06-30
TANGIBLE ASSET GALLERIES INC
filed 2000-08-09
CIK 1091539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  June 30,  2000

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

     Yes  X     No
         ----


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:


Title  of  each  class  of  Common  Stock      Outstanding  as of July 31, 2000
----------------------------------------       ---------------------------------
 Common Stock, $0.001 par value                         18,405,298



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes     No  X
          ----

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

Condensed Consolidated Balance Sheets at June 30, 2000 (Unaudited) and December
  31, 1999.

Condensed Consolidated Statements of Operations (Unaudited) for the three months and six months ended June 30, 2000 and 1999.

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2000 and 1999.

Notes to Interim Consolidated Financial Statements (Unaudited) at June 30, 2000.


Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
               Results  of  Operations.



                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings.

Item  2.     Changes  in  Securities.

Item  3.     Defaults  Upon  Senior  Securities.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.     Other  Information.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS


                        TANGIBLE ASSET GALLERIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                June 30, 2000    December 31,
                                                                 (Unaudited)        1999
                                                              ---------------  --------------

ASSETS

CURRENT ASSETS
   Cash                                                       $       39,706   $      81,882
   Accounts receivable                                               910,351       1,057,403
   Inventories                                                     7,104,825       6,419,136
   Prepaid expense and other                                          66,974          58,162
                                                              ---------------  --------------
Total current assets                                               8,121,856       7,616,583
                                                              ---------------  --------------

PROPERTY AND EQUIPMENT, NET                                          447,182         144,041

OTHER ASSETS                                                         293,106         329,068
                                                              ---------------  --------------

Total assets                                                  $    8,862,144   $   8,089,692
                                                              ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                             $    1,840,000   $   1,840,000
   Accounts payable and accrued expenses                           2,368,529       1,241,392
   Note payable                                                      200,000         200,000
   Notes payable to related parties                                  673,581         339,229
   Obligations under capital lease                                     8,616           8,797
                                                              ---------------  --------------
                                                                   5,090,726       3,629,418
                                                              ---------------  --------------
LONG-TERM LIABILITIES
   Notes payable to related parties, net of current portion        2,459,143       2,481,283
   Obligations under capital lease, net of current portion             8,640          13,436
   Deferred taxes                                                     10,000          10,000
                                                              ---------------  --------------
                                                                   2,477,783       2,504,719
                                                              ---------------  --------------
TOTAL LIABILITIES                                                  7,568,509       6,134,137
                                                              ---------------  --------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value, 50,000,000 shares                  18,405          18,170
      authorized; 18,405,298 (2000) and 18,170,354 (1999)
      issued and outstanding
   Common stock committed                                                  -             202
   Addition paid in capital                                        2,453,822       2,423,230
   Accumulated deficit                                            (1,178,592)       (486,047)
                                                              ---------------  --------------
                                                                   1,293,635       1,955,555
                                                              ---------------  --------------
Total liabilities and Stockholders' equity                    $    8,862,144   $   8,089,692
                                                              ===============  ==============


   See accompanying notes to unaudited interim condensed consolidated financial statements



                                              TANGIBLE ASSET GALLERIES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                               Three Months Ended                Six Months Ended
                                                       June 30, 2000       June 30, 1999   June 30, 2000    June 30, 1999
                                               --------------------------------------------------------------------------

NET SALES                                      $         6,721,553   $       5,918,764   $   13,654,064   $   10,664,171

COST OF SALES                                            5,643,453           5,140,415       11,515,986        8,689,535
                                               --------------------------------------------------------------------------
GROSS PROFIT                                             1,078,100             778,349        2,138,078        1,974,636

Selling, general and administrative expenses             1,106,366             583,995        2,393,199        1,390,943
                                               --------------------------------------------------------------------------
Income (loss) from operations                              (28,266)            194,354         (255,121)         583,693

OTHER INCOME (EXPENSE)
   Interest income                                             990               1,290            2,261            2,970
   Interest expense                                       (227,834)            (53,156)        (424,684)         (81,425)
   Other expense, net                                            -              (4,550)               -          (25,797)
                                               --------------------------------------------------------------------------
                                                          (226,844)            (56,416)        (422,423)        (104,252)

INCOME (LOSS) BEFORE PROVISION FOR TAXES                  (255,110)            137,938         (677,544)         479,441

INCOME TAXES                                                15,000              54,000           15,000           60,000
                                               --------------------------------------------------------------------------
NET (LOSS) INCOME                              $          (270,110)  $          83,938   $     (692,544)  $      419,441
                                               --------------------------------------------------------------------------
NET (LOSS) INCOME PER SHARE
   Basic                                       $             (0.01)  $               -   $        (0.04)  $         0.02
                                               --------------------------------------------------------------------------
   Diluted                                     $             (0.01)  $               -   $        (0.04)  $         0.02
                                               ==========================================================================

   See accompanying notes to unaudited interim condensed consolidated financial statements


                                  TANGIBLE ASSET GALLERIES, INC.
                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)


                                                                         Six Months Ended
                                                                    June 30, 2000     June 30, 1999
                                                               ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                             $        (692,544)  $      419,441
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                         70,363           17,291
   Write-off of customer list                                                 -           21,247
   Loss on investments                                                        -            4,550
   Provision for deferred taxes                                               -           10,000
   Fair value of options granted                                         12,500                -
   Fair value of warrants granted                                             -          134,185
   Issuance of common stock for computer consulting services              3,125                -
   Issuance of common stock for public relations services                15,000                -
   Issuance of common stock for legal services                                -           17,500
Changes in assets or liabilities:
   Accounts receivable                                                  147,052       (1,281,330)
   Inventories                                                         (685,689)        (857,253)
   Prepaid expenses and other                                            (8,812)         (29,885)
   Accounts payable and accrued expenses                                927,137        1,820,511
                                                               ----------------------------------
Net cash (used in) provided by operating activities                    (211,868)         276,257
                                                               ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 (143,504)         (50,868)
   Decrease (increase) in other assets                                    5,961             (756)
                                                               ----------------------------------
Net cash used in investing activities                                  (137,543)         (51,624)
                                                               ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in related party debt                                   312,212        1,343,138
   Repayment on obligations under capital lease                          (4,977)          (1,788)
   Exercise of stock options                                                  -            4,329
   Stockholder distributions                                                  -       (1,584,456)
                                                               ----------------------------------
Net cash provided by (used in) financing activities                     307,235         (238,777)
                                                               ----------------------------------

Net increase (decrease) in cash                                         (42,176)         (14,144)

CASH, beginning of period                                                81,882           42,285
                                                               ----------------------------------

CASH, end of period                                           $          39,706   $       28,141
                                                               ==================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                $         422,702   $       54,902
                                                               ==================================
      Income taxes                                            $           7,400   $       34,525
                                                               ==================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Issuance of common stock for inventories                   $               -   $      135,000
                                                               ==================================
   Property and equipment purchased with accounts payable     $         200,000   $            -
                                                               ==================================

   See accompanying notes to unaudited interim condensed consolidated financial statements

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

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

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and the six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements for the year ended December 31, 1999 contained in TAG's annual report on Form 10-KSB filed on March 17, 2000.

2.     DESCRIPTION  OF  BUSINESS  AND  REVERSE  ACQUISITION

     Tangible Asset Galleries, Inc. ("TAG") and its wholly owned subsidiary, Gehringer and Kellar dba Keystone Stamp & Coin Exchange ("Keystone") (collectively the "Company") are wholesalers and retailers of rare coins, fine art and collectibles. The Company is based in Newport Beach, California. The Company's Keystone unit operates in Allentown, Pennsylvania, and, the Company maintains a buying office in Chicago, Illinois.

     TAG is the successor to Austin Land & Resources, Inc. ("ALR"), which was originally incorporated in the state of Nevada, and was merged with TAG's predecessor, Tangible Investments of America, Inc. ("TIA") on April 28, 1999.

     On April 28, 1999, ALR acquired all the outstanding shares of common stock of TIA and merged the operations of TIA into ALR in a business combination that has been accounted for as a reverse acquisition. Effective with the reverse acquisition, TIA became the successor company and ALR's name was changed to Tangible Asset Galleries, Inc. The unaudited condensed consolidated financial statements include the results of operations and cash flows of TIA through April 28, 1999.

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

4.     LINE-OF-CREDIT

     The Company had a $600,000 line-of-credit agreement with a bank that was cancelled on September 2, 1999. This line of credit bore interest at the prime rate (7.75% as of June 30, 1999), plus 2.625%, collateralized by the Company's inventories and certain furniture and fixtures and the personal guarantee of the Company's principal stockholder. With the acquiring of a new line-of-credit on August 30, 1999, the Company paid off and cancelled such line of credit. The outstanding balance as of June 30, 1999 was $600,000.

     On August 30, 1999, the Company obtained a $2,000,000 line-of-credit agreement with a bank that expires on July 31, 2000. The bank has granted the Company an extension under the agreement until October 31, 2000. The line-of-credit bears interest at the bank's prime rate, plus 1.50% (11.00% at June 30, 2000), and is collateralized by substantially all of the assets of the Company and the personal guarantee of the Company's president and principal stockholder. The outstanding balance as of June 30, 2000 was $1,840,000.

     The Company's line-of-credit has certain restrictive financial covenants, certain of which are required to be met on an annual basis and others of which are required to be met at all times. Such covenants include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and other restrictions with respect to specified activities. At December 31, 1999, the Company was in compliance with, or had obtained waivers for, all annual and other financial covenants. At June 30, 2000, the Company was in compliance with, or had obtained waivers for, all non-annual financial covenants.

5.     NOTE  PAYABLE

     On November 10, 1999 the Company entered into a short-term loan agreement in the amount of $200,000, with interest payable monthly at the prime rate (9.50% as of June 30, 2000) plus 4.50% per annum. The short-term loan is collateralized by specific rare coins in inventory, which are being held by the lender. The outstanding balance as of June 30, 2000 was $200,000.

6.     NOTES  PAYABLE  TO  RELATED  PARTIES



     Notes  payable  to  related  parties  consist  of  the  following:


                                                                JUNE 30,     December 31,
                                                              -----------  --------------
                                                                 2000            1999
                                                              -----------  --------------
Unsecured note payable to Company's president and
principal stockholder, bearing interest monthly at 10% per
annum.  The note matures July 1, 2001, at which time all
outstanding principal and interest is due.                   $ 1,059,143   $   1,081,283

Unsecured convertible note payable to principal stockholder;
principal and interest are due in quarterly installments as
specified in the agreement, bearing interest at 9.0% per
annum.  The note is convertible into common shares of the
Company at $1 per share, as specified in the agreement.
The note matures in March 2004.                                1,400,000       1,400,000

Note payable to the previous owners and current officers of
Keystone; principal is due in full on demand, with interest
payable monthly at the prime rate (9.50% as of June 30,
2000) less 0.50% per annum; secured by all assets of
Keystone.                                                        673,581         339,229
                                                              -----------  --------------
                                                               3,132,724       2,820,512

Less current portion                                            (673,581)       (339,229)
                                                              -----------  --------------
                                                              $2,459,143   $   2,481,283
                                                              ===========  ==============


7.     EARNINGS  PER  SHARE


     The  following table sets forth the computation of basic and diluted income
(loss)  per  share  for  the  periods  indicated:


Three Months Ended June 30,                                               2000          1999
                                                                      -----------   -------------
Basic:
Net (loss) income                                                     $  (270,110)  $      83,938
                                                                      ===========   =============
Weighted average number of common shares outstanding                   18,402,487      18,110,854
                                                                      ===========   =============
Basic net (loss) income per common share                              $     (0.01)  $           -
                                                                      ===========   =============
Diluted:
Net (loss) income                                                     $  (270,110)  $      83,938
Adjustments to net (loss) income:
Interest on convertible stockholder note payable (net of income tax)            -               -
                                                                      -----------   -------------

Diluted net (loss) income                                             $  (270,110)  $      83,938
                                                                      ===========   =============
Weighted average number of common shares outstanding                   18,402,487      18,110,854
Weighted average number of common shares equivalents:
Stock options and warrants                                                      -               -
Convertible stockholders note payable                                           -               -
                                                                      -----------   -------------
Weighted average number of common and common equivalent shares         18,402,487      18,110,854
                                                                      ===========   =============
Diluted net (loss) income per common share                            $     (0.01)  $           -
                                                                      ===========   =============



Six Months Ended June 30,                                                  2000          1999
                                                                      -----------   -------------
Basic:
Net (loss) income                                                     $  (692,544)  $     419,441
                                                                      ===========   =============
Weighted average number of common shares outstanding                   18,387,268      17,921,308
                                                                      ===========   =============
Basic net (loss) income per common share                              $     (0.04)  $        0.02
                                                                      ===========   =============
Diluted:
Net (loss) income                                                     $  (692,544)  $     419,441
Adjustments to net (loss) income:
Interest on convertible stockholder note payable (net of income tax)            -               -
                                                                      -----------   -------------
Diluted net (loss) income                                             $  (692,544)  $     419,441
                                                                      ===========   =============
Weighted average number of common shares outstanding                   18,387,268      17,921,308
Weighted average number of common shares equivalents:
Stock options and warrants                                                      -               -
Convertible stockholders note payable                                           -               -
                                                                      -----------   -------------
Weighted average number of common and common equivalent shares         18,387,268      17,921,308
                                                                      ===========   =============
Diluted net (loss) income per common share                            $     (0.04)  $        0.02
                                                                      ===========   =============


The effects of the stock options, warrants and convertible stockholder note payable were anti-dilutive and accordingly have been excluded from the calculation of diluted net (loss) income per share.

8.    COMMITMENTS

On January 1, 2000, the Company's subsidiary, Keystone, entered into a lease agreement to rent 2,500 square feet of retail and administrative space in Allentown, Pennsylvania at a rental rate of $3,000 per month. The lease is scheduled to terminate on December 31, 2002. Keystone's former owners, who are currently the president and vice president of Keystone, own the facility.

9.     PENDING  BUSINESS  ACQUISITION

     On June 21, 2000, TAG and Gavelnet.com, Inc. ("Gavelnet") executed and delivered an Agreement and Plan of Reorganization (the "Merger Agreement") that provides for a newly-formed subsidiary of TAG to merge with and into Gavelnet. Upon consummation of the merger, Gavelnet will become a wholly owned subsidiary of TAG. The closing of the merger is subject to numerous conditions, as described below.

     Upon closing of the Merger, Gavelnet will merge with a subsidiary of TAG, and will be the surviving corporation. Thus, as a result of the merger, Gavelnet will become a wholly owned subsidiary of TAG. TAG will not assume any of the obligations of Gavelnet. Rather, Gavelnet will remain responsible for all of its obligations and liabilities.

     The purchase price for all of the Gavelnet shares of capital stock will be paid exclusively in shares of the common stock of the Company ("Common Stock"), except that a portion of the proceeds raised from a private placement will be used to repay a portion of the Gavelnet convertible debt. The number of shares of Common Stock to be paid in the merger will be calculated as follows: the initial purchase price will be 9,250,000 shares of Common Stock, less one share for every dollar that the Gavelnet total liabilities, as adjusted, including amounts loaned to Gavelnet by TAG, less the total current assets of Gavelnet, exceeds $1,250,000. Of the shares to be issued in exchange for the Gavelnet capital stock, 1,911,904 will be either paid directly to the holders of Gavelnet convertible debt, or if a portion of such debt is repaid with the proceeds of a private placement, then to the shareholders of Gavelnet. As of June 22, 2000, the date the potential merger with Gavelnet was announced, the closing price of Common Stock was $0.625 per share. As a result, the value of the Common Stock to be paid to former Gavelnet stockholders is approximately $5,781,250.

     In addition to the Common Stock, TAG will also assume options to purchase Gavelnet common stock, which will be converted into options to purchase approximately 500,000 shares of Common Stock at an average exercise price of approximately $1.50 per share.

     In addition, TAG may deliver additional shares of Common Stock if Benchmark Merchant Partners, L.P. is able to assist TAG in selling more than $8.0 million of Common Stock (see discussion below) on or before December 18, 2000. The Merger Agreement contemplates that TAG, through the services of Benchmark Merchant Partners, L.P. ("Merchant Partners"), may raise up to an additional $7.0 million through the sale of Common Stock. TAG has also entered into a consulting agreement with Merchant Partners pursuant to which TAG has granted Merchant Partners the non-exclusive right to identify and introduce investors in such offering. For each $1,000 of net proceeds raised in such sale of Common Stock in excess of the minimum $8.0 million discussed below, TAG will (a) deliver 300 shares of Common Stock as a placement fee to Merchant Partners; and
(b) as additional consideration to the former stockholders of Gavelnet, deliver 300 shares of Common Stock to such former stockholders (without the payment of any additional consideration by such former stockholders to TAG). In no event will the number of shares delivered to Merchant Partners exceed 2,100,000 shares nor will the number of shares delivered to the former Gavelnet stockholders exceed 2,100,000 shares.

     As a condition to the execution of the Merger Agreement, TAG and Gavelnet executed a Financial Support Agreement pursuant to which TAG will lend to Gavelnet 62.5% of the net proceeds of any equity capital raised up to $1,250,000. Such loan will be secured by a first priority security interest in the assets of Gavelnet. In the event that the merger is not consummated, Gavelnet may be unable to repay this loan and the assets may not have a liquidation value equal to the loan amount. The Company anticipates, that in addition to loans to Gavelnet, the proceeds of the equity raise will be used for increased inventory, capital expenditures and potential acquisitions. However, there can be no assurances that the Company will be able to secure such equity capital.

     The merger must be approved by the stockholders of both TAG and Gavelnet. Additionally, the Common Stock to be issued in the merger must be exempt from the registration requirements of the Securities Act of 1933. TAG and Gavelnet have agreed to seek a fairness hearing in California if no other exemption is available. If the merger is not approved at the fairness hearing, the parties have agreed to register the shares to be issued in the merger with the Securities and Exchange Commission, with TAG and the Gavelnet stockholders each bearing one half of the costs thereof.

     The merger must close, if at all, no later than September 19, 2000. The closing of the merger is subject to the satisfaction or waiver of a number of conditions. If any of the following conditions is not satisfied, TAG may terminate the Merger Agreement and cancel the merger. TAG may also waive any condition, but is under no obligation to do so. The conditions precedent to TAG's obligations include, among other things, the following: TAG will have completed a private placement with net proceeds of at least $8 million; All of the Gavelnet convertible debt shall have agreed to convert into an aggregate of 1,911,904 shares of Common Stock; TAG has completed due diligence on Gavelnet's business and assets and has determined the business and assets to be satisfactory; Not more than five percent (5%) of the stockholders of Gavelnet have exercised their dissenters' rights; There has been no material adverse change in Gavelnet's assets since the signing of the Merger Agreement.

     Gavelnet may terminate the Merger Agreement and cancel the merger if, among other things, there has been a material adverse change in the business or assets of TAG or if the Common Stock is not listed on the Over the Counter Bulletin Board (or some other exchange).

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

On April 28, 1999, Tangible Asset Galleries, Inc. (which at the time was designated Austin Land & Resources, Inc., a Nevada corporation ("Austin")) acquired all of the outstanding common stock of Tangible Investments of America, Inc., a Pennsylvania corporation ("TIA") in a business combination described as a "reverse acquisition." For accounting purposes, the acquisition has been
treated as the acquisition of Austin (the Registrant) by TIA.   TIA was
originally incorporated in Pennsylvania in 1984. At the time of its reverse acquisition with Austin, TIA operated as a retailer and wholesaler of rare coins, fine art, and antique collectibles. TIA agreed to be acquired by the Company in order to become a publicly traded company. Management of TIA believed that the Company's status as a publicly traded company would facilitate the raising of capital. Prior to the acquisition by Austin, management of TIA had no relationship with the Company.

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

Beginning on September 1, 1999, the Company launched the first phase of its Internet auction Web site located at www.tagz.com. The first phase offered the sale of rare coins by the Company to the public via an auction format. On October 1, 1999, the Company initiated the second phase of its Internet auction Web site, expanding it to offer the sale of fine art and collectibles via an auction format. In November 1999, the Company held its first simultaneous live and Internet fine art and collectibles "Elite" auction. The Internet portion of the auction was run in conjunction with Amazon.com and the Company's own fully auction capable Web site. In March 2000 and June 2000, the Company ran its second and third "Elite" auction in conjunction with Gavelnet.com, Inc. ("Gavelnet"). The Company continued to expand its Internet presence with the introduction of e-commerce galleries for rare coins and fine art in May 2000. The Company's auction site offers graded and certified coins and guarantees as to authenticity and condition of all items offered for sale.

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

The Company also currently publishes a quarterly newsletter, distributed to its existing customers detailing and describing current events in the numismatic and fine collectibles world. The Company's newsletter also provides customers with the opportunity to view the Company's current rare coin and fine collectibles offerings as well as order such offerings via telephone.

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

On June 21, 2000, Tangible signed a definitive agreement to purchase Gavelnet.com, Inc. ("Gavelnet") a start-up Internet based auctioneer and broker of premium fine art and collectibles headquartered in San Francisco, California. The Company believes that the acquisition of Gavelnet, if completed, will significantly enhance the Company's presence on the Internet as an internationally recognized dealer and auctioneer of fine art and collectibles. Gavelnet's substantial investment in the technology associated with its Internet based operations will benefit the Company's rare coin business by bringing it global exposure. The closing of the acquisition is subject to numerous conditions all of which must be completed by September 19, 2000. A brief history and description of Gavelnet's business is described below.

Gavelnet was founded in July 1999 by Benchmark Equity Group, Inc., a venture capital firm in Houston, Texas. Gavelnet launched its online presence in a limited use "beta" site in September 1999 and then as a fully functioning online premium auction site on November 15, 1999. Version 2.0 was launched in February 2000. Gavelnet now offers fine art, decorative art and premium collectibles from a worldwide network of auction houses, dealers and galleries through 24 hour a day, seven day a week automated auctions and live auction events, complemented by related news and information. In addition, Gavelnet began offering items for retail sale on their website in April 2000.

Gavelnet draws the property that it features on its site from a variety of sources. This includes property that is originated from dealers identified and recruited by Gavelnet's own business development personnel in both the U.S. and Europe. Gavelnet also plans on obtaining property from the senior regional auction houses with whom there are negotiations to sign agreements to broadcast their live auctions on the Internet. In addition to the live auctions, Gavelnet is seeking to provide these auction houses with fully interactive versions of their catalogs and to feature the underlying property on the Gavelnet site.

For the buyers, Gavelnet requires registration on its web site prior to placing a bid for auction buyers or making a purchase request for retail buyers. As a part of the registration, the buyer authorizes Gavelnet to reserve the amount of the bid or purchase on a credit card provided by the buyer. Once the auction or retail sale is closed, Gavelnet executes the credit card draft electronically and automatically with funds held by Gavelnet. Notices are sent by e-mail to the sellers of the property (who have maintained possession during the entire selling process) that the item has been sold. A third party service is contracted to pick up the property, package the property and ship the property to the buyer. Upon receipt, the buyer has five days to inspect the property to insure that the property was properly described on the web site. Following the five day period, the funds are released to the seller, net of commissions to Gavelnet. Any disputes between the buyer and seller are arbitrated by third party experts identified by Gavelnet. Expert fees are paid by the buyer if it is judged that the property was fairly described or alternatively by the seller if it judged that the property was not fairly described.

RISK FACTORS

COMPETITION

The business of selling rare coins, fine art and other collectibles to retail and wholesale consumers and at auction is highly competitive. The Company competes with a number of smaller, comparably sized, and larger firms throughout the United States. These include (without limitation): Heritage Rare Coin, a large scale coin firm in Dallas, Texas; National Gold Exchange, a large wholesale coin and bullion seller located in Tampa, Florida; Superior Stamp & Coin, a medium sized coin firm in Beverly Hills, California; Spectrum, a medium sized coin wholesaler located in Newport Beach, California; Collectors Universe, Inc., a publicly traded company; and U.S. Coins, a medium size coin wholesaler located in Houston, Texas. These competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. These competitors may have greater name recognition and have greater financial and marketing resources than the Company. Additionally, other reputable companies that sell or auction rare coins and fine collectibles may decide to enter the Company's markets to compete with the Company. However, the Company believes that it is able to compete with these competitors due to its generally higher quality inventory, staff expertise, and Web presence. However, there can be no assurances that the Company can continue to compete successfully with other established companies with greater financial resources, experience and market share.

MARKET CONDITIONS

A decline in consumer spending could harm the Company's business. Sales of rare coins, fine and decorative art and collectibles depend on discretionary consumer spending and are affected by general market conditions. Many factors affect discretionary consumer spending, including the unemployment rate, business conditions, interest rates, inflation and tax rates. Spending on the types of luxury items that Tangible typically auctions are impacted by these factors more than sales of consumer products in general.

Some of the market conditions that could cause the dollar volume spent in Tangible auctions to decrease include the following: fewer works of art offered for sale; decline in the prices buyers are willing to pay; and shifts in consumer trends. As buyers' tastes change and economic conditions fluctuate, the supply, demand and dollar volume of fine and decorative art and collectibles sales could decrease, which could have a material adverse effect on the Company's business, operating results and financial condition.

The popularity of rare coins and fine collectibles may vary, over time, due to perceived scarcity, subjective value, general consumer trends, changes in the prices of precious metals, interest rates and other general economic conditions. The Company derives a significant portion of its revenues from sales of collectibles from its own inventory and commissions paid to the Company on the sale of collectibles in its auctions. A decline in popularity of rare coins and artwork, and of collectibles generally, likely would cause a decrease in the number of transactions in the Company's auctions and fewer sales from inventory, which would reduce revenue and harm the Company's business.

Temporary consumer popularity or "fads" among collectors temporarily may inflate the volume of collectibles that the Company auctions and sells. These trends may result in significant fluctuations in the Company's operating results from one quarter to the next. Any decline in the popularity of the collectibles that the Company auctions and sells as a result of changes in consumer trends could harm the Company's business.

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

ABILITY TO MANAGE GROWTH

The Company has and is experiencing periods of growth, increased personnel and marketing costs that have placed, and may continue to place, a significant strain on the Company's resources. The Company anticipates expanding its on-line auction and sales efforts. The Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on the expansion of its marketing and sales, management and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Interim Unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere herein and the annual audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-KSB filed on March 17, 2000. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentage of net sales represented by each item in the Company's condensed consolidated statements of operations. The information presented in this table assumes the acquisition of TIA by the Company. The information includes the operations of Keystone as of January 1, 2000 only as Keystone was acquired at the close of business on the last operating day of the fiscal year that ended on December 31, 1999.

                                                           Three Months Ended  Six Months Ended
                                                                        June 30,          June 30,
                                                             2000      1999     2000     1999
                                                           ------------------------------------
Net sales                                                  100.00%     100.00%  100.00%  100.00%

Cost of sales                                               84.00%     86.80%   84.30%   81.50%
                                                           ------------------------------------
Gross profit                                                16.00%     13.20%   15.70%   18.50%

Selling, general and administrative expenses                16.40%      9.90%   17.60%   13.00%
                                                           ------------------------------------
Income from operations                                      -0.40%     3.30%   -1.90%    5.50%
Other income (expense)                                      -3.40%     -1.00%   -3.10%   -1.00%
                                                           ------------------------------------
Income before income taxes                                  -3.80%     2.30%   -5.00%    4.50%

Income taxes                                                 0.20%     0.90%    0.10%    0.60%
                                                           ------------------------------------
Net income (loss)                                           -4.00%     1.40%   -5.10%    3.90%
                                                           ====================================

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

The Company's net loss for the three months ended June 30, 2000 was $270,110 or $0.01 per share on a basic and diluted basis, as compared to net income of $83,938 or $0.00 per share on a basic and diluted basis, for the three months ended June 30, 1999. The decrease in profitability was primarily the result of increased selling, general and administrative expenses as discussed below.

NET SALES

The table below reflects the breakdown of the Company's primary areas of sales.

                        Three Months Ended          Three Months Ended
                           June 30, 2000                June 30, 1999
                       ---------------------     -----------------------
                           Amount        %           Amount        %
                       ---------------------     -----------------------
Net sales
   Coins - Wholesale   $ 4,432,627     65.9%     $  4,609,955    77.9%
   Coins - Retail        2,000,693     29.8         1,223,346    20.7
    Fine art and
    collectibles           288,233      4.3            85,463     1.4
                       ---------------------     -----------------------

Total net sales        $ 6,721,553    100.0%     $  5,918,764   100.0%
                       =====================     =======================

Net sales for the three months ended June 30, 2000 increased 13.6% to $6,721,553 from $5,918,764 for the three months ended June 30, 1999. This increase was primarily due to the impact of the inclusion of Keystone's net sales during the current quarter. Wholesale rare coin sales decreased 3.8% to $4,432,627 for the three months ended June 30, 2000 from $4,609,955 for the three months ended June 30, 1999. This decrease was attributed to the reduced focus by the Company's Tangible Asset Galleries ("TAG") unit on wholesale sales activities, but was mostly offset by impact of Keystone's net sales that was substantially generated from wholesale rare coin sales. Retail rare coin sales increased 63.5% to $2,000,693 for the three months ended June 30, 2000 from $1,223,346 for the three months ended June 30, 1999. This increase was attributable to the Company's continued focus on retail sales. Fine art and collectible sales for the three months ended June 30, 2000 increased 237.3% to $288,233 from $85,463 for the three months ended June 30, 1999. This increase was attributable to Company's expanding presence on the Internet and its increased efforts in live gallery fine art and collectibles auctions.

COST OF SALES

Cost of sales for the three months ended June 30, 2000 increased 9.8% to $5,643,453 from $5,140,415 for the three months ended June 30, 1999. This increase was primarily due to increased sales. The cost of sales as a percentage of net sales decreased to 84.0% (2000) from 86.8% (1999) during the comparable periods. The decrease in cost of sales as a percentage of net sales, in the current period over comparable period, was due to the favorable mix of products sold. The Company's cost of sales as percentage of net sales will vary from period to period depending on the prevailing market forces and the mix of products sold. Additionally, the cost of sales percentage can be negatively impacted by the Company's Keystone unit, due to its high percentage of wholesale sales that generally has a higher cost of sales as a percentage of net sales as compared to the Company's TAG unit.

GROSS PROFIT

Gross profit for the three months ended June 30, 2000 increased 38.5% to $1,078,100 from $778,349 for the three months ended June 30, 1999. The gross profit as a percentage of net sales increased to 16.0% (2000) from 13.2% (1999) during the comparable three months. This increase was due to the favorable mix of products sold during the period and the inclusion of the operations of the Company's Keystone unit. The ability of the Company to realize the highest possible gross profit on the sales of products is dependent on market demand for specific types of products that may or may not be readily available to Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2000 increased 89.4% to $1,106,366 from $583,995 for the three months ended June 30, 1999. The increase in these expenses were due to: increases in selling expenses relating to the shift in focus toward retail sales in both the rare coin and fine art segments; the expansion of the administrative infrastructure to support the requirements of public company reporting and the Company's growing retail and auction operations; the costs associated with upgrading the Company's Internet based auction and 'e-commerce' site; and, the inclusion of the operating expenses of the Keystone unit.

OTHER INCOME AND EXPENSES

Other expenses for the three months ended June 30, 2000 increased 302.1% to $226,844 from $56,416 for the three months ended June 30, 1999. This increase was primarily due to a 328.6% increase in interest expense for the three months ended June 30, 2000 to $227,834 from $53,156 for the three months ended June 30, 1999. This increase in interest expense was the result of increases in the Company's operating line and related party debt.

INCOME TAXES

Income taxes for the three months ended June 30, 2000 decreased 72.2% to $15,000 from $54,000 for the three months ended June 30, 1999. This decrease was primarily due to a loss before income taxes in the current three month period as compared to an income before income taxes for the prior year's comparable period. Prior to the Company's reverse acquisition on April 28, 1999, the Company had elected to be taxed as an S-Corporation for federal and state purposes. Under the provisions of this election, with the exception of the California 1.5% surtax, the Company did not pay corporate tax on its income. However, the stockholders were liable for their respective share of income taxes on the Company's taxable income. Subsequent to the reverse acquisition, the Company began to provide for corporate income taxes based on the combined federal and state statutory rates.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The Company's net loss for the six months ended June 30, 2000 was $692,544 or $0.04 per share on a basic and diluted basis, as compared to net income of $419,441 or $0.02 per share on a basic and diluted basis, for the six months ended June 30, 1999. The decrease in profitability was primarily the result of increased selling, general and administrative expenses as discussed below.

NET SALES

The table below reflects the breakdown of the Company's primary areas of sales.

                               Six Months Ended             Six Months Ended
                                 June 30, 2000                June 30, 1999
                        ----------------------    -------------------------
                            Amount         %           Amount             %
                        ----------------------    -------------------------
Net sales
     Coins - Wholesale  $  9,846,877     72.1%    $     8,019,557     75.2%
     Coins - Retail        3,207,779     23.5           2,292,696     21.5
      Fine art and
      collectibles           599,408      4.4             351,918      3.3
                        ----------------------    -------------------------
Total net sales         $ 13,654,064    100.0%    $    10,664,171    100.0%
                        ======================    =========================

Net sales for the six months ended June 30, 2000 increased 28.0% to $13,654,064 from $10,664,171 for the six months ended June 30, 1999. This increase was primarily due to the impact of the inclusion of Keystone's net sales during the period. Wholesale rare coin sales increased 22.8% to $9,846,877 for the six months ended June 30, 2000 from $8,019,557 for the six months ended June 30, 1999. This increase was primarily attributed to impact of Keystone's net sales that was substantially generated from wholesale rare coins sales. Retail rare coin sales increased 39.9% to $3,207,779 for the six months ended June 30, 2000 from $2,292,696 for the six months ended June 30, 1999. This increase was attributable to the Company's continued focus on retail sales. Fine art and collectible sales for the six months ended June 30, 2000 increased 70.3% to $599,408 from $351,918 for the six months ended June 30, 1999. This increase was attributable to Company's expanding presence on the Internet and its increased efforts in live gallery fine art and collectibles auctions.

COST OF SALES

Cost of sales for the six months ended June 30, 2000 increased 32.5% to $11,515,986 from $8,689,535 for the six months ended June 30, 1999. This increase was primarily due to increased sales. The cost of sales as a percentage of net sales increased to 84.3% (2000) from 81.5% (1999) during the comparable periods. The increase in cost of sales as a percentage of net sales, in the current period over comparable period, was due to the unfavorable mix of products sold. The Company's cost of sales as percentage of net sales will vary from period to period depending on the prevailing market forces and the mix of products sold. Additionally, the Company's Keystone unit, has a high percentage of wholesale sales that generally has a higher cost of sales as a percentage of net sales as compared to the Company's TAG unit.

GROSS PROFIT

Gross profit for the six months ended June 30, 2000 increased 8.3% to $2,138,078 from $1,974,636 for the six months ended June 30, 1999. The gross profit as a percentage of net sales decreased to 15.7% (2000) from 18.5% (1999) during the comparable six months. This decrease was due to the unfavorable mix of products sold during the period. The decrease in gross profit was also impacted by the Company's Keystone unit's lower margins as compared to the Company's TAG unit. The ability of the Company to realize the highest possible gross profit on the sales of products is dependent on market demand for specific types of products that may or may not be readily available to Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2000 increased 72.1% to $2,393,199 from $1,390,943 for the six months ended June 30, 1999. The increase in these expenses were due to: increases in selling expenses relating to the shift in focus toward retail sales in both the rare coin and fine art segments; the expansion of the administrative infrastructure to support the requirements of public company reporting and the Company's growing retail and auction operations; the costs associated with upgrading the Company's Internet based auction and 'e-commerce' site; and, the inclusion of the operating expenses of the Company's Keystone unit.

OTHER INCOME AND EXPENSES

Other expenses for the six months ended June 30, 2000 increased 305.2% to $422,423 from $104,252 for the six months ended June 30, 1999. This increase was primarily due to a 421.6% increase in interest expense for the six months ended June 30, 2000 to $424,684 from $81,425 for the six months ended June 30, 1999.

INCOME TAXES

Income taxes for the six months ended June 30, 2000 decreased 75.0% to $15,000 as compared to $60,000 for the six months ended June 30, 1999. This decrease was primarily due a loss before income taxes in the current six month period as compared to an income before income taxes for the prior year's comparable period. Prior to the Company's reverse acquisition on April 28, 1999, the Company had elected to be taxed as an S-Corporation for federal and state purposes. Under the provisions of this election, with the exception of the California 1.5% surtax, the Company did not pay corporate tax on its income. However, the stockholders were liable for their respective share of income taxes on the Company's taxable income. Subsequent to the reverse acquisition, the Company began to provide for corporate income taxes based on the combined federal and state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $42,176 for the six months ended June 30, 2000. This decrease was primarily due to increased inventories levels as part of the Company's Keystone unit's expansion, but was partially offset by increased financing activities. Comparatively, cash decreased $14,144 for the six months ended June 30, 1999 due to increased inventory levels during the period as part of the Company's expansion of its retail rare coins and fine collectible operations, but was partially offset by increased financing activities.

Net cash used in operating activities for the six months ended June 30, 2000 was $211,868, consisting primarily of the Company's net loss and the increases in the Company's inventory that were significantly offset by an increase in accounts payable and accrued expenses. Net cash provided by operating activities for the six months ended June 30, 1999 was $276,257, consisting primarily of the Company's net income of $419,441, adjusted by increases in accounts receivable, inventory and accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2000 was $137,543 consisting primarily of additions to property and equipment. Net cash used in investing activities for the six months ended June 30, 1999 was $51,624 consisting of additions to property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2000 was $307,235 consisting primarily of borrowings by the Company's Keystone unit from its president and vice president. Net cash used in financing activities for the six months ended June 30, 1999 was $238,777 consisting primarily of stockholder distributions partially offset by the proceeds of a convertible, interest-bearing stockholder note payable.

The Company has incurred net losses since July 1, 1999. The Company is in need of additional working capital to fund its present and future operations, which it intends to obtain through private equity placements (as discussed below). The Company has initiated various action plans to return to profitability. Should the Company not return to profitability and/or not be successful in the raising of sufficient additional capital, it may have to liquidate inventory at amounts that could be below current carrying values.

On December 1, 1998, the Company's predecessor, TIA entered into a revolving credit agreement with a limit of up to $600,000 with a rate of interest at the prime rate plus 2.625% collateralized by the Company's assets and personal guarantee of the Company's president. In September 1999, the revolving credit agreement was terminated and the outstanding balance was repaid in full. The credit facility was replaced with a revolving credit agreement with a limit of up to $2,000,000, with a rate of interest at the prime rate plus 1.50%, which is collateralized by the Company's assets and a personal guarantee of the Company's president and principal stockholder. The outstanding balance of the line of credit at June 30, 2000 was $ 1,840,000. The Company is in default on several of its loan covenants, for which it has received a waiver through October 31, 2000. The loan agreement had expired on July 31, 2000, but has been extended to October 31, 2000. The lender has indicated the Company's need to return to profitability and raise additional capital in order to effectuate a renewal of the line once the 90-day extension expires. Should the company not raise sufficient capital and return to profitability, it may have to seek a replacement for its line of credit, which may not have as favorable terms or conditions. If the Company is not successful in renewing or replacing the line of credit, it may have to liquidate inventory at amounts that could be below current carrying values.

On June 30, 1999 the Company's predecessor, TIA, executed a convertible, interest-bearing note payable in exchange for cash advanced by the Company's principal stockholder and president in the amount of $1,400,000. The note bears interest at the rate of 9.0% per annum and the interest is payable quarterly. The note, including, any unpaid interest, will become due and payable on June 30, 2004. The note's conversion provision grants the holder the right to convert the principal amount, in whole or in part, into shares of common stock of the Company at a conversion price of $1.00 per share at any time. The note grants the holder the right to extend payment for up to five renewal periods of one six months each. Management may accelerate the repayment of the note based on the availability of cash flow. The balance of the convertible stockholder note payable as of June 30, 2000 was $1,400,000.

During fiscal 1999, the Company's principal stockholder and president advanced cash, evidenced by unsecured notes payable totaling $1,326,992, to the Company on a short-term, non-interest bearing basis until September 30, 1999. On October 1, 1999, the notes payable began to accrue interest at the rate of 10% annually payable on a quarterly basis. On December 31, 1999 the notes payable balance was $1,081,283, and, the Company and the principal stockholder agreed to revise the repayment terms of the notes payable so that no repayment would occur until July 1, 2001. Management may accelerate the repayment of the loan based on the availability of cash flow. The balance of stockholder notes payable as of June 30, 2000 was $1,059,143.

On December 30, 1999 in connection with the acquisition of Keystone, the Company executed note payable, with a rate of interest of 8.0% per annum secured by all assets of Keystone in exchange for cash advanced in the amount of $339,229 by Keystone's previous owners currently serving as president and vice president of the Keystone unit. Effective January 26, 2000 as part of the acquisition agreement of Keystone, the president and vice president of Keystone agreed to provide Keystone with a revolving loan agreement with a limit of up to $1,250,000, with a rate of interest at the prime rate less 0.50% which is collateralized by the Keystone's assets. The initial note payable executed on December 30, 1999 was combined with the revolving loan agreement. The balance of the loan payable to the Keystone president and vice president as of June 30, 2000 was $673,581.

On June 21, 2000, TAG and Gavelnet.com, Inc. ("Gavelnet") executed and delivered an Agreement and Plan of Reorganization (the "Merger Agreement") that provides for a newly-formed subsidiary of TAG to merge with and into Gavelnet. Upon consummation of the merger, Gavelnet will become a wholly owned subsidiary of TAG. The closing of the merger is subject to numerous conditions, as described below.

Upon closing of the Merger, Gavelnet will merge with a subsidiary of TAG, and will be the surviving corporation. Thus, as a result of the merger, Gavelnet will become a wholly owned subsidiary of TAG. TAG will not assume any of the obligations of Gavelnet. Rather, Gavelnet will remain responsible for all of its obligations and liabilities.

The purchase price for all of the Gavelnet shares of capital stock will be paid exclusively in shares of Common Stock, except that a portion of the proceeds raised from a private placement will be used to repay a portion of the Gavelnet convertible debt. The number of shares of Common Stock to be paid in the merger will be calculated as follows: the initial purchase price will be 9,250,000 shares of Common Stock, less one share for every dollar that the Gavelnet total liabilities, as adjusted, including amounts loaned to Gavelnet by TAG, less the total current assets of Gavelnet, exceeds $1,250,000. Of the shares to be issued in exchange for the Gavelnet capital stock, 1,911,904 will be either paid directly to the holders of Gavelnet convertible debt, or if a portion of such debt is repaid with the proceeds of a private placement, then to the shareholders of Gavelnet. As of June 22, 2000, the date the potential merger with Gavelnet was announced, the closing price of Common Stock was $0.625 per share. As a result, the value of the Common Stock to be paid to former Gavelnet stockholders is approximately $5,781,250.

In addition to the Common Stock, TAG will also assume options to purchase Gavelnet common stock, which will be converted into options to purchase approximately 500,000 shares of Common Stock at an average exercise price of approximately $1.50 per share.

In addition, TAG may deliver additional shares of Common Stock if Benchmark Merchant Partners, L.P. is able to assist TAG in selling more than $8.0 million of Common Stock (see discussion below) on or before December 18, 2000. The Merger Agreement contemplates that TAG, through the services of Benchmark Merchant Partners, L.P. ("Merchant Partners"), may raise up to an additional $7.0 million through the sale of Common Stock. TAG has also entered into a consulting agreement with Merchant Partners pursuant to which TAG has granted Merchant Partners the non-exclusive right to identify and introduce investors in such offering. For each $1,000 of net proceeds raised in such sale of Common Stock in excess of the minimum $8.0 million discussed below, TAG will (a) deliver 300 shares of Common Stock as a placement fee to Merchant Partners; and
(b) as additional consideration to the former stockholders of Gavelnet, deliver 300 shares of Common Stock to such former stockholders (without the payment of any additional consideration by such former stockholders to TAG). In no event will the number of shares delivered to Merchant Partners exceed 2,100,000 shares nor will the number of shares delivered to the former Gavelnet stockholders exceed 2,100,000 shares.

As a condition to the execution of the Merger Agreement, TAG and Gavelnet executed a Financial Support Agreement pursuant to which TAG will lend to Gavelnet 62.5% of the net proceeds of any equity capital raised up to $1,250,000. Such loan will be secured by a first priority security interest in the assets of Gavelnet. In the event that the merger is not consummated, Gavelnet may be unable to repay this loan and the assets may not have a liquidation value equal to the loan amount. The Company anticipates, that in addition to loans to Gavelnet, the proceeds of the equity raise will be used for increased inventory, capital expenditures and potential acquisitions. However, there can be no assurances that the Company will be able to secure such equity capital.

The merger must be approved by the stockholders of both TAG and Gavelnet. Additionally, the Common Stock to be issued in the merger must be exempt from the registration requirements of the Securities Act of 1933. TAG and Gavelnet have agreed to seek a fairness hearing in California if no other exemption is available. If the merger is not approved at the fairness hearing, the parties have agreed to register the shares to be issued in the merger with the Securities and Exchange Commission, with TAG and the Gavelnet stockholders each bearing one half of the costs thereof.

The merger must close, if at all, no later than September 19, 2000. The closing of the merger is subject to the satisfaction or waiver of a number of conditions. If any of the following conditions is not satisfied, TAG may terminate the Merger Agreement and cancel the merger. TAG may also waive any condition, but is under no obligation to do so. The conditions precedent to TAG's obligations include, among other things, the following: TAG will have completed a private placement with net proceeds of at least $8 million; All of the Gavelnet convertible debt shall have agreed to convert into an aggregate of 1,911,904 shares of Common Stock; TAG has completed due diligence on Gavelnet's business and assets and has determined the business and assets to be satisfactory; Not more than five percent (5%) of the stockholders of Gavelnet have exercised their dissenters' rights; There has been no material adverse change in Gavelnet's assets since the signing of the Merger Agreement.

Gavelnet may terminate the Merger Agreement and cancel the merger if, among other things, there has been a material adverse change in the business or assets of TAG or if the Common Stock is not listed on the Over the Counter Bulletin Board (or some other exchange).

CAPITAL EXPENDITURES

The Company incurred capital expenditures of $343,504 during the six months ended June 30, 2000 consisting of computer hardware, computer software, office equipment and leasehold improvements. The Company anticipates the rate of capital expenditures will significantly decrease for the remaining two quarters of the fiscal year ending December 31, 2000.

Effective October 7, 1999, the Company began leasing 11,270 square feet of administrative, customer support, retail, gallery, and auction space located in Newport Beach, California at a rental rate of $11,000 per month. In January 2000, the Company consolidated its Laguna Beach and Tustin operations into this location. The lease is scheduled to terminate on October 7, 2001. On April 1, 2000 the Company subleased its Laguna Beach facility that substantially covers the Company's rental commitment through the termination of the lease on June 30, 2001. The lease on the Tustin facility expired on April 30, 2000.

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

ITEM 2 - CHANGES IN SECURITIES

On April 4, 2000, the Company issued 30,000 shares of "restricted" (as that term in defined under Rule 144 of the Securities Act of 1933) Common Stock to World Wide Web Consortium, Inc., an unrelated third party in exchange for services to be rendered pursuant to an investor relations services agreement valued at $15,000. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

Between May 1, 2000 and June 22, 2000 the Company issued 3,083 shares of "restricted" (as that term in defined under Rule 144 of the Securities Act of 1933) Common Stock to an unrelated third party in exchange for computer consulting services rendered valued at $3,125. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 7, 2000, a majority of the shareholders of the Company executed the Written Consent of a Majority of the Stockholders of Tangible Asset Galleries, Inc. (the "Written Consent"), without meeting, whereby a majority of the Shareholders consented to amend the Company's Articles of Incorporation granting the Board of Directors of the Company the power to authorize the issuance of up to 15,000,000 shares of one or more series of Preferred Stock, and to fix by resolution or resolutions providing for the issue of each of such series, the voting powers, designations, preferences, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such series and the number of shares in each series, to the full extent now or hereafter permitted by the Nevada Revised Statues. No other action was taken pursuant to the Written Consent.

ITEM 5 - OTHER INFORMATION

None.

TEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        27.1 Financial Data Schedule

(B)     REPORTS ON FORM 8-K

On July 6, 2000, the Company filed a Current Report on Form 8-K dated June 22, 2000 reporting the execution of an agreement and plan of reorganization that provides for a newly-formed subsidiary of the Company to merge with and into Gavelnet.com, Inc., a Delaware corporation.

                              SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TANGIBLE ASSET GALLERIES, INC.

                                  By /s/ Silvano DiGenova
                                  -----------------------------
                                  Silvano DiGenova
                                  President and
                                  Chief Executive Officer

                                  By /s/ Paul Biberkraut
                                  -----------------------------
                                  Paul Biberkraut
                                  Vice President and
                                  Chief Financial Officer


Dated: August 8, 2000