Form 10QSB
period 2000-09-30
TANGIBLE ASSET GALLERIES INC
filed 2000-11-14
CIK 1091539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  September 30,  2000

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

     Yes  X     No
         ----


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:


Title  of  each  class  of  Common  Stock     Outstanding as of October 31, 2000
----------------------------------------      ---------------------------------
 Common Stock, $0.001 par value                        18,755,298



     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes     No  X
          ----

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item  1.     Financial  Statements.

Condensed Consolidated Balance Sheets at September 30, 2000 (Unaudited) and
  December 31, 1999.

Condensed Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2000 and 1999.

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2000 and 1999.

Notes to Interim Consolidated Financial Statements (Unaudited) at September 30,
  2000.


Item  2.     Management's  Discussion  and  Analysis  of Financial Condition and
               Results  of  Operations.



                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings.

Item  2.     Changes  in  Securities.

Item  3.     Defaults  Upon  Senior  Securities.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.     Other  Information.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS



                                 TANGIBLE ASSET GALLERIES, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                September 30,    December 31,
                                                                     2000            1999
                                                                  (Unaudited)
                                                                ------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                         $      290,162   $      81,882
   Accounts receivable                                               1,387,207       1,057,403
   Inventories                                                       8,094,646       6,419,136
   Prepaid expense and other                                            57,683          58,162
                                                                ------------------------------
Total current assets                                                 9,829,698       7,616,583
                                                                ------------------------------
PROPERTY AND EQUIPMENT, NET                                            207,093         144,041

OTHER ASSETS                                                           277,902         329,068
                                                                ------------------------------
Total assets                                                    $   10,314,693   $   8,089,692
                                                                ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                               $    1,840,000   $   1,840,000
   Accounts payable and accrued expenses                             3,277,324       1,241,392
   Notes payable                                                       743,000         200,000
   Notes payable to related parties                                    900,000         339,229
   Obligations under capital lease                                       8,272           8,797
                                                                ------------------------------
                                                                     6,768,596       3,629,418
                                                                ------------------------------
LONG-TERM LIABILITIES
   Notes payable to related parties, net of current portion          2,424,052       2,481,283
   Obligations under capital lease, net of current portion               7,484          13,436
   Deferred taxes                                                       10,000          10,000
                                                                ------------------------------
                                                                     2,441,536       2,504,719
                                                                ------------------------------
TOTAL LIABILITIES                                                    9,210,132       6,134,137
                                                                ------------------------------

STOCKHOLDERS' EQUITY
    Preferred stock, issuable in series, $0.001 par value,
      15,000,000 authorized; no shares issued and outstanding
   Common stock, $0.001 par value, 50,000,000 shares                    18,545          18,170
      authorized; 18,545,298 (2000) and 18,170,354 (1999)
      issued and outstanding
   Common stock committed                                                    -             202
   Addition paid in capital                                          2,592,932       2,423,230
   Unearned compensation                                               (58,500)              -
   Accumulated deficit                                              (1,448,416)       (486,047)
                                                                ------------------------------
                                                                     1,104,561       1,955,555
                                                                ------------------------------

Total liabilities and Stockholders' equity                      $   10,314,693   $   8,089,692
                                                                ==============================

   See accompanying notes to unaudited interim condensed consolidated financial statements


                                              TANGIBLE ASSET GALLERIES, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)



                                                Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,      September 30,    September 30,
                                                       2000                 1999               2000             1999
                                               --------------------------------------------------------------------------
NET SALES                                      $         7,591,879   $        5,490,967   $   21,245,943   $   16,155,138

COST OF SALES                                            6,112,810            4,471,799       17,628,796       13,161,334
                                               --------------------------------------------------------------------------
GROSS PROFIT                                             1,479,069            1,019,168        3,617,147        2,993,804

Selling, general and administrative expenses             1,541,710            1,400,213        3,934,909        2,791,156
                                               --------------------------------------------------------------------------
Income (loss) from operations                              (62,641)            (381,045)        (317,762)         202,648
                                               --------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Interest income                                           1,437                3,188            3,698            6,158
   Interest expense                                       (202,965)            (105,163)        (627,649)        (186,588)
   Other expense, net                                            -                    -                -          (25,797)
                                               --------------------------------------------------------------------------
                                                          (201,528)            (101,975)        (623,951)        (206,227)
                                               --------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR TAXES                           (264,169)            (483,020)        (941,713)          (3,579)

INCOME TAXES                                                 5,656              (49,936)          20,656           10,064
                                               --------------------------------------------------------------------------
NET LOSS                                       $          (269,825)  $         (433,084)  $     (962,369)  $      (13,643)
                                               ==========================================================================
NET LOSS PER SHARE
   Basic                                       $             (0.01)  $            (0.02)  $        (0.05)  $            -
                                               ==========================================================================
   Diluted                                     $             (0.01)  $            (0.02)  $        (0.05)  $            -
                                               ==========================================================================

   See accompanying notes to unaudited interim condensed consolidated financial statements


                                     TANGIBLE ASSET GALLERIES, INC.
                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Unaudited)


                                                                    Nine Months Ended
                                                                      September 30,      September 30,
                                                                          2000               1999
                                                                   -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss income                                                    $         (962,369)  $      (13,643)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                               87,365           27,187
   Write-off of customer list                                                       -           21,247
   Loss on investments                                                              -            4,550
   Provision for deferred taxes                                                     -           10,000
   Fair value of options granted                                               18,750                -
   Fair value of warrants granted                                                   -          134,185
  Compensation for non-employee stock option granted                              500                -
   Compensation for warrants granted for public relation services               4,000
   Issuance of common stock for computer consulting services                    3,125                -
   Issuance of common stock for public relations services                      15,000                -
   Issuance of common stock for legal services                                      -           17,500
Changes in assets or liabilities:
   Accounts receivable                                                       (329,804)        (952,897)
   Inventories                                                             (1,675,510)      (1,911,297)
   Prepaid expenses and other                                                     479          (30,680)
   Accounts payable and accrued expenses                                    2,035,932          559,233
                                                                   -----------------------------------
Net cash used in operating activities                                        (802,532)      (2,134,615)
                                                                   -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                       (105,417)         (59,416)
   Decrease (increase) in other assets                                          6,166           (8,867)
                                                                   -----------------------------------
Net cash used in investing activities                                         (99,251)         (68,283)
                                                                   -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under line of credit                                                  -        1,400,000
   Borrowings under notes payable                                             543,000                -
   Net increase in related party debt                                         503,540        2,353,629
   Repayment on obligations under capital lease                                (6,477)          (2,904)
   Issuance of common stock for cash                                           70,000                -
   Exercise of stock options                                                        -            4,329
   Stockholder distributions                                                        -       (1,574,455)
                                                                   -----------------------------------
Net cash provided by financing activities                                   1,110,063        2,180,599
                                                                   -----------------------------------

Net increase (decrease) in cash                                               208,280          (22,299)

CASH, beginning of period                                                      81,882           42,285
                                                                   -----------------------------------

CASH, end of period                                                $          290,162   $       19,986
                                                                   ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                     $          624,860   $      169,088
                                                                   ===================================
      Income taxes                                                 $                -   $       39,226
                                                                   ===================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Issuance of common stock for inventories                        $                -   $      135,000
                                                                   ===================================


   See accompanying notes to unaudited interim condensed consolidated financial statements

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and the nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements for the year ended December 31, 1999 contained in TAG's annual report on Form 10-KSB filed on March 17, 2000.

2.     DESCRIPTION  OF  BUSINESS  AND  REVERSE  ACQUISITION

     Tangible Asset Galleries, Inc. ("TAG") and its wholly owned subsidiaries, Gehringer and Kellar dba Keystone Stamp & Coin Exchange ("Keystone") and Tangible Collectibles, Inc. ("TCI") (collectively the "Company") are wholesalers and retailers of rare coins, fine art and collectibles. The Company is based in Newport Beach, California. The Company's Keystone unit operates in Allentown, Pennsylvania, and, the Company maintains a buying office in Chicago, Illinois.

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

     In connection with the acquisition, the Company entered into employment agreements with two of the previous owners who are currently the president and the vice-president of Keystone. The agreements provide for base compensation and a profit sharing arrangement whereby each of the officers will earn 25% of Keystone's income before amortization of goodwill and income taxes, as defined. The profit sharing compensation earned by the officers for the three and nine months ended September 30, 2000 was $83,010 and $183,928 respectively.

The acquisition has been accounted for under the purchase method of accounting. In connection therewith, the Company acquired $339,229 of assets and $339,229 of liabilities, in the form of a note payable to certain Keystone directors. Goodwill in the amount of $300,000 was recorded as a result of the acquisition.

4.     LINE-OF-CREDIT

On August 30, 1999, the Company obtained a $2,000,000 line-of-credit agreement with a bank that expired on July 31, 2000. The line-of-credit bears interest at the bank's prime rate, plus 1.50% (11.00% at September 30, 2000), and is collateralized by substantially all of the assets of the Company and the personal guarantee of the Company's chief executive officer and principal stockholder. On October 31, 2000 the bank granted the Company an extension to April 30, 2001. The extension modified the agreement that included an increase to the line-of-credit interest rate to the bank's prime rate, plus 2.50%, no further advances against the line, and a provision for repayments at the rate of $50,000 per month commencing November 30, 2000 for three months and repayments of $75,000 per month for the final three months of the extension. The outstanding balance as of September 30, 2000 was $1,840,000.

The Company's line-of-credit has certain restrictive financial covenants, certain of which are required to be met on an annual basis and others of which are required to be met at all times. Such covenants include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and other restrictions with respect to specified activities. At December 31, 1999, the Company was in compliance with, or had obtained waivers for, all annual and other financial covenants. At September 30, 2000, the Company was in compliance with, or had obtained waivers for, all non-annual financial covenants.

5.     NOTES  PAYABLE

     Notes  payable  consist  of  the  following:

     On November 10, 1999 the Company entered into a short-term loan agreement in the amount of $200,000, with interest payable monthly at the prime rate (9.50% as of September 30, 2000) plus 4.50% per annum. On August 25, 2000 and August 28, 2000, the Company entered into two additional short-term loans with the same lender under the same conditions as stated above in the amounts of $199,500 and $143,500 respectively. The short-term loans are collateralized by specific rare coins in inventory, which are being held by the lender. The book value of such inventory totaled $480,250 at September 30, 2000. The short-term loans are due on demand. The outstanding balances as of September 30, 2000 were $543,000.

     On September 30, 2000, the Company's Keystone unit entered into a short-term loan agreement with a vendor in the amount of $200,000 with interest payable monthly at 12% per annum. The short-term loan is due on demand. The outstanding balance as of September 30, 2000 was $200,000.

6.     NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes  payable  to  related  parties  consist  of  the  following:

                                                                SEPTEMBER    December 31,
                                                                30, 2000         1999
                                                               --------------------------
Unsecured note payable to Company's chief executive officer
 and principal stockholder, bearing interest monthly at 10%
 per annum.  The note matures October 1, 2001, at which
 time all outstanding principal and interest is due.           $1,024,052   $   1,081,283

Unsecured convertible note payable to principal stockholder;
 principal and interest are due in quarterly installments as specified in the agreement, bearing interest at 9.0% per
 annum.  The note is convertible into common shares of the
 Company at $1 per share, as specified in the agreement.
 The note matures in March 2004.                                1,400,000       1,400,000

Note payable to the previous owners and current officers of
 Keystone; principal is due in full on demand, with interest payable monthly at the prime rate (9.50% as of September
 30, 2000) less 0.50% per annum; secured by all assets of
 Keystone.                                                        900,000         339,229
                                                               --------------------------
                                                                3,324,052       2,820,512

Less current portion                                             (900,000)       (339,229)
                                                               --------------------------
                                                               $2,424,052   $   2,481,283
                                                               ==========================


7.     EARNINGS  PER  SHARE

     The following table sets forth the computation of basic and diluted loss per share for the periods indicated:





Three Months Ended September 30,                                         2000         1999
                                                                      --------------------------
Basic:
Net loss                                                              $  (269,825)  $   (433,084)
                                                                      ==========================

Weighted average number of common shares outstanding                   18,482,221     18,170,354
                                                                      ==========================
Basic net loss per common share                                       $     (0.01)  $      (0.02)
                                                                      ==========================
Diluted:
Net loss                                                              $  (269,825)  $   (433,084)
Adjustments to net loss:
Interest on convertible stockholder note payable (net of income tax)            -           -
                                                                      --------------------------
Diluted net loss                                                      $  (269,825)  $   (433,084)
                                                                      ==========================
Weighted average number of common shares outstanding                   18,482,221     18,170,354
Weighted average number of common shares equivalents:
Stock options and warrants                                                      -              -
Convertible stockholders note payable                                           -              -
Weighted average number of common and common equivalent shares         18,482,221     18,170,354
                                                                      ==========================
Diluted net loss per common share                                     $     (0.01)  $      (0.02)
                                                                      ==========================



Nine Months Ended September 30,                                              2000        1999
                                                                      --------------------------
Basic:
Net loss                                                              $  (962,369)  $    (13,643)
                                                                      ==========================
Weighted average number of common shares outstanding                   18,418,985     18,005,544
                                                                      ==========================
Basic net loss per common share                                       $     (0.05)  $          -
                                                                      ==========================
Diluted:
Net loss                                                              $  (962,369)  $    (13,643)
Adjustments to net loss:
Interest on convertible stockholder note payable (net of income tax)            -              -
                                                                      --------------------------
Diluted net loss                                                      $  (962,369)  $    (13,643)
                                                                      ==========================
Weighted average number of common shares outstanding                   18,418,985     18,005,544
Weighted average number of common shares equivalents:
Stock options and warrants                                                      -              -
Convertible stockholders note payable                                           -              -
                                                                      --------------------------
Weighted average number of common and common equivalent shares         18,418,985     18,005,544
                                                                      ==========================
Diluted net loss per common share                                     $     (0.05)  $          -
                                                                      ==========================

     The effects of the stock options, warrants and convertible stockholder note payable were anti-dilutive and accordingly have been excluded from the calculation of diluted net loss per share.

8.     LIQUIDITY

     The Company has incurred losses since July 1999. The Company's line of credit that expired in July 2000 has not been renewed. The line-of-credit has been extended to April 2001 and requires monthly repayments of principal beginning in November 2000. In addition, the Company is dependant on substantial short term and due-on-demand financing from various vendors, related parties and retail customers. In order to fund present and future operations, the Company needs to secure a new line-of-credit, secure long-term financing or raise additional funds through private equity or debt placements. While the Company has initiated plans to return to profitability and to secure additional financing and/or to raise additional capital, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

9.     COMMITMENTS

     On August 6, 2000 the Company entered into a consulting agreement with RLH Enterprise, Inc. ("RLH") to render services relating to all activities encompassing the purchase, marketing and sale of rare coins on behalf of the Company on an exclusive basis. The agreement provides for a compensation based the greater of a guaranteed fee of $285,000 per year or 37.5% of income before taxes, as defined in the agreement, for the operations within the TAG unit related to RLH's activities.

     The Company, from time to time, enters into joint ventures or purchase financing agreements with third parties that include vendors and customers for the purchase and sale of specific rare coins or fine collectibles. These agreements may include profit sharing provisions ranging from 25% to 50% of the gross profit on specific transactions adjusted for agreed upon expenses and interest costs. At any given time, the Company may be involved in up to 10 of these agreements.

10.     STOCKHOLDERS'  EQUITY

     During the three month period ending September 30, 2000 the Company issued common shares, common share options and common share warrants as follows:

     On August 11, 2000 the Company issued 140,000 common shares for a net cash consideration of $70,000 or $0.50 per share pursuant to a private placement memorandum.

     The Company granted 450,000 common share options to employees with exercise prices of $0.4375 per share. The Company granted 250,000 common share options to non-employees with exercise prices of $0.50 per share for sales and marketing services. The Company cancelled 52,500 unvested common share option granted to former employees with exercise prices of $2.00 per share.

     The Company granted 850,000 common share warrants to non-employees with exercise prices ranging from $0.75 to $3.00 share for financial public relations services.

11.     SUBSEQUENT  EVENTS

     On November 14, 2000 the Company entered into a convertible short term loan agreement in the amount of $1,000,000 with National Recovery Limited Partnership ("NRLP') for the purposes of financing the Company's newly created wholly owned subsidiary, TCI. In connection with the financing agreement with NRLP, the business operations relating to the Company's agreement with RLH Enterprises, Inc. were transferred from the Company's TAG unit to the TCI unit.

     The short-term loan bears interest at the rate of 13.50% per annum, interest is payable monthly, the loan is due on the earlier of demand or March 31, 2001, and the loan is collateralized by the inventories of TCI. The loan is further secured by guarantees from the Company and the Company's principal stockholder and chief executive officer. The loan may be repaid in whole or in part at any time, however any repayment made prior to February 14, 2001 will be subject to a prepayment penalty of 3% of the loan amount repaid. The loan is convertible, at any time and at the sole option of NRLP, into the Company's common shares in two blocks of $500,000. The first $500,000 is convertible into 666,666 common shares and the remaining $500,000 is convertible into 500,000 common shares.

     The agreement provides for additional compensation to NRLP in the form of profit sharing calculated as 25% of TCI's income before income taxes. The agreement provides NRLP with 250,000 warrants to purchase the Company's common shares with an exercise price of the Company's closing market price on November 10, 2000 of $0.375 per share. The warrants expire on November 14, 2003.

     Pursuant to a consulting agreement dated September 11, 2000, the Company, on October 12, 2000, issued 200,000 common shares to a financial public relations firm in exchange for consulting services to be provided for a period of one year commencing October 1, 2000. The shares were valued at a total of $75,000, based upon the closing market price of the Company's common stock on September 11, 2000. The value of these shares will be amortized to expense over the life of the consulting agreement.

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

Beginning on September 1, 1999, the Company launched the first phase of its Internet auction Web site located at www.tagz.com. The first phase offered the sale of rare coins by the Company to the public via an auction format. On October 1, 1999, the Company initiated the second phase of its Internet auction Web site, expanding it to offer the sale of fine art and collectibles via an auction format. In November 1999, the Company held its first simultaneous live and Internet fine art and collectibles "Elite" auction. The Internet portion of the auction was run in conjunction with Amazon.com and the Company's own fully auction capable Web site. In March 2000 and June 2000, the Company ran its second and third "Elite" auction in conjunction with Gavelnet.com, Inc. The Company held its fourth "Elite" auction in September 2000 and is scheduled to hold another "Elite" auction in December 2000. The Company continued to expand its Internet presence with the introduction of e-commerce galleries for rare coins and fine art in May 2000. The Company's auction site offers graded and certified coins and guarantees as to authenticity and condition of all items offered for sale. In September 2000 the Company entered into a strategic relationship with Yahoo.com whereby the Company became Yahoo! Auction's first featured seller in the coins category.

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

On December 30, 1999 the Company acquired all the outstanding common shares of Gehringer and Keller, Inc. d.b.a. Keystone Coin & Stamp Exchange ("Keystone"). Keystone is a wholesale, retailer and auctioneer of rare coins located in Allentown, Pennsylvania. The Company believes that acquisition of Keystone will significantly strengthen the Company's market position on the East Coast of the United States and enable the Company to continue to position itself as a nationally recognized dealer in rare coins. The staff of Keystone will add further numismatic expertise to the Company. The Company intends to expand Keystone to include the sale of fine art and collectibles. In connection with the acquisition, the Company entered into employment agreements with two of the previous owners who are currently the president and the vice-president of Keystone. The agreements provide for base compensation and a profit sharing arrangement whereby each of the officers will earn 25% of Keystone's income before amortization for goodwill and income taxes, as defined.

On August 6, 2000 the Company entered into a consulting agreement with RLH Enterprises, Inc. ("RLH") to render services relating to all activities encompassing the purchase, marketing and sale of rare coins on behalf of the Company on an exclusive basis. The agreement provides for a compensation based the greater of a guaranteed fee of $285,000 per year or 37.5% of income before taxes, as defined in the agreement, for the operations within the TAG unit related to RLH's activities. The agreement is for a period of five years, but can be terminated by either party with 90 days notice. The principal shareholder and president of RLH, Robert L. Hughes ("Hughes"), has more than forty years experience in the rare coin industry. The Company believes that the arrangement with RLH along with the expertise, product knowledge and market savvy that Hughes brings to the Company will significantly increase the Company's market presence on a national basis both in the wholesale and retail rare coin markets.

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

ABILITY TO MANAGE GROWTH

The Company has and is experiencing periods of growth, increased personnel and marketing costs that have placed, and may continue to place, a significant strain on the Company's resources. The Company anticipates expanding its live and on-line auction and sales efforts. The Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on the expansion of its marketing and sales, management and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                                          Three Months Ended            Nine Months Ended
                                                            September 30,                  September 30,
                                                       2000               1999          2000       1999
                                                      --------------------------------------------------
Net sales                                             100.00%          100.00%       100.00%     100.00%

Cost of sales                                         80.50%            81.40%        83.00%      81.50%
                                                      --------------------------------------------------
Gross profit                                          19.50%            18.60%        17.00%      18.50%

Selling, general and administrative expenses          20.30%            25.50%        18.50%      17.30%
                                                      --------------------------------------------------
Income(loss) from operations                          -0.80%            -6.90%        -1.50%       1.20%

Other income (expense)                                -2.70%            -1.90%        -2.90%      -1.20%
                                                      --------------------------------------------------
Loss before income taxes                              -3.50%            -8.80%        -4.40%       0.00%

Income taxes                                           0.10%            -0.90%         0.10%       0.10%
                                                      --------------------------------------------------
Net loss                                              -3.60%            -7.90%        -4.50%      -0.10%
                                                      ==================================================


FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  1999

The Company's net loss for the three months ended September 30, 2000 was $269,825 or $0.01 per share on a basic and diluted basis, as compared to net loss of $433,084 or $0.02 per share on a basic and diluted basis, for the three months ended September 30, 1999. The decrease in the loss was primarily the result of increased sales as discussed below.

NET  SALES

The  table below reflects the breakdown of the Company's primary areas of sales.

                           Three Months Ended          Three Months Ended
                           September 30, 2000          September 30, 1999
                           ----------------------------------------------
                           Amount           %          Amount           %
                           ----------------------------------------------
Net sales
 Coins - Wholesale         $ 3,716,711  49.0%          $ 4,470,228  81.4%
 Coins - Retail              2,923,676  38.5               911,840  16.6
 Fine art and collectibles     951,492  12.5               108,899   2.0
                           ----------------------------------------------
Total net sales            $ 7,591,879 100.0%          $ 5,490,967 100.0%
                           ==============================================

Net sales for the three months ended September 30, 2000 increased 38.3% to $7,591,879 from $5,490,967 for the three months ended September 30, 1999. This increase was primarily due to the impact of the inclusion of Keystone's net sales during the current quarter. Wholesale rare coin sales decreased 16.9% to $3,716,711 for the three months ended September 30, 2000 from $4,470,228 for the three months ended September 30, 1999. This decrease was attributed to the reduced focus by the Company's Tangible Asset Galleries ("TAG") unit on wholesale sales activities, but was partially offset by impact of Keystone's net sales that was substantially generated from wholesale rare coin sales. Retail rare coin sales increased 220.6% to $2,923,676 for the three months ended September 30, 2000 from $911,840 for the three months ended September 30, 1999. This increase was attributable to the Company's continued focus on retail sales. Fine art and collectible sales for the three months ended September 30, 2000 increased 773.7% to $951,492 from $108,899 for the three months ended September 30, 1999. This increase was primarily attributable to Company's increased efforts in live gallery fine art and collectibles auctions and retail sales.

COST  OF  SALES

Cost of sales for the three months ended September 30, 2000 increased 36.7% to $6,112,810 from $4,471,799 for the three months ended September 30, 1999. This increase was primarily due to increased sales. The cost of sales as a percentage of net sales decreased to 80.5% (2000) from 81.4% (1999) during the comparable periods. The decrease in cost of sales as a percentage of net sales, in the current period over comparable period, was due to the favorable mix of products sold. The Company's cost of sales as percentage of net sales will vary from period to period depending on the prevailing market forces and the mix of products sold. Additionally, the cost of sales percentage may be negatively impacted by the Company's Keystone unit, due to its high percentage of wholesale sales that generally has a higher cost of sales as a percentage of net sales as compared to the Company's TAG unit.

GROSS  PROFIT

Gross profit for the three months ended September 30, 2000 increased 45.1% to $1,479,069 from $1,019,168 for the three months ended September 30, 1999. The gross profit as a percentage of net sales increased to 19.5% (2000) from 18.6%
(1999) during the comparable three months. This increase was due to the favorable mix of products sold during the period and the inclusion of the operations of the Company's Keystone unit. The ability of the Company to realize the highest possible gross profit on the sales of products is dependent on market demand for specific types of products that may or may not be readily available to the Company.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2000 increased 10.1% to $1,541,710 from $1,400,213 for the three months ended September 30, 1999. The increase in these expenses was primarily due to the inclusion of the operating expenses of the Keystone unit.

OTHER  INCOME  AND  EXPENSES

Other expenses for the three months ended September 30, 2000 increased 97.6% to $201,528 from $101,975 for the three months ended September 30, 1999. This increase was primarily due to a 93.0% increase in interest expense for the three months ended September 30, 2000 to $202,965 from $105,163 for the three months ended September 30, 1999. This increase in interest expense was the result of increases in the Company's operating line and related party debt.

INCOME  TAXES

Income taxes for the three months ended September 30, 2000 was $5,656 as compared to a benefit for income taxes of $49,936 for the three months ended September 30, 1999 representing an increase of $55,592. The previous period's benefit for income taxes was the result of the reversal of income taxes provided for in first six months of the previous fiscal year. Prior to the Company's reverse acquisition on April 28, 1999, the Company had elected to be taxed as an S-Corporation for federal and state purposes. Under the provisions of this election, with the exception of the California 1.5% surtax, the Company did not pay corporate tax on its income. However, the stockholders were liable for their respective share of income taxes on the Company's taxable income. Subsequent to the reverse acquisition, the Company began to provide for corporate income taxes based on the combined federal and state statutory rates.

FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  1999

The Company's net loss for the nine months ended September 30, 2000 was $962,369 or $0.05 per share on a basic and diluted basis, as compared to net loss of $13,643 or $0.00 per share on a basic and diluted basis, for the nine months ended September 30, 1999. The increase in the loss was primarily the result of increased selling, general and administrative expenses as discussed below.

NET  SALES

The  table below reflects the breakdown of the Company's primary areas of sales.

                           Nine Months Ended           Nine Months Ended
                           September 30, 2000          September 30, 1999
                           ----------------------------------------------
                           Amount           %          Amount           %
                           ----------------------------------------------
Net sales
 Coins - Wholesale         $13,563,588  63.8%          $12,489,785  77.3%
 Coins - Retail              6,131,455  28.9             3,204,536  19.8
 Fine art and collectibles   1,550,900   7.3               460,817   2.9
                           ----------------------------------------------
Total net sales            $21,245,943 100.0%          $16,155,138 100.0%
                           ==============================================

Net sales for the nine months ended September 30, 2000 increased 31.5% to $21,245,943 from $16,155,138 for the nine months ended September 30, 1999. This increase was primarily due to the impact of the inclusion of Keystone's net sales during the period. Wholesale rare coin sales increased 8.6% to $13,563,588 for the nine months ended September 30, 2000 from $12,489,785 for the nine months ended September 30, 1999. This increase was primarily attributed to impact of Keystone's net sales that was substantially generated from wholesale rare coins sales, but the increase was significantly reduced by a decline in wholesale sale in the TAG unit. Retail rare coin sales increased 91.3% to $6,131,455 for the nine months ended September 30, 2000 from $3,204,536 for the nine months ended September 30, 1999. This increase was attributable to the Company's continued focus on retail sales. Fine art and collectible sales for the nine months ended September 30, 2000 increased 236.6% to $1,550,900 from $460,817 for the nine months ended September 30, 1999. This increase was attributable to Company's increased efforts in live gallery fine art and collectibles auctions and retail sales

COST  OF  SALES

Cost of sales for the nine months ended September 30, 2000 increased 33.9% to $17,628,796 from $13,161,334 for the nine months ended September 30, 1999. This increase was primarily due to increased sales. The cost of sales as a percentage of net sales increased to 83.0% (2000) from 81.5% (1999) during the comparable periods. The increase in cost of sales as a percentage of net sales, in the current period over comparable period, was due to the unfavorable mix of products sold. The Company's cost of sales as percentage of net sales will vary from period to period depending on the prevailing market forces and the mix of products sold. Additionally, the Company's Keystone unit has a high percentage of wholesale sales that generally has a higher cost of sales as a percentage of net sales as compared to the Company's TAG unit.

GROSS  PROFIT

Gross profit for the nine months ended September 30, 2000 increased 20.8% to $3,617,147 from $2,993,804 for the nine months ended September 30, 1999. The gross profit as a percentage of net sales decreased to 17.0% (2000) from 18.5%
(1999) during the comparable nine months. This decrease was due to the unfavorable mix of products sold during the period. The decrease in gross profit was also impacted by the Company's Keystone unit's lower margins as compared to the Company's TAG unit. The ability of the Company to realize the highest possible gross profit on the sales of products is dependent on market demand for specific types of products that may or may not be readily available to the Company.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2000 increased 41.0% to $3,934,909 from $2,791,156 for the nine months ended September 30, 1999. The increase in these expenses were due to: increases in selling expenses relating to the shift in focus toward retail sales in both the rare coin and fine art segments; the expansion of the administrative infrastructure to support the requirements of public company reporting and the Company's growing retail and auction operations; the costs associated with upgrading the Company's Internet based auction and 'e-commerce' site; and, the inclusion of the operating expenses of the Company's Keystone unit.

OTHER  INCOME  AND  EXPENSES

Other expenses for the nine months ended September 30, 2000 increased 202.6% to $623,951 from $206,227 for the nine months ended September 30, 1999. This increase was primarily due to a 236.4% increase in interest expense for the nine months ended September 30, 2000 to $627,649 from $186,588 for the nine months ended September 30, 1999.

INCOME  TAXES

Income taxes for the nine months ended September 30, 2000 increased to $20,656 as compared to $10,064 for the nine months ended September 30, 1999. The current period's expense was primarily due the state income tax expense associated with the income of the Company's Keystone unit. Prior to the Company's reverse acquisition on April 28, 1999, the Company had elected to be taxed as an S-Corporation for federal and state purposes. Under the provisions of this election, with the exception of the California 1.5% surtax, the Company did not pay corporate tax on its income. However, the stockholders were liable for their respective share of income taxes on the Company's taxable income. Subsequent to the reverse acquisition, the Company began to provide for corporate income taxes based on the combined federal and state statutory rates.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash increased $208,280 for the nine months ended September 30, 2000. This increase was primarily due to increased borrowings levels as part of the Company's inventory expansion under the RLH agreement and in the Keystone unit. Comparatively, cash decreased $22,299 for the nine months ended September 30, 1999 due to increased inventory levels during the period as part of the Company's expansion of its retail rare coins and fine collectible operations, but was partially offset by increased financing activities.

Net cash used in operating activities for the nine months ended September 30, 2000 was $802,532, consisting primarily of the Company's net loss and the increases in the Company's inventory that were partially offset by an increase in accounts payable and accrued expenses. Net cash used by operating activities for the nine months ended September 30, 1999 was $2,134,615, consisting primarily of increases in accounts receivable and inventory that were partially offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2000 was $99,251 consisting primarily of additions to property and equipment. Net cash used in investing activities for the nine months ended September 30, 1999 was $68,283 consisting primarily of additions to property and equipment.

Net  cash  provided  by financing activities for the nine months ended September
30, 2000 was $1,110,063 consisting primarily of borrowings by the Company's Keystone unit from its president and vice president and borrowings under notes payable. Net cash provided by financing activities for the nine months ended September 30, 1999 was $2,180,599 consisting primarily of borrowings under a bank line of credit, proceeds of a convertible, interest-bearing stockholder note payable and proceeds of stockholder loans payable partially offset by stockholder distributions.

The Company has incurred losses since July 1999. The Company's line of credit that expired in July 2000 has not been renewed. The line-of-credit has been extended to April 2001 and requires monthly repayments of principal beginning in November 2000. In addition, the Company is dependant on substantial short term and due-on-demand financing from various vendors, related parties and retail customers. In order to fund present and future operations, the Company needs to secure a new line-of-credit, secure long-term financing or raise additional funds through private equity or debt placements. While the Company has initiated plans to return to profitability and to secure additional financing and/or to raise additional capital, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

On December 1, 1998, the Company's predecessor, TIA entered into a revolving credit agreement with a limit of up to $600,000 with a rate of interest at the prime rate plus 2.625% collateralized by the Company's assets and personal guarantee of the Company's president. In September 1999, the revolving credit agreement was terminated and the outstanding balance was repaid in full. The credit facility was replaced with a revolving credit agreement with a limit of up to $2,000,000, with a rate of interest at the prime rate plus 1.50%, which is collateralized by the Company's assets and a personal guarantee of the Company's president and principal stockholder. The outstanding balance of the line of credit at September 30, 2000 was $ 1,840,000. The Company is in default on several of its loan covenants, for which it has received a waiver through October 31, 2000. The loan agreement had expired on July 31, 2000, but has been extended to October 31, 2000. On October 31, 2000 the lender granted the Company an additional extension to April 30, 2001. The extension modified the agreement that included an increase to the line-of-credit interest rate to the lender's prime rate, plus 2.50%, no further advances against the line, and a provision for repayments at the rate of $50,000 per month commencing November 30, 2000 for three months and repayments of $75,000 per month for the final three months of the extension. The lender has indicated the Company's need to return to profitability and raise additional capital in order to effectuate a renewal of the line once the six-month extension expires. Should the Company not raise sufficient capital and return to profitability, it may have to seek a replacement for its line of credit, which may not have as favorable terms or conditions. If the Company is not successful in renewing or replacing the line of credit, it may have to liquidate inventory at amounts that could be below current carrying values.

On June 30, 1999 the Company's predecessor, TIA, executed a convertible, interest-bearing note payable in exchange for cash advanced by the Company's principal stockholder and president in the amount of $1,400,000. The note bears interest at the rate of 9.0% per annum and the interest is payable quarterly. The note, including, any unpaid interest, will become due and payable on June 30, 2004. The note's conversion provision grants the holder the right to convert the principal amount, in whole or in part, into shares of common stock of the Company at a conversion price of $1.00 per share at any time. The note grants the holder the right to extend payment for up to five renewal periods of one nine months each. Management may accelerate the repayment of the note based on the availability of cash flow. The balance of the convertible stockholder note payable as of September 30, 2000 was $1,400,000.

During fiscal 1999, the Company's principal stockholder and president advanced cash, evidenced by unsecured notes payable totaling $1,326,992, to the Company on a short-term, non-interest bearing basis until September 30, 1999. On October 1, 1999, the notes payable began to accrue interest at the rate of 10% annually payable on a quarterly basis. On December 31, 1999 the notes payable balance was $1,081,283, and, the Company and the principal stockholder agreed to revise the repayment terms of the notes payable so that no repayment would occur until October 1, 2001. Management may accelerate the repayment of the loan based on the availability of cash flow. The balance of stockholder notes payable as of September 30, 2000 was $1,024,052.

On December 30, 1999 in connection with the acquisition of Keystone, the Company executed a note payable, with an interest rate of 8.0% per annum secured by all assets of Keystone in exchange for cash advanced in the amount of $339,229 by Keystone's previous owners currently serving as president and vice president of the Keystone unit. Effective January 26, 2000 as part of the acquisition agreement of Keystone, the president and vice president of Keystone agreed to provide Keystone with a revolving loan agreement with a limit of up to $1,250,000, with an interest rate at the prime rate less 0.50% per annum which is collateralized by the Keystone's assets. The initial note payable executed on December 30, 1999 was combined with the revolving loan agreement. The balance of the loan payable to the Keystone president and vice president as of September
30,  2000  was  $900,000  and  is  due  on  demand.

CAPITAL  EXPENDITURES

The Company incurred capital expenditures of $105,417 during the nine months ended September 30, 2000 consisting of computer hardware, computer software, office equipment and leasehold improvements. The Company anticipates the rate of capital expenditures will decrease for the remaining quarter of the fiscal year ending December 31, 2000.

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

ITEM  2  -  CHANGES  IN  SECURITIES

On April 4, 2000, the Company issued 30,000 shares of "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) Common Stock to World Wide Web Consortium, Inc., an unrelated third party in exchange for services to be rendered pursuant to an investor relations services agreement valued at $15,000. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

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

On August 11, 2000, the Company issued 140,000 shares of "restricted" Common Stock to unrelated accredited investor, resulting in net proceeds of $70,000. The issuance was conducted under an exemption provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933 and Section 4(2) of the Securities Act.


ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On July 7, 2000, a majority of the shareholders of the Company executed the Written Consent of a Majority of the Stockholders of Tangible Asset Galleries, Inc. (the "Written Consent"), without meeting, whereby a majority of the Stockholders consented to amend the Company's Articles of Incorporation granting the Board of Directors of the Company the power to authorize the issuance of up to 15,000,000 shares of one or more series of Preferred Stock, and to fix by resolution or resolutions providing for the issue of each of such series, the voting powers, designations, preferences, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such series and the number of shares in each series, to full extent now or hereafter permitted by the Nevada Revised Statutes. No other action have been submitted to a vote of the shareholders of the Company.

ITEM  5  -  OTHER  INFORMATION

On August 29, 2000, the Company filed a Certificate of Amendment of the Articles of Incorporation with the Nevada Secretary of State to allow the Company to issue up to 15,000,000 shares of one or more series of Preferred Stock, and to fix by resolution or resolutions providing for the issue of each of such series, the voting powers, designations, preferences, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such series and the number of shares in each series, to full extent now or hereafter permitted by the Nevada Revised Statutes.

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

On  September  18,  2000,  the  Company filed a Current Report on Form 8-K dated
September 5, 2000 reporting the termination of a merger agreement with Gavelnet.com, Inc.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         TANGIBLE ASSET GALLERIES, INC.

                         By  /s/  Silvano DiGenova
                         ---------------------------
                         Silvano  DiGenova
                         Chairman of the Board and Chief Executive Officer

                         By  /s/  Paul Biberkraut
                         ---------------------------
                         Paul  Biberkraut
                         Vice President and Chief Financial Officer


Dated: November 14, 2000