Form 10KSB
period 2000-12-31
TANGIBLE ASSET GALLERIES INC
filed 2001-05-23
CIK 1091539

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

     Yes  [ X ]   No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's  revenues  for  its  most  recent  fiscal year totals $29,526,139.

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 25, 2001 (See definition of affiliate in rule 12b-2 of the Exchange Act.), totals $438,655.

     The number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2001, totals 18,755,298.


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

ITEM 1 - DESCRIPTION OF BUSINESS

COMPANY  OVERVIEW

Tangible Asset Galleries, Inc. ("Tangible" or the "Company") is a retailer and wholesaler of rare coins, fine and decorative art, and antique collectibles. The Company was organized as a Nevada corporation on August 30, 1995 and is currently based in Newport Beach, California.

BUSINESS OF THE ISSUER

The Company's principal line of business is the sale of rare coins on a retail and wholesale basis. Additionally, the Company also offers collectibles such as fine and decorative arts at retail and at auction. The Company's primary storefront is currently located in Newport Beach, California. In January 2000, the Company completed the relocation of all its Southern California operations to its new headquarters and primary retail outlet located in Newport Beach, California. The Company's services are also marketed nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay and Yahoo and through the Company's own website at TAGZ.com.

On December 30, 1999, the Company acquired all the outstanding common shares of Gehringer and Keller, Inc. d.b.a. Keystone Coin & Stamp Exchange ("Keystone"). Keystone is a wholesale, retailer and auctioneer of rare coins located in Allentown, Pennsylvania. The Company believes that acquisition of Keystone significantly strengthens the Company's market position on the East Coast of the United States and enable the Company to continue to position itself as a nationally recognized dealer in rare coins. The staff of Keystone adds further numismatic expertise to the Company. The Company intends to expand Keystone to include the sale of fine art and collectibles.

SALES OF THE COMPANY'S INVENTORY

The Company is active in selling rare coins, fine and decorative art and antiques at wholesale, retail and at auction. At wholesale in rare coins, the company typically has contact with the approximate 5,000 rare coin dealers across the country by telephone, email, fax, electronic exchanges and approximately 20 shows or expositions annually and sells through each of those venues in addition to consigning rare coins to independent auction companies for sale at public auction. The Company employs or contracts with approximately 15 different persons, of which six are full time employees, to market and sell the rare coin inventory of the Company. The Company also consigns rare coin inventory to as many as five independent auction companies. Transactions at wholesale are usually completed with recognized dealers in the trade and are often for immediate payment or with approved credit relationships, by payment in 30 days from the date of sale, with settlement from sales at auction 45 days following the date of the sale. Wholesale in fine and decorative art is not a material or significant segment of the business. Trade credit is approved by the Chief Executive Officer or the President of the Company. Selling prices for rare coins at wholesale are determined by the marketplace and usually individually negotiated with the buyer. There are several printed pricing guides, some published weekly, that provide pricing indications as well as a the Certified Coin Exchange, a real-time exchange with bids and asks on many of the coins in the market. Often, a wholesale customer is buying rare coins from the Company because the wholesale customer has another customer, whether wholesale or retail, already determined. Frequently, the wholesale sales price is influenced by non-market factors such as the purchasing or selling dealer's liquidity, the relative desire or need for the specific rare coin, the length of time the selling dealer has held the rare coins and other factors. The Company has an inventory turnover of three to four times per year.

When selling rare coins at retail, the Company utilizes direct mail, telephone, fax, email and Internet based retail and auctions, both private and public, as channels of distribution. The Company maintains a database of over 5,000 customers for rare coins, fine and decorative art and antiques that are solicited regularly through these channels. During the year ended December 31, 1999, the Company launched its own website www.tagz.com offering rare coins both at retail and at private auction on its own site using proprietary software. During the year ended December 31, 2000, the Company began an aggressive campaign on third party websites eBay and Yahoo! to sell rare coins at these Internet public auction sites. In 2000, the Company was named as first featured seller on Yahoo! Auctions in the coin category and later was named as one of the premium sellers in the coin category in Yahoo! Auctions. Also in 2000, the Company was named an eBay PowerSeller , a designation for top sellers on the eBay site. At retail, the Company typically sells for immediate payment, holding the rare coins until good funds are received. In a few instances each year on purchases in excess of $2,500, the Company will finance a sale for a retail buyer with 25% of the sales price paid at closing of the sale and 25% of the sale price due in each of three successive months, interest free. Under these terms, the Company takes a security interest in the rare coins and holds the rare coins as collateral. Selling prices for retail rare coins are determined by the market and there are several pricing guides available to the retail buyer including monthly and weekly publications and auction prices realized. Often, the price to be paid by a retail buyer is influenced by the buyer's desire for the particular rare coin, the time it has taken to find a suitable example for the buyer's collection, the relative rarity of the specific rare coin to others held by the buyer and other factors. The Company principally sells at retail rare coins that have been certified for authenticity and quality by an independent recognized authority.

When selling fine and decorative art and antiques at retail, the Company utilizes direct mail, telephone, fax, email, public auction and Internet based retail and auctions, both private and public, as channels of distribution. The Company solicits sales from a database maintained by the Company containing over 5,000 names and addresses. The Company utilizes its own website www.tagz.com and eBay to offer fine and decorative art and antiques for sale. In addition, the Company holds from three to four auctions of fine and decorative art and antiques each year as the auctioneer, taking property on consignment and selling the Company's inventory at these auctions. When selling on consignment through auction, the Company typically earns a commission from the seller of approximately 10% of the hammer price at the sale and a 15% commission of the hammer price from the buyer at the sale. When selling Company inventory at a Company auction, the 15% commission from the buyer is added to the hammer price and is recorded as a sale. Immediate payment is required on all sales of fine and decorative art and antiques, irrespective of the channel of distribution, however, as in the retail of rare coins, there are a few transactions each year whereby the Company finances the sale under the same terms as financing a rare coin sale at retail. Selling prices for fine and decorative art and antiques are more subjective in the market than those for rare coins as the pricing guides are fewer, more diverse and less timely. Auction records continue to provide a source of information to assist both the buyer and the seller in establishing a negotiated price.

ACQUISITION  OF  INVENTORY

The Company acquires inventory of rare coins, fine and decorative art and antiques at wholesale through other dealers in the trade, from retail customers or trusts or estates desiring to sell their holdings or by auction. When purchasing from other dealers in the trade, the Company typically is offered 30 days to pay the net invoice amount. Purchases from retail customers, trusts, estates or at auction by an independent auction company require immediate payment upon taking title and possession of the property. On occasion, the Company may trade items from the Company inventory to either a dealer or a retail customer in exchange for property from the dealer or retail customer. When buying inventory from a dealer, the majority of these purchases are completed at the approximately 25 shows and expositions around the country, although a significant volume is transacted over the telephone. Purchasing at auction is another major source of inventory for the Company in rare coins, fine and decorative art and antiques. Purchase prices are negotiated by the buyers from the Company with each of the dealers in the trade and with the retail customers, trusts and estates. When buying at auction, the buyers from the Company compete with other buyers in determining the final bid for any given lot of property. Factors significantly influencing the price at which the Company pays for property include the knowledge of the identity of the buyer from the Company of the property to be purchased, knowledge of the superior quality of the item relative to other similar items on the market, seller financing terms and other factors.

PLANS  FOR  GROWTH  AND  EXPANSION

On February 27, 2001, the Company signed a letter of intent to acquire all the outstanding stock of HotelInteractive, Inc. ("H-I"), a privately held company providing news, information and publishing services on the Internet. If completed, the merger calls for the Company to issue to the shareholders of H-I an aggregate number of common shares of the Company equal to the number of common shares of the Company immediately preceding the closing of the merger in exchange for all the outstanding shares of H-I. The effect of the completion of the merger would be that shareholders in the Company would own half as much of the Company as before the merger and half of H-I. H-I was established to provide real-time information in a variety of markets and chose the hotel management market as its initial venture. With editors, writers and software engineers, H-I developed a vibrant and compelling site for senior hotel executives. As of April 9, 2001, the Company signed a definitive agreement for a merger between H-I and a newly created wholly owned subsidiary of the Company which must be closed on or before July 9, 2001. Management believes that the knowledge and technology base of H-I will be quite valuable to the Company as the Company expands its selling efforts into the Internet. Additionally, the Company believes that the properties sold by the Company can be effectively sold to senior hotel executives for use in the hotels and to the hotel patrons. The closing of the proposed merger is contingent upon several factors, including but not limited to the completion of due diligence by the Company of the financial condition of H-I and a review of the H-I operations and technology.

HISTORY OF THE COMPANY

Tangible Investments of America, Inc. ("TIA"), the Company's predecessor, was originally founded by the Company's current Chief Executive Officer, Silvano DiGenova in 1977 when Mr. DiGenova first exhibited his coins at a national coin dealer's convention. That same year, Mr. DiGenova first became involved in other collectibles such as fine arts and antiques. Mr. DiGenova has collected rare coins since 1971 (when he was nine years old) and by age 13 was trading coins among his peers. While attending the Wharton School of Business in the early 1980s, Mr. DiGenova continued to develop TIA, and in May 1984, Mr. DiGenova, prior to graduating, took a leave of absence from Wharton and incorporated TIA in Pennsylvania.

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

BACKGROUND OF THE COIN AND COLLECTIBLES INDUSTRY

Throughout history, from ancient time to the present day, coins have been highly prized and universally regarded as a store of value, particularly those struck in precious metals. Coins have been highly esteemed for their beauty and appeal as a solid store of wealth. Over the past three hundred years, coin collecting for enjoyment and profit has gained increasing prominence. The coin industry has been active in trading since the 17th century.

The legendary House of Rothschild (famed European Banking Family) actually got its start dealing in rare coins and medals at Frankfurt's great spring and summer fairs. Meyer Rothschild, the founder of the banking empire, began by selling coins at the fairs as well as running a mail-order coin business.

Starting in 1771, he published the first of many printed coin catalogs which he sent out during the next 20 years at regular intervals to potential customers all over Germany. To this day, many prestigious European banks still maintain active numismatic departments. In a similar time frame, Sotheby's Holdings, Inc. (NYSE: BID) traces its origins to 1744 in London, England.

Today, coins and collectibles are bought and sold throughout the world in galleries, shops, stores, auctions and on the Internet at fixed prices.

According to experts in the field, it is difficult to determine the total annual sales volume of the coin and collectibles business. As one of the two largest auctioneers in the world in coin and collectibles markets, Sotheby's (NYSE: BID) reported annual sales of $1.9 billion for the year ended December 31, 2000. A major competitor of Sotheby's is Christie's with estimated annual sales approximately equal to those of Sotheby's. According to reports from Ebay Inc. (NASDAQ: EBAY), an Internet-only auctioneer of personal and real properties including collectibles, annual sales of property through the services provided by Ebay exceeded $5.4 billion for the year ended December 31, 2000. In recent analysis of offerings on Ebay as of April, 2001, over 5 million items were for sale of which over 2.1 million items were coin and collectibles, or 43% of the items offered.

With specific regard to coins, the U.S. Mint, in its most recent annual report to the U.S. Congress for the year ended September 30, 1999, reported sales in the Numismatic Business Unit of $967 million. In April 2001, the U.S. Mint reported that there are over 125 million adult Americans collecting the new quarter dollar coins from the 50 State Quarters program developed by the Mint. This program was designed to increase coin collecting and the number of collectors by minting five new designs annually of the quarter dollar with each design featuring one each of the 50 states over a ten year period beginning in 1998 through 2008. In the 1999 annual report of the U.S. Mint, it was reported that 6 billion quarters were minted, up from 1.5 billion in the previous year.

The coin and collectibles property bought and sold by the Company was typically manufactured originally in the late 1700's to mid-1900's. Many of the items sold by the Company are one-of-a-kind, or have very few examples on the market at any time. Management believes that coin and collectibles buyers typically start with a modest purchase amount and increase the size of the transaction and increase the rarity of the item purchased as the individual becomes more experienced as a buyer in the market.

THE REVOLUTION IN THE COIN BUSINESS

Determining the market value of a given coin plays a vital role. Rare coins are graded on a numerical scale from 0 to 70. Zero represents the basal state (or lowest condition or state of preservation) and 70 represents an uncirculated (or mint state) specimen that is perfect in condition or state of preservation in every aspect. As a result of this numerical scale relating to condition or quality, there is a correlation to value in that the higher its numerical grade, the more valuable a coin is to collectors or dealers. A one-point difference, not even discernible to a layman's eye, can mean literally thousands of dollars difference in value. Therefore, the importance of consistent grading, according to a universally accepted standard by the marketplace cannot be overemphasized. In 1986, the first uniform grading system was implemented by the Professional Coin Grading Service (the "PCGS"). Silvano DiGenova, the Company's president, was a co-founder of PCGS and helped to develop the grading system used by PCGS. Mr. DiGenova sold his interest in PCGS in 1987 and has not been affiliated with PCGS, except as a customer of its services, since that time. A year after the founding of the PCGS, the Numismatic Guaranty Corporation ("NGC") was formed. Mr. DiGenova is not affiliated with NGC in any way except as a customer of its services.

These two firms established a uniform coin-grading standard, which has gained almost universal acceptance throughout the world. Once a coin has been graded and certified, both firms encapsulate the coin in tamper-proof acrylic holders, register them by number, grade, date and mintmark. If applicable, they identify variety and pedigree as well. Rare coins graded and certified by either one of these services can now be traded with confidence. The advent of certified grading has led to another revolution of sorts, the formation of the Certified Coin Exchange (CCE). Mr. DiGenova was a founder and board member of CCE, and helped to organize the association. Mr. DiGenova sold his interests in CCE in the late 1980s and has not been affiliated with the company in any way since that time except as a user of their services. CCE is a nationwide computerized trading network for rare coins. CCE is also the number one source of instantaneous price information. Coins can be bought and sold sight unseen because of the certification and confidence instilled in the market place by CCE, PCGS and NGC.

NUMBER OF EMPLOYEES

As of April 30, 2001, the Company employed 26 persons, of which 22 were full-time employees. The Company believes that its future success depends in part upon recruiting and retaining qualified numismatists, fine art experts, marketing and other personnel.

COMPETITION

The business of selling rare coins and other collectibles is highly competitive. The Company competes with a number of smaller, comparably sized, and larger firms throughout the United States. These include: Heritage Rare Coin Galleries, a large scale coin firm ; National Gold Exchange, a large wholesale coin and bullion seller ; Superior Stamp & Coin, a medium sized coin firm ; Spectrum, a subsidiary of Greg Manning Auctions, Inc., a publicly traded company; Collectors Universe, Inc., a publicly traded company; and U.S. Coins, a medium size coin wholesaler. These competitors are generally larger and better capitalized. However, the Company believes that it is able to compete with these competitors due to its generally higher quality inventory, staff expertise, and Web presence. However, there can be no assurances that the Company can continue to compete successfully with other established companies with greater financial resources, experience and market share.

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

Unlike many organizations with significant retail sales, the Company does not have any predictable seasonal sales patterns other than the early spring and early fall periods. These two periods tend to be somewhat better periods than other periods due mostly to the traditional dates of major rare coin conventions, where the company concludes substantial business.

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

DEPENDENCE ON KEY CUSTOMERS

The Company is not dependent on any key customers but rather sells to a large variety of individual retail purchasers as well as several wholesale purchasers throughout the nation and world. However, during 1999 one wholesale purchaser, Mike's Coin Gallery, located in Redondo Beach, California represented 16% of the Company's wholesale sales. During both 2000 and 1999, the Company had no customers that represented more than 10% of the Company's sales.

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

ITEM  2  -  DESCRIPTION  OF  PROPERTY

Effective June 15, 1996, the Company began leasing approximately 4,092 square feet of administrative and retail space in Laguna Beach, California at a monthly rental rate of $5,000 per month beginning on September 1, 1996. Until January 2000, this facility served as the Company's headquarters and primary retail location. The monthly rental rate is scheduled to increase in accordance with the Consumer Price Index on an annual basis, up to a limit of 6% per year but subject to a 3% minimum increase. Subsequent to vacating the premises, the Company subleased the property to an unrelated third party. The sublease was paid and is current through March 31, 2001. The lease was scheduled to terminate on June 30, 2001; however, the landlord released the Company from the lease effective March 31, 2001.

Effective May 1, 1999, the Company began leasing approximately 1,722 square feet of administrative space in Tustin, California at a monthly rental rate of $2,066.40. Until January 2000, this facility served as the Company's customer service site. The lease terminated on April 30, 2000.

Beginning on June 1, 1999, the Company began leasing approximately 2,350 square feet of retail space in Las Vegas, Nevada pursuant to an oral month-to-month lease with Commercial West Property Management at a rate of $2,023 per month. The Company is currently investigating alternative retail locations for its Las Vegas operations. On May 1, 2000, the Company consolidated operations from the Tustin office to the Company's location at Newport Beach and simultaneously terminated the lease in Las Vegas, Nevada.

Beginning on October 1, 1999, the Company began leasing approximately 180 square feet of office space in Barrington, Illinois at a monthly rental rate of $592. This office serves as the Company's Chicago, Illinois buying office. The lease terminated on September 30, 2000 and the space is being occupied on a month-to-month basis at the same rental rate per month.

Effective October 7, 1999, the Company began leasing 11,270 square feet of administrative, customer support, retail, gallery, and auction space located in Newport Beach, California at a rental rate of $11,000 per month. In January 2000, the Company consolidated its Laguna Beach and Tustin operations into this location. The lease is scheduled to terminate on October 7, 2001. The Company is negotiating with the current landlord to extend or renew the lease at the current location, however, there can be no assurance that (i) the Company can obtain an extension or renewal at its current location or (ii) if an extension or renewal is possible, the Company can obtain such at rates that are acceptable to the Company.

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

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On January 14, 2001, the Company held its annual meeting for fiscal 2000. Up for consideration by the shareholders at the meeting were three proposals submitted by the Company's Board of Directors.

(1) The first proposal involved the election of the Company's Board of Directors. Set forth below is the name of each director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of non-votes:

                       Number of      Number of        Number of      Number of
Name                  Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
--------------------  -----------  ---------------  ---------------  -----------
Yvonne E. Wong
 Chester               15,755,298                0              800    3,174,063
--------------------  -----------  ---------------  ---------------  -----------

Silvano A. DiGenova    15,755,298                0              800    3,174,063
--------------------  -----------  ---------------  ---------------  -----------

Carl J. Fusco          15,755,298                0              800    3,174,063
--------------------  -----------  ---------------  ---------------  -----------

Stephen J. Gehringer   15,755,298                0              800    3,174,063
--------------------  -----------  ---------------  ---------------  -----------

Michael R. Haynes Sr.  15,755,298                0              800    3,174,063
--------------------- -----------  ---------------  ---------------  -----------

(2) The second proposal up for consideration involved the adoption of the Tangible Asset Galleries, Inc. 2000 Omnibus Stock Option Plan. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

Number of       Number of        Number of      Number of
Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
-----------  ---------------  ---------------  -----------
15,551,435            30,800                0    3,174,063
-----------  ---------------  ---------------  -----------

(3) Proposal Three involved ratifying the appointment of BDO Seidman LLP as independent auditors of the Company for the fiscal year ending December 31, 2000. Set forth below are the number of votes for, against, abstain and non-votes for this proposal:

Number of       Number of        Number of      Number of
Votes "For"  Votes "Against"  Votes "Abstain"  "Non-Votes"
-----------  ---------------  ---------------  -----------
15,581,235               200              800    3,174,063
-----------  ---------------  ---------------  -----------

As a majority of the shareholders attending the meeting, either in person or by proxy, voted in favor of the above proposals, the proposals were duly approved and authorized by the shareholders of the Company.

Refer to Item 8 for a discussion of changes in and disagreement with accountants on accounting and financial disclosures.

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

                             Closing Prices
                              -----------
                                  2000
                              -----------
                              High    Low
                              -----  -----
Quarter Ended :
March 31                     $2.375 $0.500
June 30                       2.000  0.500
September 30                  0.812  0.281
December 31                   0.594  0.125

                                  1999
                              -----------
                              High    Low
                              -----  -----
Quarter Ended :
March 31                      n/a    n/a
June 30 (5/18/99 to 6/30/99) $7.380 $3.250
September 30                  6.250  1.250
December 31                   3.000  1.250



NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the company as of the close of business on April 30, 2001 was 50. Of the 2,013,069 free trading shares of the Company's Common Stock not subject to restrictions, 1,141,519 were held in "street name" and consequently reflect numerous additional beneficial owners.

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

On April 4, 2000, the Company issued 30,000 shares of "restricted" Common Stock to an accredited unrelated third party in consideration for consulting services rendered and valued at $15,000. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

The Company issued shares of "restricted" Common Stock to an unrelated third party in consideration for consulting services rendered on dates and in amounts as follows: May 1, 2000, 2,000 shares valued at $2,172; May 15, 2000, 417 shares valued at $453; June 21, 2000, 666 shares valued at $501; October 2, 2000, 10,000 shares valued at $4,374. The issuances were isolated transactions not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

On August 8, 2000, the Company issued 140,000 shares of "restricted" Common Stock to Carl Fusco, an accredited unrelated third party at the time of issue, for cash equal to $70,000. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

On September 11, 2000, the Company issued 200,000 shares of "restricted" Common Stock to an accredited unrelated third party in consideration for consulting services rendered and valued at $75,000. The issuance was an isolated transaction not involving a public offering conducted pursuant to Section 4(2) of the Securities Act of 1933.

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

                                         Year Ended December 31,
                                                2000    1999
                                               ------  ------
Net sales                                      100.0%  100.0%

Cost of sales                                   84.1%   81.5%
                                               ------  ------

Gross profit                                    15.9%   18.5%

Selling, general and administrative expenses    18.4%   19.0%
                                               ------  ------

Income (loss) from operations                   -2.5%   -0.5%
Other income (expense)                          -3.0%   -1.7%
                                               ------  ------

Loss before provision for taxes                 -5.5%   -2.2%

Income taxes                                     0.1%    0.1%
                                               ------  ------

Net loss                                        -5.6%   -2.3%
                                               ======  ======


FOR  THE  YEARS  ENDED  DECEMBER  31,  2000  AND  1999

The Company recorded a net loss for the year ended December 31, 2000 of $1,629,850 or $.09 per share on both a basic and fully diluted basis as compared to a net loss of $473,618 or $.03 per share on both a basic and fully diluted basis for the year ended December 31, 1999. The decrease in profitability in the year ended December 31, 2000 was primarily a result of lower margins and increased operating costs as a public company.

NET  SALES

The  table  below  sets  forth  the  primary  sources  of  sales of the Company:


                              For the years ended December 31,
                                 2000              1999
                            ------------------------------------
Net sales
  Coins- wholesale          $19,356,488   66%  $15,238,520   74%
  Coins- retail               8,519,773   29%    4,373,799   21%
  Fine and decorative arts    1,649,878    5%    1,047,027    5%
                            ------------------------------------
Total net sales             $29,526,139  100%  $20,659,346  100%
                            ====================================

The Company recorded sales of $29,526,139 for the year ended December 31, 2000, up $8,866,793, or 43%, over the sales of the prior year of $20,659,346. This increase is attributed solely to the consolidation of the results of operations of Gehringer & Kellar, Inc., acquired on December 31, 1999. This acquisition contributed $10,862,645 in net sales to the consolidated net sales of the Company for the year ended December 31, 2000. While the Company and Gehringer & Kellar are, in general, participating in the same market as the Company, because the market is so fragmented and diversified, there was very little cannibalization of sales of the Company as a result of the acquisition of Gehringer & Kellar.

COST  OF  SALES

Cost of sales for the Company increased from $16,828,352, or 81% of net sales, to $24,822,121, or 84% of net sales, an increase of $7,993,769, or 48%, for the years ended December 31, 1999 and 2000, respectively. By comparison, the net sales increased from $20,659,346 to $29,526,139, an increase of $8,866,793, or 43%, for the years ended December 31, 1999 and 2000, respectively. The lower margins were attributable primarily to (a) slightly lower retail prices in the rare coin markets, thereby reducing the margins the Company experienced in prior years and (b) the margins for Gehringer & Kellar, Inc., a consolidating subsidiary not owned by the Company in the year ended December 31, 1999 but consolidated in the results for the year ended December 31, 2000, generally has lower margins than the Company. When the lower margins of Gehringer & Kellar are blended into the higher margins of the Company by consolidation, the resulting percentage of cost of sales as a percentage of sales is lower.

GROSS  PROFIT

Gross  profit  increased  $873,024,  or  23%, from $3,830,994 for the year ended
December 31, 1999 to $4,704,018 for the year ended December 31, 2000. Notwithstanding this increase in gross profit, sales grew from December 31, 1999 to December 31, 2000 by 43% while gross profit increased by 23%, while gross profit measured as a percentage of sales decreased from 19% of sales for the year ended December 31, 1999 to 16% of sales for the year ended December 31, 2000. This decrease in gross profit as a percentage of sales from 1999 to 2000 is primarily related to (i) slightly lower prices for rare coins and (ii) the lower contribution margin of Gehringer & Kellar, Inc., acquired as of December 30, 1999 and consolidated into the results of operations for the year ended December 31, 2000 but not consolidated in the results of operations for the year ended December 31, 1999.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

The Company recorded selling, general and administrative expenses of $5,435,289 for the year ended December 31, 2000, an increase of $1,514,640, or 39%, over the same accounts for the year ended December 31, 1999, while sales for the same periods increased 43%. When compared to sales, the selling, general and administrative expenses were decreased 1%, from 19% of sales to 18% of sales for the years ended December 31, 1999 and 2000, respectively. The increased efficiency in these expenses was less than what was expected since legal and accounting costs of becoming and maintaining of a public company were significantly higher than what was anticipated. In addition, the Company incurred significant legal and accounting expenses during the year ended
December  31,  2000  relating  to  an  acquisition  that  did  not  materialize.

OTHER  INCOME  AN  EXPENSES

For the year ended December 31, 2000, other income and expense increased to $877,922 from $368,963 for the year ended December 31, 1999. The increase is almost exclusively as a result of the increase in interest expense which increased from $338,006 to $880,961 for the years ended December 31, 1999 and 2000, respectively.

PROVISION  FOR  INCOME  TAXES

Although the Company had a net loss in both the years ended December 31, 2000 and 1999, the provision for income tax was $20,657 and $15,000, respectively due to state and local taxes and other minimum taxes. For federal income tax purposes, the Company has a net operating loss carryforward of $2,177,000, which is available to offset future taxable income through 2020. The Company also has a net operating loss carryforward of $1,018,000, which is available to offset taxable income for state purposes through 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash decreased $76,260 at December 31, 2000 from $81,882 at December 31, 1999. Working capital decreased from $3,987,165 at December 31, 1999 to $2,411,545 at December 31, 2000, a decrease of $1,575,620. This decrease in working capital was primarily a result of the increases of debt to related parties, borrowings under a note payable and increases in accounts payable to fund the current year net loss of the Company. Current assets increased from $7,616,583 on December
31,  1999  to $8,856,407 at December 31, 2000, an increase of $1,239,824 or 16%.
This increase is primarily due to the increase in inventory of $1,471,426 for the year ended December 31, 2000. Current liabilities increased from $3,629,418 to $6,444,862 at December 31, 1999 and 2000, respectively, as a result of the increase in borrowings under a note payable.

Operations for the year ended December 31, 2000 required cash of $2,191,627, primarily consisting of the net loss and the increase in inventory for such year. Operations for the year ended December 31, 1999 required cash of $2,118,360 primarily reflecting the net loss and the increases in inventory and receivables and a reduction of accounts payable, for a net increase for the year ended December 31, 2000 over the year ended December 31, 1999 of $73,267. During the years ended December 31, 1999 and 2000, non-cash operating expenses were $245,081 and $361,399, respectively. Property and equipment purchased in the year ended December 31, 2000 were in the aggregate $174,922 and for the year ended December 31, 1999 such purchases were in the aggregate $85,268, an increase of $89,654 primarily due to the increase in computer hardware and software and improvements to the Company's facilities. Financing activities for the year ended December 31, 2000 provided $2,334,048 in funds for operations and asset purchases, and for the year ended December 31, 1999 financing activities provided $2,265,865 for operations and asset purchases, an increase in funding of $68,183.

FINANCING  ACTIVITIES

In September 1999, the Company executed a loan and security agreement with a bank for a revolving credit agreement with a limit of up to $2,000,000, with a rate of interest at the prime rate plus 1.50%, which is collateralized by the Company's assets and a personal guarantee of the Company's president and principal stockholder. On October 31, 2000, the Company renegotiated the revolving credit agreement, lowering the principal amount to $1,840,000, changing the interest rate to the prime rate plus 2.5%, with principal payments of $50,000 per month until February 2001 at which time the principal payments increased to $75,000 per month, and payment of the outstanding balance at April 28, 2001. The outstanding balance of the line of credit at December 31, 2000 was $1,790,000. On April 28, 2001, the Company executed a Change in Terms Agreement with the lending bank that changed the due date and principal payment schedule, providing for a principal payment of $100,000 on April 30, 2001, a principal payment of $400,000 on May 31, 2001, with the remaining balance due on June 29, 2001 of $1,040,000. The Company is engaged in continuing dialogue with this bank to modify this repayment structure. The Company intends to utilize funds obtained through the contemplated merger with H-I to significantly reduce the principal obligation.

The Company will need to seek a replacement lender to finance the short term liquidity needs of the Company's operations. There can be no assurance that the Company will locate a lender to provide funding on terms acceptable to the Company.

On November 16, 2000, the Company, through its wholly owned subsidiary Tangible Collectibles, Inc. executed a convertible loan and security agreement in favor of National Recovery Limited Partnership ("NRLP") in the amount of $1,000,000, payable on demand at an annual interest rate of 13.5% (payable monthly in arrears), with origination fees of 1.5% of the original principal amount, and secured by the inventories of TCI and guarantees from the Company and the Company's principal stockholder and chief executive officer. The loan is convertible, at any time and at the sole option of NRLP, into the Company's common shares in two blocks of $500,000. The first $500,000 is convertible into 666,666 common shares and the remaining $500,000 is convertible into 500,000 common shares. The agreement provides for additional compensation to NRLP in the form of profit sharing calculated as 25% of TCI's income before income taxes, as defined. NRLP also received warrants to purchase 250,000 shares of common stock of the Company at a price of $0.375 per share with an expiration of three years from the date of issue. See Related Party Transactions.

As of December 31, 2000, the Company executed a note and security agreement in favor of the Company's principal stockholder and chief executive officer in the amount of $1,400,000 to replace a note payable of the same amount and also payable to the Company's principal stockholder with an original interest rate of 9% and convertible to common stock at $1.00 per share. The note has a maturity date of June 30, 2002, bears interest at 9.5% annual for three months, increasing to 12.5% annually for the duration of the note (interest payable monthly in arrears) and is convertible into common stock of the Company at $0.22 per share.

As of December 31, 2000, the Company executed a note and security agreement in favor of the principal stockholder and chief executive officer in the amount of $959,440 to replace a note payable of the same amount and also payable to the Company's principal stockholder. The note has a maturity date of June 30, 2002, and bears interest at 9.5% annual for three months, increasing to 12.5% annually for the duration of the note (payable monthly in arrears).

The Company relies on short term debt to provide adequate working capital for the Company's business, However, there can be no assurances that the Company will be able to secure adequate working capital financing or any other financing suitable for the purposes of the Company at prices which the Company will deem to be acceptable to the Company.

The Company has incurred losses since July 1999 and the line of credit expires in June 2001. In addition, the Company is dependent on substantial short term and due on demand financing from various vendors, related parties and retail customers. In order to fund present and future operations, the Company needs to secure a new line of credit, secure long term financing or raise additional funds through private equity or debt placements. While the Company has initiated plans to return to profitability and to secure additional financing and/or to raise additional capital, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

EFFECT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, the Company anticipates there will be no impact to its consolidated financial statements.

Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", summarizes the Securities and Exchange Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation is effective for the first quarter of fiscal 2001. The Company believes that its current revenue recognition policies comply with SAB No. 101.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," which addresses certain accounting issues that arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

RISK  FACTORS

OUR BUSINESS OF SELLING PREMIUM COLLECTIBLES IS HIGHLY COMPETITIVE.

The business of selling coins, works of art and other collectibles to retail and wholesale consumers and at auction is highly competitive. We compete with a number of comparably sized, smaller firms, as well as a number of larger firms throughout the United States. Our competitors include (without limitation) the following: Heritage Rare Coin, a large scale coin firm in Dallas, Texas; National Gold Exchange, a large wholesale coin and bullion seller located in Tampa, Florida; Superior Stamp & Coin, a medium sized coin firm in Beverly Hills, California; Spectrum, medium sized coin wholesaler located in Newport
Beach, California; Collectors Universe, Inc., a publicly traded company; and U.S. Coins, a medium sized coin wholesaler located in Houston, Texas. These competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. Additionally, other reputable companies that sell or auction collectible coins and artwork may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing recourses than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our business could be harmed due to decreased revenue.

MARKET CONDITIONS AFFECT THE AMOUNT SPENT ON RARE COINS, DECORATIVE ARTS AND PREMIUM COLLECTIBLES.

A decline in consumer spending could harm our business. Sales of rare coins, fine and decorative art and collectibles depend on discretionary consumer spending and are affected by general market conditions. Many factors affect discretionary consumer spending, including the unemployment rate, business conditions, interest rates, inflation and tax rates. Spending on the types of luxury items that we typically auction are impacted by these factors more than sales of consumer products in general.

Some of the market conditions that could cause the dollar volume spent in our auctions to decrease include the following:

-     fewer  works  of  art  offered  for  sale;
-     decline  in  the  prices  buyers  are  willing  to  pay;  and
-     shifts  in  consumer  trends.

As buyers' tastes change and economic conditions fluctuate, the supply, demand and dollar volume of fine and decorative art and collectibles sales could decrease, which could have a material adverse effect on our business, operating results and financial condition.

A DECLINE IN THE POPULARITY OF RARE COINS AND ARTWORK COULD AFFECT OUR BUSINESS MATERIALLY AND ADVERSELY.

The popularity of rare-coins and artwork may vary over time due to perceived scarcity, subjective value, general consumer trends, changes in the prices of precious metals, interest rates and other general economic conditions. We derive a significant portion of our revenues from fees paid by collectors for our appraisal and related services, commissions paid to us on the sale of collectibles in our auctions and sales of collectibles from our own inventory. A decline in popularity of rare-coins and artwork, and of collectibles generally, likely would cause a decrease in the number of items that we are asked to appraise and the number of transactions in our auctions and fewer sales from our inventory, which would reduce our revenue and harm our business.

TEMPORARY POPULARITY OF CERTAIN COINS AND ARTWORK AND OTHER COLLECTIBLES COULD CAUSE OUR REVENUES TO FLUCTUATE.

Temporary consumer popularity or "fads" among collectors temporarily may inflate the volume of collectibles that we appraise, auction and sell. These trends may result in significant fluctuations in our operating results from one quarter to the next. Any decline in the popularity of the collectibles we appraise, auction and sell as a result of changes in consumer trends could harm our business. See " - Our quarterly operating results may vary, which may cause volatility or a decline in the price of our Common Stock."

OUR SUCCESS DEPENDS ON OUR MANAGEMENT TEAM AND OTHER KEY PERSONNEL, INCLUDING PERSONS WHO HAVE ONLY RECENTLY STARTED WORKING TOGETHER IN OUR RAPIDLY EVOLVING INDUSTRY.

Our success and future performance depends on the continued services of our senior management and other key personnel, including persons who have only recently started working together in the rapidly evolving collectibles industry. The loss of the services of any of our senior management or other key personnel could harm our business. Some of our executive officers and key employees are experts in the market for premium collectibles and have reputations for purchasing and appraising collectibles and for preparing auctions that will be attractive to buyers of premium collectibles. In particular, the services of our Chief Executive Officer Silvano DiGenova and President Michael Haynes would be difficult to replace. Although our executive management team has experience in operating businesses engaged in the sale of rare coins and other premium collectibles, due to the changing nature of our industry, it is more difficult to assess and evaluate management in our evolving industry than it is in other industries.

OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK.

Our revenue, expenses and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include (without limitation):

-     the  supply  and  demand  of  rare coins in wholesale and retails markets;
- consumer trends affecting the popularity of coins, artwork and other collectibles that we auction and sell from time to time;
-     fluctuations  in  the  price  of  precious  metals;
-     our  success in expanding our retail sales of rare coins and collectibles;
-     personnel  changes;
-     our  inability  to  maintain  customer  satisfaction;
- the size and timing of capital expenditures and other costs associated with the expansion of our business and infrastructure;
- our inability to resell our inventory of rare coins, artwork and other collectibles in a timely manner;
- price competition or changes in our pricing policies or those of our competitors and pricing changes in our industries;
-     our  inability  to  maintain  gross  margins;
- the availability and cost of financing to continue and complete our expansion and the development of our on-line business;
-     our  success  in  expanding  our  sales  and  distribution  channels.

Additional factors that may affect our quarterly operating results generally include technical difficulties or network downtime and general economic conditions and economic conditions specific to our industries.

OUR  OPERATING  RESULTS  ARE  SENSITIVE PARTICULARLY TO FLUCTUATIONS IN REVENUE.

Because we will rely on revenue forecasts when committing to a significant portion of our future expenditures, we may be unable to adjust our spending in the event of revenue shortfalls. Consequently, such shortfalls could affect materially and adversely our business, financial condition and operating results. We also plan on increasing our operating expenditures to finance the cost of our expansion and to fund our expanding sales and marketing efforts, general and administrative activities and to strengthen our infrastructure. To the extent that these expenses are not accompanied by a commensurate increase in revenue, our quarterly results could fluctuate significantly in the future.

DUE TO THE FACTORS NOTED ABOVE AND THE OTHER RISKS DISCUSSED IN THIS SECTION, YOU SHOULD NOT RELY ON PERIOD-TO-PERIOD COMPARISONS OF OUR OPERATING RESULTS.

Quarterly results are not necessarily meaningful and you should not rely on them as an indication of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In that case, the price of our Common Stock may fall substantially.


OUR INABILITY TO MANAGE GROWTH EFFECTIVELY COULD AFFECT OUR BUSINESS MATERIALLY AND ADVERSELY.

Tangible is experiencing a significant period of growth and increased personnel, marketing and acquisition related costs, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Tangible's ability to manage future increases, if any, in the scope of its operations or personnel will depend on the expansion of its marketing and sales, management, operational and financial capabilities. The failure of Tangible's management to effectively manage the expansion of its business could have a material adverse effect on Tangible's business, results of operations and financial condition. To manage this growth we must do the following:
-     establish  and  develop  operational,  financial  and  management systems;
-     train,  manage  and  motivate  our  growing  employee  base;
-     hire  additional  technology  and  operations  personnel;  and
-     hire  additional  fine  art  and  other  specialists  and  appraisers.

We may be unable to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. In addition, we may be unable to attract or retain required personnel, and our management may be unable to develop an effective business strategy to support our continued growth and expansion. Any failure to manage our growth effectively would have a material adverse effect on our business, results of operations and financial condition.

If additional appropriate opportunities present themselves, we also intend to acquire businesses, technologies, services or products that we believe will help us develop and expand our business. The process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures that we cannot anticipate and may absorb significant management attention that would otherwise be available for further development of our existing business. Moreover, the anticipated benefits of any acquisition may not be realized. Any future acquisition of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available to us on favorable terms or at all, and might dilute the interests of our existing stockholders. Additionally, we may be unable to identify, negotiate or finance successfully future acquisitions or to integrate acquisitions with our current business.

FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

Although no single customer represents more than 10% of our net sales, at times, we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any such key customer could have a material adverse effect on our business.

WE  MAY  INCUR  LOSSES  AS  A  RESULT  OF  ACCUMULATING  INVENTORY.

In addition to auctioning premium collectibles on consignment, a substantial portion of the aggregate sales price of rare coins, artworks and other premium collectibles that we sell are from our own inventory. We purchase these collectibles from dealers and collectors and assume the inventory and price risks of these items until they are sold. If we were unable to resell the collectibles that we purchase when we want or need to, or at prices sufficient to generate a profit on their resale, or if the market value of our inventory of purchased collectibles were to decline, our revenue could decline, which could have a material adverse effect on our business, operating results and financial condition.

THE SUPPLY OF COLLECTIBLES IS LIMITED AND OUR INABILITY TO OBTAIN PREMIUM COLLECTIBLES FOR RESALE AND FOR SALE AT AUCTIONS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

Our business depends substantially on our ability to obtain rare coins, artwork and other premium collectibles for appraisal, sale and auction. We depend on the availability of premium collectibles through dealers and collectibles, and we can provide no assurance that collectibles will continue to be available as before. Although we deal with numerous dealers and collectors from whom we are able to obtain collectibles for resale and for our auctions, only a limited number of dealers exist with the capacity to supply premium collectibles for resale and auction on a regular basis. A change in our relationships with suppliers or dealers could impact negatively our ability to obtain, resell or auction premium collectibles in the quantities and at the times we desire. A shortage in the supply of collectibles could impair our ability to attract customers, which would harm our business, operating results and financial condition.

OUR  AUCTION  OPERATIONS  MAY  NEVER  BECOME  PROFITABLE.

Our future operating results also depend on the success of our auction operations and the amount of resources that we will need to devote to the development of our Internet website. Our auction operations currently are not profitable. We will need to achieve significant growth in our Internet business in order for our auction operations to become profitable. We are in the early stages of development of several new portions of our website that will offer content and auctions for collectibles that may have a lower average selling price than many of the collectibles in the markets we currently serve. Continued development of our website will require significant resources. The planned expansion of our website may not result in increased revenue, which could increase losses and harm our business.

OUR OPERATING RESULTS COULD BE HARMED IF WE EXPERIENCE AN INCREASE IN RESCISSIONS OF SALES.

Our operating results could suffer if we experience a significant increase in the number of sales that are rescinded due to questions about title, provenance or authenticity of an item. We warrant the title, provenance and authenticity of each item that we sell, including items sold at auction. If the buyer believes that any of these characteristics is in doubt, he or she must notify us in writing within a certain number of days after the date of sale of the property. If we cannot substantiate the questioned characteristics, the buyer may rescind his or her purchase and we will refund the price paid at auction to the buyer. When a purchase is rescinded, the seller is required to refund the hammer (the price for which an item sells) less sellers' commissions and other sellers' fees.

ITEM  7  -  FINANCIAL  STATEMENTS

The consolidated financial statements and corresponding notes to the financial statements called for by this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 21, 1999 Barry L. Friedman, PC, Certified Public Accountants and Goldenberg Rosenthal, LLP were terminated as the independent accountants of Registrant and it's predecessor, TIA respectively. The Company had elected to locate and engage a national certified public accounting firm to audit its financial statements on an ongoing basis. There were no disagreements between management and its former accountants of the type that is required to be reported under this Item 8. As of the same date the firm of BDO Seidman, LLP was engaged as the independent accountant for the Registrant.

On March 27, 2001, BDO Seidman, LLP resigned as the Company's independent public accountant as described in the Company's Current Report on Form 8-K filed with the Commission on April 2, 2001. The audit report of BDO Seidman, LLP on the consolidated financial statements of the Company as of and for the year ended December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles.

The decision to change accountants was not approved by the board of directors of the Company.

During the period of BDO Seidman, LLP's engagement and during the Company's most recent fiscal year and any subsequent interim period preceding their resignation, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their report.

In their letter of resignation, BDO Seidman LLP, stated that on March 23, 2001 they withdrew from the performance of their fieldwork procedures with respect to their audit of the Company's consolidated financial statements as of and for the year ended December 31, 2000, as they believed that the books and records of the Company were not in an "auditable state" and would not be so in a reasonable amount of time. Management of the Company disagreed with BDO Seidman in regards to the state of the books and records.

On April 2, 2001, the Company engaged Haskell & White LLP as its new independent accountants. The Company did not consult with Haskell & White LLP on any matters prior to their retention.

                                    PART III

ITEMS 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal officers and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                       Age         Positions
--------------------------------------------------------------------------------

Silvano  DiGenova          38          Chief  Executive Officer, Chairman of the
                                       Board
Michael R. Haynes          49          President, Chief Operating Officer, Chief
                                       Financial  Officer,  Secretary,  Director

Stephen  J.  Gehringer     48          President  of  Keystone and Director

Carl  J.  Fusco            56          Director

Yvonne  E.  Wong  Chester  42          Director


SILVANO A. DIGENOVA, is currently the Company's Chief Executive Officer and Chairman of the Company's Board of Directors. Mr. DiGenova founded Tangible Investments of America, what would later become the Company, in 1977. Mr. DiGenova is a recognized leader in the numismatic and fine arts field. In 1986, Mr. DiGenova helped form the Professional Coin Grading Service, the first widely accepted uniform grading system for rare coins. Mr. DiGenova has also worked with several very noted museums, institutions and world class auction houses, including the San Francisco Mint Museum, the Philadelphia International Coin Museum, Sotheby's, and Christie's, functioning as an agent on appraisals and private sales. Mr. DiGenova is on the Board of Directors of the Professional Numismatists Guild, a non-profit body overseeing coin and precious metal dealers. Mr. DiGenova is also on the Board of Directors of ICTA, which represents all tangibles and collectibles dealers in Washington, D.C. Mr.
DiGenova attended the Wharton School of Business at the University of Pennsylvania for four years. However, Mr. DiGenova left Wharton in his fourth year to develop TIA, the Company's predecessor and did not obtain a degree from Wharton.

MICHAEL R. HAYNES, is currently the Company 's President, Chief Operating Officer and Director. Mr. Haynes joined the Company on September 6, 2000. Mr. Haynes brings over 25 years of experience in business growth and development of fast growing companies including over 19 years experience in companies selling collectibles at auction, retail and wholesale in both public and private companies. Prior to joining the Company and commencing in January 2000, Mr. Haynes was President and Chief Operating Officer of Gavelnet.com, Inc. Prior to joining Gavelnet.com, Inc., Mr. Haynes was Executive Vice President and Chief Operating Officer of Emiliani Enterprises, Inc., a privately held distribution company in consumer beauty products. In 1995, Mr. Haynes was Executive Vice President and Chief Operating Officer of Advanced Technological Solutions, Inc., a privately held company spun off from IBM. In 1993, Mr. Haynes was President and Chief Financial Officer of Greg Manning Auctions, Inc., a publicly held company in auctions, retail and wholesale of collectibles. He is one of the co-founders of The Industry Council for Tangible Assets, a Washington, D.C. trade association for dealers and auctioneers of tangible and collectible assets, and served on its board of directors from inception for nine years. Mr. Haynes holds an MBA and a BSME from Southern Methodist University and is a Certified Public Accountant and a Certified Financial Planner.

STEPHEN J. GEHRINGER, was appointed to the Company's Board of Directors on November 20, 2000. Mr. Gehringer is currently the President of the Company's wholly owned subsidiary, Gehringer & Kellar, Inc. d/b/a Keystone Coin & Stamp Exchange ("Keystone"). Mr. Gehringer brings over 25 years of experience as a wholesaler and auctioneer of rare coins. Mr. Gehringer is a leading expert and collector of Pairpoint Puffy Lamps and other fine collectibles of the Art Nouveau period. Mr. Gehringer founded Keystone in 1980.

CARL J. FUSCO, was appointed to the Company's Board of Directors on November 27, 2000. Mr. Fusco is currently the general partner of National Recovery Limited Partnership ("NRLP"). NRLP, formed in 1992, invests in, and, manages performing and non-performing consumer finance and commercial loans. Mr. Fusco has over 25 years experience in the consumer finance industry. In 1991, Mr. Fusco was appointed the President and CEO of Yegen Associates, a nationwide multi-service finance company and remained in that role until the company was sold in 1992. In 1976, Mr. Fusco founded First New England Financial Corporation and Yacht Insurance Specialists. Mr. Fusco was President of First New England Financial Corporation, the largest originator of yachts loans until 1991. Yacht Insurance Specialist was sold in 1990. Mr. Fusco is an active member of National Marine Bankers Association having served on its board of directors and as its vice-president. Mr. Fusco is considered a leading expert on marine financing and has authored articles that have appeared in national marine publications. Mr. Fusco holds a B.S. degree from Sacred Heart University.

YVONNE E. WONG CHESTER, was appointed to the Company's Board of Directors on November 27, 2000. Ms. Chester has been an attorney specializing in corporate and securities law for the past eighteen years who, in October 2000, retired as a partner of the Los Angeles based firm of Troy & Gould. Ms. Chester has extensive experience in public offerings including her involvement in the offerings of America West Airlines and Mail Boxes Etc. Prior to joining Troy & Gould in 1986, Ms. Chester was an associate at Mitchell, Silberberg & Knupp, Los Angeles. From 1982 to 1985 Ms. Chester was an associate at Rifkind & Sterling, Incorporated, Los Angeles. Ms. Chester is the co-author of, Chapter 5, "Committees of the Board of Directors" in Advising and Defending Directors and Officers, California Continuing Education of the Bar (1998). Ms. Chester also serves as a member of the Board of Trustees of the Foundation Fighting Blindness, Baltimore, Maryland. Ms. Chester holds a J.D. and a B.S. degree from the University of California, Berkeley.

ITEM  10  -  EXECUTIVE  COMPENSATION

In December 29, 1999, the Company entered into employment agreements with Stephen J. Gehringer and Kenneth J. Kellar who were two of the previous owners of the Company's Keystone subsidiary and who are currently the president and the vice-president of Keystone. The agreements provide for base compensation of $120,000 per annum each and a profit sharing arrangement whereby each of these officers will earn 25% of Keystone's income before amortization for goodwill and income taxes, as defined. The agreements commence on January 1, 2000 and expire on December 31, 2002. In January 2001, both of the aforementioned employment agreements were amended to $150,000 annual compensation with an increase in the profit sharing arrangement for each to 40% of Keystone's income before amortization for goodwill and income taxes, as defined. For the year ended December 31, 2000, Keystone had income of approximately $394,000 before amortization for goodwill, income taxes and the effect of this profit sharing arrangement. As a result, the profit sharing component of the executive compensation aggregated $197,000 for the year ended December 31, 2000.

On September 6, 2000, the Company entered into an employment agreement with Michael R. Haynes whereby the Company will pay an annual salary of $169,000 and bonus arrangements based on profitability of the Company and market capitalization of the Company's Common Stock.

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the years ended December 31, 2000, 1999 and 1998. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.




                                                                     Long Term Compensation
                                                                    ------------------------
                             Annual Compensation                        Awards     Payouts
                             -------------------                    ------------------------

                                                           Restricted   Securities
Name and                                    Other Annual      Stock     Underlying     LTIP      All Other
Principal                                   Compensation     Awards       Options    Payouts   Compensation
Position     Year  Salary ($)   Bonus ($)       ($)            ($)       SAR's (#)     ($)          ($)
-----------  ----  -----------  ---------  --------------  -----------  -----------  --------  -------------

Silvano
DiGenova
(CEO)        2000  $   281,410        -0-             -0-          -0-          -0-       -0-            -0-
             1999      250,000        -0-  $        5,875          -0-          -0-       -0-            -0-
             1998      250,000        -0-             -0-          -0-          -0-       -0-            -0-
Michael R.
Haynes
(President)  2000       54,015        -0-             -0-          -0-      300,000       -0-            -0-
             1999          n/a        n/a             n/a          n/a          n/a       n/a            n/a
             1998          n/a        n/a             n/a          n/a          n/a       n/a            n/a

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)




                          NUMBER OF       PERCENT OF TOTAL
                          SECURITIES        OPTIONS/SAR'S
                          UNDERLYING    GRANTED TO EMPLOYEES   EXERCISE OF
                        OPTIONS/SAR'S       IN YEAR ENDED       BASE PRICE
NAME                     GRANTED (#)      DECEMBER 31, 2000       ($/SH)     EXPIRATION DATE
----------------------  --------------  ---------------------  ------------  ---------------

Silvano DiGenova                   -0-            n/a              n/a             n/a
Michael R. Haynes              300,000            35%             0.4375         9/6/2003
Stephen J. Gehringer               -0-            n/a              n/a             n/a
Carl J. Fusco                  150,000            18%             0.4375         11/27/08
Yvonne E. Wong Chester          60,000            7%              0.4375         11/27/08








                            AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FY-END OPTION/SAR VALUES


                                                      NUMBER OF UNEXERCISED    VALUE OF UNEXERCISABLE IN-
                           SHARES                     SECURITIES UNDERLYING      THE-MONEY OPTIONS/SAR'S
                        ACQUIRED ON      VALUE       OPTIONS/SAR'S AT FY-END          AT FY-END ($)
NAME                    EXERCISE (#)  REALIZED ($)  EXERCISABLE/UNEXERSISABLE   EXERCISABLE/UNEXERCISABLE
----------------------------------------------------------------------------------------------------------
Silvano DiGenova        n/a           n/a                                 n/a                          n/a
Michael R. Haynes       n/a           n/a                      25,000/275,000               10,938/120,313
Stephen J. Gehringer    n/a           n/a                     250,000/500,000              375,000/750,000
Carl J. Fusco           n/a           n/a                       7,500/142,500                 3,281/62,343
Yvonne E. Wong Chester  n/a           n/a                        3,000/57,000                 1,312/24,937


COMPENSATION OF DIRECTORS

The outside Directors of the Company receive no cash compensation but do receive options to purchase the Common Stock of the Company that vest quarterly over a three year period with strike prices equal to market value as of the date of grant. Executives of the Company that also serve as Directors of the Company receive no additional compensation for serving as Directors.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 2001, with respect to each person who is known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, the number of shares and the percentage so owned, as well as the beneficial ownership of Common Stock of the Company by the directors, the executive officers of the Company and all directors and executive officers as a group.


                       Name and Address of     Common Stock    Percent
Title of Class          Beneficial Owner       Outstanding   Outstanding
------------------  -------------------------  ------------  ------------

Common Stock        Silvano DiGenova             15,506,000        82.68%
                    3444 Via Lido
                    Newport Beach, California

Common Stock        Michael R. Haynes1               50,000         0.27%
                    3444 Via Lido
                    Newport Beach, California

Common Stock        Stephen J. Gehringer2           594,800         3.17%
                    1801 Tilghman Street
                    Allentown, Pennsylvania

Common Stock        Carl F. Fusco3                  475,000         2.53%
                    27 Mischa Hill Road
                    Trumbull, Connecticut

Common Stock        Yvonne E. Wong Chester4           6,000         0.03%
                    1801 Century Park East
                    Los Angeles, California

All Directors and
Officers as a
Group (5 Persons)                                16,631,800        88.68%

(1) Includes options to purchase 50,000 shares of the Company's Common Stock exercisable at any time until September 8, 2008. Does not include an additional 250,000 options to acquire shares of the Company's Common Stock which vest in 8,333 share increments monthly. All options have an exercise price of $0.4375 per share.

(2) Includes options to purchase 500,000 shares of the Company's Common Stock exercisable at any time until December 29, 2007. Does not include an additional 250,000 options to acquire shares of the Company's Common Stock which vest on December 29, 2001. All options have an exercise price of $1.50 per share.

(3) Includes options to purchase 15,000 shares of the Company's Common Stock exercisable at any time until November 27, 2008. Does not include an additional 135,000 options to acquire shares of the Company's Common Stock which vest in 7,500 share increments quarterly. All options have an exercise price of $0.4375 per share.

(4) Includes options to purchase 6,000 shares of the Company's Common Stock exercisable at any time until November 27, 2008. Does not include an additional 54,000 options to acquire shares of the Company's Common Stock which vest in 3,000 share increments quarterly. All options have an exercise price of $0.4375 per share.

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 1999 the Company's subsidiary, Keystone, entered into a three-year lease agreement with Stephen J. Gehringer and Kenneth J. Kellar, Keystone's president and vice president, respectively. The property leased is Keystone's primary retail and administrative location. The lease agreement is effective January 1, 2000, provides for a monthly rental of $3,000, and expires on December 31, 2002.

On January 26, 2000, the Company's subsidiary, Keystone, entered into a note payable to Stephen J. Gehringer and Kenneth J. Kellar, Keystone's president and vice president, respectively; principal is due in full on demand, with interest payable monthly at 8% per annum; secured by all assets of Keystone.

On November 16, 2000, the Company's subsidiary, Tangible Collectibles, Inc. ("TCI"), entered into a loan agreement with National Recovery Limited Partnership, a partnership controlled by Carl J. Fusco. The loan agreement provided for a working capital demand note to TCI in the amount of $1,000,000, secured by inventory of TCI, an annual interest rate of 13.5%, an origination fee of 1.5% and interest payable monthly in arrears. In addition, the loan agreement provides for a 25% share of the net profit as defined in the loan agreement.

On December 31, 2000, the Company entered into a subordinated note payable to Company's chief executive officer and principal stockholder in the amount of $959,440, bearing interest quarterly at 9.5% per annum for three months and 12.5% per annum to maturity. The note was issued in full satisfaction of a note in the same amount maturing on January 1, 2001 with interest at 10% per annum. The note matures June 30, 2002, at which time all outstanding principal and interest is due. The note is subordinated to a bank.

On December 31, 2000, the Company entered into a subordinated convertible note payable to Company's chief executive officer and principal stockholder in the amount of $1,400,000, bearing interest at 9.5% per annum for three months and 12.5% per annum to maturity. The note is convertible into common shares of the Company at $0.22 per share, as specified in the agreement. The note was issued in full satisfaction of a note in the same amount maturing on March 31, 2004 that was convertible at $1.00 per share with interest at 9% per annum, but in default at December 31, 2000. The note matures in June 30, 2002. The note is subordinated to a bank.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

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

   (3.3)*     Bylaws of the Company

  (10.1) Commercial Loan and Security Agreement and Demand Note by and between Tangible Collectibles, Inc., a wholly owned subsidiary of the Company, and National Recovery Limited Partnership dated November 16, 2000.

  (10.2) Convertible Promissory Note by and between Tangible Asset Galleries, Inc. and Silvano DiGenova dated December 31, 2000.

  (10.3) Promissory Note by and between Tangible Asset Galleries, Inc. and Silvano DiGenova dated December 31, 2000.

  (10.4)*     Lease dated September  20,  1999 by and between
              Tangible Asset Galleries, Inc.  and  LJR  Lido Partners  LP.

  (10.5)*     Lease dated  December 31, 1999 by and between
              Gehringer and Kellar, Inc. and Stephen J. Gehringer and Kenneth J Kellar.

_____________________________
* Previously Filed


(B)  REPORTS  ON  FORM  8-K

On January 31, 2000, the Company filed a Current Report on Form 8-K dated January 28, 2000 reporting its acquisition of Gehringer & Kellar, Inc., a Pennsylvania corporation dba Keystone Coin & Stamp Exchange.

On July 7, 2000, the Company filed a Current Report on Form 8-K dated June 22, 2000 reporting the execution of a definitive agreement to Plan of Reorganization and Merger that provided for Gavelnet.com, Inc. to merge into a newly formed subsidiary of the Company resulting in Gavelnet.com as a wholly owned subsidiary of the Company. The Closing of the merger was subject to numerous conditions.

On  September  19,  2000,  the  Company filed a Current Report on Form 8-K dated
September 5, 2000 reporting that the Company terminated the Merger Agreement because certain conditions precedent to closing had not been fulfilled.

On April 2, 2001, the Company filed a Current Report on Form 8-K dated March 27, 2001 reporting the resignation of the Company's independent public accountant BDO Seidman LLP on March 27, 2001.

On April 5, 2001 the Company filed an amended Current Report on Form 8-KA dated March 27, 2001 reporting the response of BDO Seidman LLP to the Form 8-K filing of the Company on April 2, 2001, with such response stating that BDO Seidman LLP agreed with the statements made by the Company with respect to BDO Seidman LLP in such filing.

On April 5, 2001, the Company filed a Current Report on Form 8-K dated April 2, 2001 reporting the engagement of Haskell & White LLP as the Company's independent public accountants on April 2, 2001.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  22,  2001

                         TANGIBLE ASSET GALLERIES, INC.
                                  (Registrant)
By:  /s/ Michael  R.  Haynes
         Michael  R.  Haynes
         President and Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                    Capacity          Date
-------------------------------------------------------------
/s/  Silvano DiGenova        Director          May  22,  2001
     Silvano DiGenova

/s/  Michael R. Haynes       Director          May  22,  2001
     Michael R. Haynes

/s/  Carl  J.  Fusco         Director          May  22,  2001
     Carl  J.  Fusco

/s/  Yvonne E. Wong Chester  Director          May  22,  2001
     Yvonne E. Wong Chester

/s/  Stephen J. Gehringer    Director          May  22,  2001
     Stephen  J.  Gehringer

                         TANGIBLE ASSET GALLERIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report (Haskell & White LLP)           F-2

Independent Auditors' Report (BDO Seidman, LLP)              F-3

                        Consolidated Financial Statements

Consolidated Balance Sheets                                  F-4

Consolidated Statements of Operations                        F-5

Consolidated Statements of Stockholders' Equity              F-6

Consolidated Statements of Cash Flows                        F-7

Notes to Consolidated Financial Statements                   F-9

INDEPENDENT  AUDITORS'  REPORT


Board  of  Directors
Tangible  Asset  Galleries,  Inc.
Newport  Beach,  California


We have audited the accompanying consolidated balance sheet of Tangible Asset Galleries, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tangible Asset Galleries, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/  Haskell  &  White  LLP

                                        HASKELL  &  WHITE  LLP

Irvine,  California
May  4,  2001

INDEPENDENT  AUDITORS'  REPORT


Board  of  Directors
Tangible  Asset  Galleries,  Inc.
Newport  Beach,  California


We have audited the accompanying consolidated balance sheet of Tangible Asset Galleries, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tangible Asset Galleries, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/  BDO  Seidman,  LLP

                                        BDO  SEIDMAN,  LLP

Costa  Mesa,  California
February  25,  2000

                          TANGIBLE ASSET GALLERIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,    December 31,
                                                                           2000            1999
                                                                      --------------  --------------
ASSETS
CURRENT ASSETS
   Cash                                                               $       5,622   $      81,882
   Accounts receivable, net (Note 1)                                        810,327       1,057,403
   Inventories (Notes 2, 5, 6 and 7)                                      7,890,562       6,419,136
   Prepaid expense and other                                                149,896          58,162
                                                                      --------------  --------------
Total current assets                                                      8,856,407       7,616,583
                                                                      --------------  --------------

PROPERTY AND EQUIPMENT, NET (Note 3)                                        250,771         144,041
OTHER ASSETS (Note 4)                                                       310,984         329,068
                                                                      --------------  --------------
TOTAL ASSETS                                                          $   9,418,162   $   8,089,692
                                                                      ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit (Note 5)                                            $   1,790,000   $   1,840,000
   Accounts payable and accrued expenses                                  1,682,539       1,241,392
   Notes payable to related parties (Note 7)                              2,100,000         339,229
   Notes payable (Note 6)                                                   865,510         200,000
   Obligations under capital lease                                            6,813           8,797
                                                                      --------------  --------------
Total current liabilities                                                 6,444,862       3,629,418
                                                                      --------------  --------------
LONG-TERM LIABILITIES
   Notes payable to related parties, net of current portion (Note 7)      2,359,440       2,481,283
   Notes payable (Note 6)                                                    18,755               -
   Obligations under capital lease, net of current portion                    6,275          13,436
   Deferred taxes (Note 8)                                                   10,000          10,000
                                                                      --------------  --------------
Total long-term liabilities                                               2,394,470       2,504,719
                                                                      --------------  --------------
TOTAL LIABILITIES                                                         8,839,332       6,134,137
                                                                      --------------  --------------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 6, 7, 9, 10 AND 11)
STOCKHOLDERS' EQUITY
   Undesignated preferred stock, $.001 par value,
      15,000,000 shares authorized; none issued
       and outstanding                                                            -               -
   Common stock, $.001 (Note 1, 9 and 11) par value,
      50,000,000 shares authorized; 18,755,298 (2000) and
      18,170,354 (1999) issued and outstanding                               18,755          18,170
   Common stock committed, $.001 par value                                        -             202
   Addition paid in capital                                               2,675,972       2,423,230
   Accumulated deficit                                                   (2,115,897)       (486,047)
                                                                      --------------  --------------
                                                                            578,830       1,955,555
                                                                      --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   9,418,162   $   8,089,692
                                                                      ==============  ==============

                    See accompanying notes to consolidated financial statements.


                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year Ended           Year Ended
                                                        December 31, 2000    December 31, 1999
                                                       -------------------  -------------------
NET SALES                                              $       29,526,139   $       20,659,346

COST OF SALES                                                  24,822,121           16,828,352
                                                       -------------------  -------------------

GROSS PROFIT                                                    4,704,018            3,830,994

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    5,435,289            3,920,649
                                                       -------------------  -------------------

Income (loss) from operations                                    (731,271)             (89,655)
                                                       -------------------  -------------------

OTHER INCOME (EXPENSE)
   Interest income                                                  8,039                7,798
   Interest expense (Notes 5, 6, and 7)                          (880,961)            (338,006)
   Other expense, net                                              (5,000)             (38,755)
                                                       -------------------  -------------------

                                                                 (877,922)            (368,963)
                                                       -------------------  -------------------
LOSS BEFORE PROVISION FOR TAXES                                (1,609,193)            (458,618)

INCOME TAX PROVISION (NOTE 8)                                      20,657               15,000
                                                       -------------------  -------------------
NET LOSS                                               $       (1,629,850)  $         (473,618)
                                                       ===================  ===================
BASIC AND DILUTED NET LOSS PER SHARE                   $            (0.09)  $            (0.03)
                                                       ===================  ===================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           18,539,108           18,006,286
                                                       ===================  ===================


                    See accompanying notes to consolidated financial statements.

                 TANGIBLE ASSET GALLERIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                      Retained
                                                  Common Stock                        Additional      earnings         Total
                                                   Committed            Common Stock     paid-in    (accumulated   Stockholders'
                                               Shares      Amount    Shares    Amount    Capital       deficit)        equity
------------------------------------------------------------------------------------------------------------------------------
Balance, at December 31, 1998                          -   $   -   16,000,000  $16,000  $1,834,589   $ 1,562,027   $ 3,412,616
 Common stock of ALR retained in
     connection with reverse merger (Notes 1
     and 9)                                            -       -    1,650,000    1,650      (1,650)            -             -
 Fair value of warrant grant (Note 9)                  -       -            -        -     134,185             -       134,185
 Exercise of warrant (Note 9)                          -       -      432,854      433       3,895             -         4,328
 Issuance of stock for legal services (Note 9)         -       -       17,500       17      17,483             -        17,500
 Issuance of stock for inventories (Note 9)            -       -       70,000       70     134,930             -       135,000
 Common stock committed in connection with
     purchase business combination (Note 11)     201,861     202            -        -     299,798             -       300,000
 Distributions to majority shareholder                 -       -            -        -           -    (1,574,456)   (1,574,456)
 Net loss                                              -       -            -        -           -      (473,618)     (473,618)
                                               ---------  ------  ----------  -------  -----------  ------------  ------------
 Balance, December 31, 1999                      201,861     202   18,170,354   18,170   2,423,230      (486,047)    1,955,555

 Issuance of common stock in connection with
     purchase business combination (Note 11)    (201,861)   (202)     201,861      202           -             -             -
Fair value of option grants (Note 9)                   -       -            -        -      26,250             -        26,250
 Fair value of warrant grants (Note 9)                 -       -            -        -      59,375             -        59,375
 Issuance of stock for services (Note 9)               -       -      243,083      243      97,257             -        97,500
 Sale of stock in private placement (Note 9)           -       -      140,000      140      69,860             -        70,000
 Net loss                                              -       -            -        -           -    (1,629,850)   (1,629,850)
                                                ---------  ------  ----------  -------  -----------  ------------  ------------
 Balance, December 31, 2000                            -   $   -   18,755,298  $18,755  $2,675,972   $(2,115,897)  $   578,830
                                                =========  ======  ==========  =======  ===========  ============  ============



                    See accompanying notes to consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 Year Ended           Year Ended
                                                              December 31, 2000    December 31, 1999
                                                             -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $       (1,629,850)  $         (473,618)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                        130,035               36,691
   Bad debts                                                             48,239                    -
   Loss on retirement of property and equipment                               -               12,958
   Write-off of customer list                                                 -               21,247
   Loss on investments                                                        -               12,500
   Provision for deferred taxes                                               -               10,000
   Fair value of options granted                                         26,250                    -
   Fair value of warrants granted                                        59,375              134,185
   Issuance of common stock for services                                 97,500               17,500
Changes in assets or liabilities, net of effect of business
   acquisition:
   Accounts receivable                                                  198,837             (323,255)
   Inventories                                                       (1,471,426)          (1,093,858)
   Prepaid expenses and other                                           (91,734)             (45,731)
   Accounts payable and accrued expenses                                441,147             (426,979)
                                                             -------------------  -------------------
Net cash used in operating activities                                (2,191,627)          (2,118,360)
                                                             -------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 (174,922)             (85,268)
   Increase in other assets                                             (43,759)             (27,868)
   Cash acquired in purchase business combination                             -                5,228
                                                             -------------------  -------------------
Net cash used in investing activities                                  (218,681)            (107,908)
                                                             -------------------  -------------------


                    See accompanying notes to consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)






                                                                  Year Ended           Year Ended
                                                               December 31, 2000    December 31, 1999
                                                              -------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings (repayments) under line of credit, net                     (50,000)           1,240,000
   Borrowings under notes payable                                        665,510              200,000
   Net increase in related party debt                                  1,638,928            2,401,283
   Borrowings under loan payable                                          18,755                    -
   Repayments on obligations under capital lease                          (9,145)              (5,290)
   Issuance of common stock                                               70,000                    -
   Exercise of stock options                                                   -                4,328
   Stockholder distributions                                                   -           (1,574,456)
                                                              -------------------  -------------------
Net cash provided by financing activities                              2,334,048            2,265,865
                                                              -------------------  -------------------

Net (decrease) increase in cash                                          (76,260)              39,597

Cash, beginning of period                                                 81,882               42,285

                                                              -------------------  -------------------
Cash, end of period                                           $            5,622   $           81,882
                                                              ===================  ===================

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                $          880,961   $          338,006
                                                              ===================  ===================
      Income taxes                                            $                -   $                -
                                                              ===================  ===================

Non-Cash Investing and Financing Activities
   Issuance of common stock for inventories                   $                -   $          135,000
                                                              ===================  ===================
   Fair Value of assets acquired for capital leases           $                -   $           15,436
                                                              ===================  ===================

During fiscal 1999, the Company purchased all of the common
   stock of Gehringer & Kellar, Inc. In conjunction with the
   acquisition, liabilities were assumed as follows:
      Fair value of assets acquired                           $                -   $          339,229
      Cash paid for the capital stock                                          -                    -
                                                              -------------------  -------------------
   Liabilities assumed                                        $                -   $          339,229
                                                              ===================  ===================


                    See accompanying notes to consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  BUSINESS

     Tangible Asset Galleries, Inc. ("TAG") and its wholly owned subsidiaries, Gehringer and Kellar dba Keystone Stamp & Coin Exchange ("Keystone") and Tangible Collectibles, Inc. ("TCI") (collectively the "Company") are wholesalers and retailers of rare coins, fine art and collectibles. The Company is based in Newport Beach, California. The Company's Keystone unit operates in Allentown, Pennsylvania, and, the Company operates a buying office in Chicago, Illinois.

BASIS  OF  PRESENTATION

     TAG is the successor to Austin Land & Resources, Inc. ("ALR"), which was originally incorporated in the state of Nevada, and was merged with TAG's predecessor, Tangible Investments of America, Inc. ("TIA") on April 28, 1999.

     On April 28, 1999, ALR acquired all the outstanding shares of common stock of TIA and merged the operations of TIA into ALR in a business combination which has been accounted for as a reverse acquisition. Effective with the reverse acquisition, TIA became the successor company and ALR's name was changed to Tangible Asset Galleries, Inc. The consolidated financial statements reflect the results of operations and cash flows of TIA for the period January 1, 1999 through April 28, 1999.

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

     On December 30, 1999 the Company acquired 100% of the outstanding common stock of Keystone, a competitor located in Allentown, Pennsylvania (see Note
11). On September 15, 2000, the Company incorporated TCI as a wholly owned subsidiary for the purpose of transacting business with independent contractors in the rare coin markets.

     All significant intercompany balances and transactions have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS

     The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Corporation ("FDIC") insures cash accounts at each institution for up to $100,000. From time to time, the Company maintains cash in excess of the FDIC limit.

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

     The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At December 31, 2000 and 1999, management of the Company has not identified any impaired assets.

OTHER  ASSETS

     Other assets primarily consist of goodwill and lease security deposits (see
Note  4).  Goodwill  is  related  to  the  acquisition  of  Keystone  (Note 11).
Goodwill is amortized using the straight-line method over five years. The Company assesses the recoverability of goodwill by determining whether the amortization over the remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At December 31, 2000 and 1999, management of the Company has not identified any impaired assets.

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

     The Company sells merchandise (generally coins) to other wholesalers/dealers within its industry on credit, generally for terms of 30 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of December 31, 2000, management has established an accounts receivable reserve of $48,239, and as of December 31, 1999, management does not believe that there was any significant credit risk associated with its accounts receivable and, accordingly, has not established reserve. Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

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

     The initial deposit and subsequent payments are all non-refundable, subject to the Company's limited-in-duration money back guaranty policies (as discussed below). Under this retail arrangement, revenues are recognized under the installment method. When nonrefundable deposits are less than 25% of the sales price, revenues are deferred until the Company receives 25% or more of the sales price, at which time revenues are recognized under the installment method. At December 31, 2000 and 1999, the Company had $44,050 and $55,000, respectively, in deposits related to retail installment sales, which are included in accounts payable and accrued liabilities of the accompanying consolidated balance sheets.

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

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also generates revenues from consignment sales. Consignment sales are in cash and, under limited circumstances, on account. As of December 31, 2000 and 1999, a total of $24,882 and $0 consignment sales were included in accounts receivable. There are two primary methods in which the Company recognizes revenues from consignment sales: (1) percentage-of-sales, and (2) fixed cost.

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

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING

Advertising costs are expensed as incurred. During fiscal 2000 and 1999, advertising expenses totaled $418,962 and $630,527, respectively.

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

The Company now accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

EARNINGS  PER  SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings Per Share ("EPS")," which requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total potential common shares that have not been included in the calculation of diluted net loss per common share totaled 10,223,636 and 4,245,357 at December 31, 2000 and 1999, respectively, as the effects of such are anti-dilutive for each period.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEGMENT  REPORTING

The Company adopted SFAS No. 131 ("SFAS 103"), "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as principally one segment, a dealer of collectibles. For information purposes, the sales of coins and fine art totaled $27,876,261 and $1,649,878 for 2000, respectively, and $19,612,319 and  $1,047,027  for  1999,  respectively.

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

CUSTOMER  AND  VENDOR  CONCENTRATIONS

During 2000, the Company had no customer that accounted for 10% or more of the Company's net sales. As of December 31, 2000, one customer represented 13% of accounts receivable. During 1999, the Company had no customer that accounted for more that 10% or more of the Company's net sales. As of December 31, 1999, two customers represented 37% and 14% of accounts receivable, respectively.

During 2000, the Company did not purchase 10% or more of its inventories from any single vendor. As of December 31, 2000, one customer represented 12% of accounts payable. During fiscal 1999, the Company purchased a significant portion (11% of purchases) of its inventories from one vendor. As of December 31, 1999, no amounts were due to this vendor; two other vendors accounted for 22% and 18% of accounts payable, respectively.

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

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventory Risk

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of its cash, accounts receivable, line of credit, accounts payable and accrued expenses, note payable and notes payable to related parties. Management has determined that, except for notes payable to related parties, the fair values of the Company's financial instruments approximate their carrying values at December 31, 2000 and 1999. Management was unable to determine the fair value of the notes payable to related parties, as an active market for such instruments does not exist.

EFFECT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, the Company anticipates there will be no impact to its consolidated financial statements.

Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", summarizes the Securities and Exchange Commission's views on applying generally accepted accounting principles to revenue recognition in financial statements. Significant views addressed relate to shipping terms, customer acceptance and bundled service contracts. Implementation is effective for the first quarter of fiscal 2001. The Company believes that its current revenue recognition policies comply with SAB No. 101.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," which addresses certain accounting issues that arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 consolidated statement of cash flows to conform with the presentation used in 2000.

2.     INVENTORIES

     Inventories  are  comprised  of  the  following:

     December 31,                 2000        1999
                               ----------  ----------
     Rare coins                $5,912,123  $4,329,057
     Fine and decorative arts   1,978,439   2,090,079
                               ----------  ----------
                               $7,890,562  $6,419,136
                               ==========  ==========

Inventory totaling $1,456,897 and $347,945 was on consignment with third parties at December 31, 2000 and 1999, respectively. Inventory totaling $291,942 and $243,760 was held for display at the residence of the president and majority stockholder at December 31, 2000 and 1999, respectively. Inventory totaling $427,250 and $232,500 was held for a third party as collateral for a note payable (Note 6) as of December 31, 2000 and 1999, respectively.

The Company, from time to time, enters into joint ventures or purchase financing agreements with third parties that include vendors and customers for the purchase and sale of specific rare coins or fine collectibles. These agreements may include profit sharing provisions ranging from 25% to 50% of the gross profit on specific transactions adjusted for agreed upon expenses and interest costs. At any given time, the Company may be involved in up to 10 of these agreements. As of December 31, 2000, inventory totals reflected the Company's total appropriate ownership and does not include any minority interest claims in regard to such joint venture or partnership arrangement

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.    PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following:

December 31,                                  2000       1999
                                           ----------  ---------
Furniture and equipment                    $ 133,695   $103,759
Computer equipment                           184,286    105,258
Vehicles                                      24,676          -
Leasehold improvements                        52,542     11,260
                                           ----------  ---------
                                             395,199    220,277

Accumulated depreciation and amortization   (144,428)   (76,236)
                                           ----------  ---------
                                           $ 250,771   $144,041
                                           ==========  =========



4.     OTHER  ASSETS

     Other  assets  consist  of  the  following:

December 31,                    2000      1999
                              --------  --------
Goodwill (Note 11)            $240,000  $300,000
Internet names and graphics     31,272     5,000
Customer lists                  21,810         -
Security deposits               17,902    24,068
                              --------  --------
                              $310,984  $329,068
                              ========  ========

5.     LINE-OF-CREDIT

     On August 30, 1999, the Company obtained a $2,000,000 line-of-credit agreement with a bank that bore interest at the bank's prime rate, plus 1.5% (10.25% at December 31, 1999). The line-of-credit agreement was renegotiated on April 30, 2000 and renegotiated again on October 31, 2000, lowering the maximum principal amount under the line-of-credit to $1,840,000 and expiring on April 28, 2001. The renegotiated line-of-credit bears interest at the bank's prime rate, plus 2.50% (12.00% at December 31, 2000) and is collateralized by substantially all of the assets of the Company and the personal guarantee of the Company's chief executive officer and principal stockholder. The renegotiated line-of-credit also required monthly principal payments equal to $50,000 per month for three consecutive months and $75,000 per month for two consecutive months. The outstanding balance on the line-of-credit as of December 31, 2000 and 1999 was $1,790,000 and $1,840,000, respectively. On April 28, 2001, the
Company renegotiated the line-of-credit to expire on June 29, 2001 and to provide for principal payments of $100,000 per month with a principal reduction of $400,000 at May 31, 2001 and the remaining balance due at June 29, 2001.

The Company is engaged in continuing dialogue with this bank to modify the above repayment structure. The Company intends to utilize funds obtained through the contemplated merger with H-I (Note 11) to significantly reduce the principal obligation. The Company will need to seek a replacement lender to finance the short term liquidity needs of the Company's operations. There can be no assurance that the Company will locate a lender to provide funding on terms acceptable to the Company.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's line-of-credit has certain restrictive financial covenants. Such covenants include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and other restrictions with respect to specified activities. At December 31, 2000, the Company was in compliance with, or had obtained waivers for, all such covenants.

6.     NOTES  PAYABLE

Notes  payable  consist  of  the  following:

December 31,                                                                  2000      1999
                                                                            --------  --------
Short-term loan agreement due on demand, with interest payable monthly at the prime rate (9.50% and 8.75% as of December 31, 2000 and 1999, respectively) plus 4.50% per annum; collateralized by specific rare coins in inventory, which are being held by the lender
(Note 2).                                                                   $428,000  $200,000

Advances on consignment agreements with an auctioneer to sell property owned by the Company at public auction with such advances bearing interest at the annual rate of 13%. Accrued interest and principal is due at the conclusion of the auction, which was repaid
February 2001.                                                               375,000         -

Long term loan agreement dated October 17, 2000, secured by a delivery van; payable in 60 monthly installments of principal and
interest at an annual interest rate of 5.9%.                                  22,990         -

Advances on a selling agreement dated December 4, 2000 with a dealer in the trade to sell property owned by the Company, bearing interest at the annual rate of 18% with principal and accrued interest due on the sale of the property by the dealer, but in any event, sixty days after the
advance.                                                                      58,275         -
                                                                            --------  --------
                                                                             884,265   200,000
Less current portion                                                         865,510   200,000
                                                                            --------  --------
                                                                            $ 18,755  $      -
                                                                            ========  ========


                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes  payable  to  related  parties  consist  of  the  following:


December 31,                                                       2000        1999
                                                                ----------  ----------
Subordinated note payable to Company's chief executive
officer and principal stockholder, bearing interest at 9.5%
per annum for three months and 12.5% per annum to
maturity.  The note was issued in full satisfaction of a note of the same amount maturing January 1, 2001 with
interest at 10% per annum. The note matures June 30,
2002, at which time all outstanding principal and interest
is due.                                                         $  959,440  $1,081,283

Subordinated convertible note payable to Company's chief
executive officer and principal stockholder; bearing
interest at 9.5% per annum for three months and 12.5%
per annum to maturity.  The note is convertible into
common shares of the Company at $0.22 per share, as
specified in the agreement.  The note was issued in full
satisfaction of a note of the same amount maturing March
31, 2004 that was convertible at $1.00 per share with
interest at 9% per annum, but in default at December 31,
2000. The note matures in June 30, 2002.                         1,400,000   1,400,000

Note payable to the previous owners of Gehringer and
Kellar, Inc. d/b/a Keystone Coin & Stamp; principal is due
in full on demand, with interest payable monthly at 8%
per annum; secured by all assets of Gehringer and Kellar,
Inc.                                                             1,100,000     339,229

Demand convertible note payable to an entity controlled
by a director of the Company, bearing interest at 13.5%,
interest payable monthly, with a profit sharing interest in a subsidiary of the Company (Note 10), secured by
inventory of that subsidiary, convertible into common
stock at $.75 per share for the first $500,000 and $1.00 per
share for the remaining $500,000.                                1,000,000           -
                                                                ----------  ----------
                                                                 4,459,440   2,820,512
Less current portion                                             2,100,000     339,229
                                                                ----------  ----------
                                                                $2,359,440  $2,481,283
                                                                ==========  ==========

Interest expense incurred to related parties during the years ended December 31, 2000 and 1999, totaled $344,119 and $120,510, respectively, all of which has been paid.

Principal  maturities  of  notes  payable  to  related  parties  are as follows:

Years ending December 31,
2001                       $2,100,000
2002                        2,359,440
                           ----------
                           $4,459,440
                           ==========

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME  TAXES

     Effective with the reverse acquisition on April 28, 1999 (see Note 1), the Company changed its tax status from an S-Corporation to a C-Corporation.

     The  provision  for  income  taxes  consists  of  the following components:

Years ended December 31,   2000     1999
                          -------  -------
Current:
Federal                   $     -  $     -
State                      20,657    5,000
                          -------  -------

                           20,657    5,000
                          -------  -------

Deferred:
Federal                         -    8,000
State                           -    2,000
                          -------  -------

                                -   10,000
                          -------  -------

                          $20,657  $15,000
                          =======  =======


     The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:


December 31,                            2000              1999
                                     ----------        ----------
Deferred tax assets:
Unearned income                      $  15,482         $  73,856
Net operating loss carryforwards       803,294           173,426
Amortization                            24,635                 -
Intangible asset                         7,800             7,800
Accrued vacation pay                     8,529                 -
Other                                    2,230             1,077
                                     ----------        ----------

Gross deferred tax assets              861,970           256,159

Valuation allowance                   (864,369)         (253,781)
                                     ----------        ----------

Deferred tax assets, net of reserve     (2,399)            2,378
                                     ----------        ----------

Deferred tax liabilities:
Depreciation                            (7,601)          (12,378)
                                     ----------        ----------

Net deferred tax liabilities         $ (10,000)         $(10,000)
                                     ==========        ==========

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for 2000 as a result of:

                                                 2000             1999
                                              ----------        ---------
Computed "expected" tax benefit               $(537,978)     $  (155,930)
Increase (decrease) in income tax benefit
     resulting from:
Nondeductible expenses                            7,045            4,845
Income related to period under S corporation
     status                                           -          (74,800)
State income tax expense                         20,657            5,000
Change in tax status                             (7,024)         (17,896)
Increase in valuation allowance                 610,588          253,781
Other                                           (72,631)               -
                                              ----------        ---------

                                              $  20,657       $   15,000
                                              ==========        =========

     At December 31, 2000, the Company has a Federal tax net operating loss carryforward of approximately $2,177,000, which expires in 2020, and a state net operating loss carryforward of approximately $1,081,000, which expires in 2005.

9.     EQUITY

     On various dates throughout 2000 and 1999, the Company issued an aggregate of 243,083 and 17,500 shares of common stock to independent contractors as compensation for consulting services in the aggregate amount of $97,500 and $17,500, and at an average of $0.40 and $1.00 per share, respectively. In addition, during 1999, the Company issued 70,000 shares of common stock in exchange for inventories totaling $135,000, which was based on the estimated market value at the time of issuance. The Company also issued 201,861 shares of common stock in connection with an acquisition (note 11), which were valued at the estimated market value of approximately $1.49 per share at the time of issuance.

     On August 9, 2000, the Company sold 140,000 shares of common stock in a private placement to a director of the Company in the aggregate of $70,000, or $0.50 per share.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On July 7, 2000, the Board of Directors of the Company authorized 15,000,000 shares of $.001 par value preferred stock. As of December 31, 2000, the preferred shares are undesignated.

On April 28, 1999, TIA distributed earnings to its majority stockholder totaling $1,574,456. Immediately following the distribution and in connection with the reverse merger, the majority stockholder lent back a portion of the distribution to the Company totaling $1,400,000 as a convertible note payable (see Note 7).

On various dates throughout 2000, the Company granted to certain employees and independent contractors 1,150,000 stock options to purchase common stock at an average exercise price of $0.71 per share. The stock options vest and are exercisable over three to five year periods. The stock options were granted at strike prices, which were set at management's estimate of market value as of the date of grant.

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

Total options granted in 2000 and 1999 to nonemployees, net of cancellations, total 262,500 and 55,000, respectively. The fair value of such options, calculated by management using an option pricing model, approximated $15,000 and $0 for the years ended December 31, 2000 and 1999, respectively.

All options granted during fiscal 2000 and 1999 expire at the earlier of five years after the vesting date of each option or six months after the termination of employment or independent contractor agreement for vested option grants only.

The following table summarizes information about stock option transactions for the years ended December 31:

                                              2000                              1999
                                  ------------------------------------------------------------------

                                                     WEIGHTED                          Weighted
                                                      AVERAGE                      Average Exercise
                                  OPTION SHARES   EXERCISE PRICE   Option Shares         Price
                                  --------------  ---------------  --------------  -----------------
Outstanding at beginning of year      2,412,503   $          1.94              -   $               -
Options granted                       1,150,000              0.71      2,447,503                1.98
Options canceled                       (802,503)             1.52        (35,000)               4.59
Options exercised                             -                 -              -                   -
                                  --------------  ---------------  --------------  -----------------
Outstanding at December 31            2,760,000   $          1.21      2,412,503   $            1.94
                                  ==============  ===============  ==============  =================
Exercisable at December 31              683,042   $          1.47              -   $               -
                                  ==============  ===============  ==============  =================
Fair value of options granted         1,150,000   $          0.06      2,412,503   $            1.28
                                  ==============  ===============  ==============  =================

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On various dates throughout 2000, the Company granted to certain vendors and a lender 1,100,000 warrants to purchase common stock of the Company at an average exercise price of $1.34 per share. The warrants have vesting schedules that provide for immediate vesting up to one year and are exercisable up to three years. At December 31, 2000, vested warrants outstanding are 875,000 at an average strike price of $1.00 per share.

     On February 6, 1999, the Company granted The Michelson Group, Inc. warrants to purchase 865,708 shares at a price of $0.01 per share, in connection with consulting and investment advisory services relating to the reverse merger. Under the terms of the warrant grant agreement, 432,854 warrants became exercisable on March 15, 1999 and were exercised prior to December 31, 1999. Management estimated that the market value of such warrants was $0.32 per warrant at the date of grant. Management reflected consulting expense as a result of such warrant grant totaling $134,185 in 1999. In July 2000, the Company and The Michelson Group, Inc. mutually agreed to terminate the consulting and investment advisory agreement. As a result, the remaining 432,854 warrants were cancelled pursuant to the terms of the termination agreement.

     Pro forma information regarding net (loss) income is required by SFAS 123, and is to be determined as if the Company had accounted for its employee stock options granted during 2000 under the fair value method pursuant to SFAS 123, rather than the intrinsic method pursuant to APB 25 discussed herein. The Company estimates the fair value of each stock option at the grant date based on the valuation of an independent appraisal company. Had compensation cost been determined based on the fair value at the date of grant for awards in 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net (loss) income and (loss) earnings per share would have been equal to the pro forma amounts indicated below:

December 31,                                              2000        1999
                                                   ------------  ----------
Net (loss) income -- as reported                   $(1,629,850)  $(473,618)
                                                   ------------  ----------
Net (loss) income - proforma                       $(1,670,832)  $(473,618)
                                                   ============  ==========
Basic and diluted (loss) earnings per share -- as
    reported                                       $     (0.09)  $   (0.03)
                                                   ============  ==========
Basic and diluted (loss) earnings per share
-- proforma                                        $     (0.09)  $   (0.03)
                                                   ============  ==========

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  COMMITMENTS  AND  CONTINGENCIES

     LEASES

     The Company leases its offices under non-cancelable operating lease agreements expiring in September 2001 and Keystone leases its offices under non-cancelable operating lease agreements expiring in December 2002. The president and vice president of Keystone are the lessors under the Keystone lease. Future minimum rental payments required under the above leases as of December 31, 2000 are as follows:


                             Years ending
                             2001          $       162,331
                             2002                   53,331
                             2003                   13,725
                                           ---------------
                                           $       229,387
                                           ===============

Rent expense for 2000 and 1999 was $264,729 and $131,028, respectively, of which, $36,309 was paid to the president and vice president of Keystone in 2000.


EMPLOYMENT  AND  PROFIT  SHARING  AGREEMENTS

On September 6, 2000, the Company entered into an employment agreement with Michael R. Haynes whereby the Company will pay an annual salary of $169,000 and bonus arrangements based on profitability of the Company and market capitalization of the Company's Common Stock.

In connection with the $1,000,000 convertible note payable (Note 7), the Company agreed to provide additional compensation to the related party note holder in the form of profit sharing calculated as 25% of TCI's income before income taxes, as defined, which amounted to approximately $6,000 for the year ended December 31, 2000.

In December 29, 1999, the Company entered into employment agreements with Stephen J. Gehringer and Kenneth J. Kellar who were two of the previous owners of the Company's Keystone subsidiary and who are currently the president and the vice-president of Keystone. The agreements provide for base compensation of $120,000 per annum each and a profit sharing arrangement whereby each of these officers will earn 25% of Keystone's income before amortization for goodwill and income taxes, as defined. The agreements commenced on January 1, 2000 and expire on December 31, 2002. In January 2001, both of the aforementioned employment agreements were amended to $150,000 annual compensation with an increase in the profit sharing arrangement to 40% for each officer of Keystone's income before amortization for goodwill and income taxes, as defined. For the year ended December 31, 2000, Keystone had income of approximately $394,000 before amortization for goodwill, income taxes and the effect of this profit sharing arrangement. As a result, the profit sharing component of the executive compensation aggregated $197,000 for the year ended December 31, 2000.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSULTING  AGREEMENT

On August 6, 2000, the Company entered into a consulting agreement with RLH Enterprises, Inc. ("RLH") to render services relating to all activities encompassing the purchase, marketing and sale of rare coins on behalf of the Company on an exclusive basis. The agreement provides for a compensation based on the greater of a guaranteed fee of $285,000 per year or 37.5% of income before taxes, as defined in the agreement, for the operations of TCI. For the year ended December 31, 2000, such compensation was approximately $118,000.

GUARANTEED  LIQUIDATING  AND  BUY  BACK

The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $8,287,067 and $4,364,566 for the years ended December 31, 2000 and 1999, respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

PROFIT  SHARING  PLAN

The Company's profit sharing plan covers all employees who have met certain service requirements. Contributions to the plan are at the discretion of the board of directors each year; however, contributions can not exceed 15% of each covered employee's salary. Keystone maintains a separate profit sharing plan with discretionary contributions by the employer. Contributions made to the plans on a consolidated basis for 2000 and 1999 were $87,811 and $0, respectively.

LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation with it believes could have a material adverse effect on its financial condition or results of operations.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.     BUSINESS  COMBINATIONS

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

     The acquisition has been accounted for under the purchase method of accounting. In connection therewith, the Company acquired $339,229 of assets and $339,229 of liabilities, in the form of a note payable to certain Keystone directors (Note 7). Goodwill in the amount of $300,000 was recorded as a result of the acquisition (Note 4).

PROPOSED  ACQUISITION  AND  MERGER  WITH  HOTELINTERACTIVE,  INC.

     As of April 9, 2001, the Company signed a definitive agreement for a merger between HotelInteractive, Inc. and a newly created subsidiary of the Company, if completed, resulting in the Company owning HotelInteractive as a wholly owned subsidiary. The completion of the merger is contingent upon, among other contingencies, the completion of due diligence by the Company.

     If completed, the merger calls for the Company to issue to the shareholders of HotelInteractive an aggregate number of common shares of the Company equal to the number of common shares of the Company immediately preceding the closing of the merger in exchange for all the outstanding shares of HotelInteractive. The effect of the completion of the merger would be that shareholders in the Company would own half as much of the Company as before the merger and half of HotelInteractive.