Form 10QSB
period 2001-03-31
TANGIBLE ASSET GALLERIES INC
filed 2001-05-25
CIK 1091539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


     (Mark  One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


            444 Via Lido
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

                           Yes  [ X ]  No  [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

  Title of each class of Common Stock          Outstanding at April 30, 2001
  -----------------------------------          --------------------------------
    Common Stock, $0.001 par value                        18,755,298


Transitional Small Business Disclosure Format
(Check  one);

Yes  [  ]  No  [ X ]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

Condensed Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000.

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2001 and 2000.

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2001 and 2000.

Notes  to  Interim  Consolidated  Financial  Statements (Unaudited) at March 31,
2001.

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

Item 3.     Defaults Upon Senior Securities.

Item 4.     Submission of Matters to a Vote of Security Holders.

Item 5.     Other Information.

Item 6.     Exhibits and Reports on Form 8-K.

                                  PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

                             TANGIBLE ASSET GALLERIES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31, 2001  December 31,2000
                                                             (Unaudited)
                                                             ------------  -----------
ASSETS
CURRENT ASSETS
   Cash                                                      $   100,370   $     5,622
   Accounts receivable                                         1,791,470       810,327
   Inventories                                                 7,574,106     7,890,562
   Prepaid expense and other                                     133,690       149,896
                                                             ------------  ------------
Total current assets                                           9,599,636     8,856,407

PROPERTY AND EQUIPMENT, NET                                      232,845       250,771
OTHER ASSETS                                                     300,532       310,984
                                                             ------------  ------------
Total Assets                                                 $10,133,013   $ 9,418,162
                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                                            $ 1,540,000   $ 1,790,000
   Accounts payable and accrued expenses                       3,214,794     1,682,539
   Notes payable                                                 214,319       865,510
   Notes payable to related parties                            2,250,000     2,100,000
   Obligations under capital lease                                 5,550         6,813
                                                             ------------  ------------
                                                               7,224,663     6,444,862
                                                             ------------  ------------
LONG-TERM LIABILITIES
   Notes payable to related parties, net of current portion    2,310,322     2,359,440
   Notes payable                                                  17,657        18,755
   Obligations under capital lease, net of current portion         5,011         6,275
   Deferred taxes                                                 10,000        10,000
                                                             ------------  ------------
                                                               2,342,990     2,394,470
                                                             ------------  ------------
TOTAL LIABILITIES                                              9,567,653     8,839,332
                                                             ------------  ------------

STOCKHOLDERS' EQUITY
Undesignated preferred stock, $.001 par value, 15,000,000
shares authorized July 2000; none issued and outstanding               -             -
Common stock, $0.001 par value, 50,000,000 shares
authorized; 18,755,298 (2001) and 18,755,298 (2000) issued
and outstanding                                                   18,755        18,755
   Additional paid in capital                                  2,675,972     2,675,972
   Accumulated deficit                                        (2,129,367)   (2,115,897)
                                                             ------------  ------------
                                                                 565,360       578,830
                                                             ------------  ------------
Total Liabilities and Stockholders' Equity                   $10,133,013   $ 9,418,162
                                                             ============  ============

   See accompanying notes to unaudited interim condensed consolidated financial statements.



                         TANGIBLE ASSET GALLERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended March 31,
                                                    2001          2000
                                               ------------  ------------
NET SALES                                      $ 9,215,337   $ 6,932,511

COST OF SALES                                    7,886,746     5,872,533
                                               ------------  ------------

GROSS PROFIT                                     1,328,591     1,059,978

Selling, general and administrative expenses     1,077,156     1,286,833
                                               ------------  ------------

Income (loss) from operations                      251,435      (226,855)
                                               ------------  ------------

OTHER INCOME (EXPENSE)
   Other income (expense)                           (2,215)        1,271
   Interest expense                               (262,690)     (196,850)
                                               ------------  ------------
   Other income (expense)                         (264,905)     (195,579)
                                               ------------  ------------

LOSS BEFORE PROVISION FOR TAXES                    (13,470)     (422,434)

INCOME TAXES                                             -             -
                                               ------------  ------------

NET LOSS                                       $   (13,470)  $  (422,434)
                                               ============  ============

NET LOSS PER SHARE
   Basic                                       $         -   $     (0.02)
                                               ============  ============
   Diluted                                     $         -   $     (0.02)
                                               ============  ============
Weighted average number of common and common
equivalent shares outstanding                   18,755,298    17,727,816
                                               ============  ============

   See accompanying notes to unaudited interim condensed consolidated financial statements.



                         TANGIBLE ASSET GALLERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                    March 31, 2001  March 31, 2000
                                                    ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                       $  (13,470)  $(422,434)
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                            37,503      28,828
   Fair value of options granted                                         6,250
Changes in assets or liabilities:
   Accounts receivable                                    (981,143)     59,182
   Inventories                                             316,456    (895,339)
   Prepaid expenses and other                               16,206      (1,532)
   Decrease (increase) in other assets                      (9,125)      3,246
   Accounts payable and accrued expenses                 1,532,255     854,093
                                                        -----------  ----------
Net cash (used in) provided by operating activities        898,682    (367,706)
                                                        -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                           -     (89,332)
                                                        -----------  ----------
Net cash used in investing activities                            -     (89,332)
                                                        -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments under line of credit                        (250,000)
   Repayments under notes payable                         (652,289)
   Net increase in related party debt                      100,882     460,771
   Repayments on obligations under capital lease            (2,527)     (2,792)
                                                        -----------  ----------
Net cash provided by (used in) financing activities       (803,934)    457,979
                                                        -----------  ----------

Net increase (decrease) in cash                             94,748         941

CASH, beginning of period                                    5,622      81,882
                                                        -----------  ----------

CASH, end of period                                     $  100,370   $  82,823
                                                        ===========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                          $  262,690   $ 156,850
                                                        ===========  ==========
      Income taxes                                      $        -   $   7,200
                                                        ===========  ==========

   See accompanying notes to unaudited interim condensed consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.     BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated financial statements of Tangible Asset Galleries, Inc. ("TAG") at that date.

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements for the year ended December 31, 2000 contained in TAG's Annual Report on Form 10-KSB filed on May 22, 2001.

2.     DESCRIPTION  OF  BUSINESS  AND  REVERSE  ACQUISITION

     Tangible Asset Galleries, Inc. ("TAG") and its wholly owned subsidiaries, Gehringer and Kellar dba Keystone Stamp & Coin Exchange ("Keystone") and Tangible Collectibles, Inc. ("TCI") (collectively the "Company") are wholesalers and retailers of rare coins, fine art and collectibles. The Company is based in Newport Beach, California along with TCI. The Company's Keystone unit operates in Allentown, Pennsylvania.

     TAG is the successor to Austin Land & Resources, Inc. ("ALR"), which was originally incorporated in the state of Nevada, and was merged with TAG's predecessor, Tangible Investments of America, Inc. ("TIA") on April 28, 1999.

     On December 30, 1999 the Company acquired 100% of the outstanding common stock of Keystone, a competitor located in Allentown, Pennsylvania. On September 15, 2000, the Company incorporated TCI as a wholly owned subsidiary for the purpose of transacting business with independent contractors in the rare coin markets. All significant inter-company balances and transaction have been eliminated in consolidation.

3.     LINE-OF-CREDIT

     On October 31, 2000, the Company renegotiated is line of credit with a bank lowering the maximum principal amount under the line-of-credit to $1,840,000 and expiring on April 28, 2001. The renegotiated line-of-credit bears interest at the bank's prime rate, plus 2.50% and is collateralized by substantially all of the assets of the Company and the personal guarantee of the Company's chief executive officer and principal stockholder. The renegotiated line-of-credit also required monthly principal payments equal to $50,000 per month for three consecutive months and $75,000 per month for two consecutive months. On April 28, 2001, the Company renegotiated the line-of-credit to expire on June 29, 2001 and to provide for principal payments of $100,000 per month with a principal reduction of $400,000 at May 31, 2001 and the remaining balance due at June 29, 2001.

     The Company is engaged in continuing dialogue with this bank to modify the above repayment structure. The Company intends to utilize funds obtained through the contemplated merger with HotelInteractive, Inc. (Note 8) to significantly reduce the principal obligation. The Company will need to seek a replacement lender to finance the short term liquidity needs of the Company's operations. There can be no assurance that the Company will locate a lender to provide funding on terms acceptable to the Company, or at all. At March 31, 2001, the Company was in compliance with, or had obtained waivers for, all such covenants.

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


4.     NOTES  PAYABLE

     On November 10, 1999 the Company entered into a short-term loan agreement in the amount of $200,000, with interest payable monthly at the prime rate (9.00% as of March 31, 2000) plus 4.50% per annum. The short-term loan is collateralized by specific rare coins in inventory, which are being held by the lender. The outstanding balance as of March 31, 2001 was $193,000.

     The Company signed a long term loan agreement dated October 17, 2000, secured by a delivery van and payable in 60 monthly installments of principal and interest at an annual interest rate of 5.9%. The outstanding balance as of March 31, 2001 was $21,954.

     On February 20, 2001, the Company signed an agreement to finance the premium on the renewal of one of the Company's insurance policies. The outstanding balance as of March 31, 2001 was $17,022.

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

5.     NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes  payable  to  related  parties  consist  of  the  following:


                                                        March 31,   December 31,
                                                          2001         2000
                                                      ------------  ------------
Subordinated note payable to Company's chief
executive officer and principal stockholder, bearing
interest at 9.5% per annum for three months and
12.5% per annum to maturity with interest payable
monthly in arrears.  The note was issued in full
satisfaction of a note of the same amount maturing
January 1, 2001 with interest at 10% per annum. The
note matures June 30, 2002, at which time all
outstanding principal and interest is due.            $   910,322   $   959,440

Subordinated convertible note payable to Company's
chief executive officer and principal stockholder;
bearing interest at 9.5% per annum for three months
and 12.5% per annum to maturity with interest
payable monthly in arrears.  The note is convertible
into common shares of the Company at $0.22 per
share, as specified in the agreement.  The note was
issued in full satisfaction of a note of the same
amount maturing March 31, 2004 that was convertible
at $1.00 per share with interest at 9% per annum, but
in default at December 31, 2000. The note matures in
June 30, 2002.                                          1,400,000     1,400,000

Note payable to the previous owners of Gehringer
and Kellar, Inc. d/b/a Keystone Coin & Stamp;
principal is due in full on demand, with interest
payable monthly at 8% per annum; secured by all
assets of Gehringer and Kellar, Inc.                    1,250,000     1,100,000

Demand convertible note payable to an entity
controlled by a director of the Company, bearing
interest at 13.5%, interest payable monthly, with a
profit sharing interest in a subsidiary of the Company
(Note 10), secured by inventory of that subsidiary,
convertible into common stock at $.75 per share for
the first $500,000 and $1.00 per share for the
remaining $500,000.                                     1,000,000     1,000,000
                                                      ------------  ------------
                                                        4,560,322     4,459,440
Less current portion                                   (2,250,000)   (2,100,000)
                                                      ------------  ------------
                                                      $ 2,310,322   $ 2,359,440
                                                      ============  ============

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


6.     COMMITMENTS

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

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

     PROFIT  SHARING  PLAN

The Company's profit sharing plan covers all employees who have met certain service requirements. Contributions to the plan are at the discretion of the board of directors each year; however, contributions cannot exceed 15% of each covered employee's salary. Keystone maintains a separate profit sharing plan with discretionary contributions by the employer.

     ADVANCES  AGAINST  FUTURE  SALES  AND  DEFERRED  REVENUE

The Company regularly enters into selling agreements with auctioneers and other dealers in the trade to sell the inventory of the Company. Most of these agreements provide for an advance to the Company of a negotiated portion of the expected proceeds from the sale of the Company's inventory. The advance is evidenced by an interest bearing note in favor of the auctioneer or other dealer in the trade. The sales of the inventory under these arrangements is not recognized until the sale is finalized with the auctioneer or other dealer in the trade, and accordingly, the inventory subject to these agreements is reflected balances of the inventory on the accompanying balance sheet while the advances are reflected as deferred revenue and classified on the accompanying balance sheet under Accounts Payable and Accrued Liabilities.

7.     BUSINESS  COMBINATION

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

                                        Three Months Ended March 31,
                                                2001    2000
                                               ------  ------
NET SALES                                      100.0%  100.0%
COST OF SALES                                   85.6%   84.7%
                                               ------  ------
GROSS PROFIT                                    14.4%   15.3%

Selling, general and administrative expenses    11.7%   18.6%
                                               ------  ------
Income (loss) from operations                    2.7%   -3.3%
                                               ------  ------
OTHER INCOME (EXPENSE)
   Interest income                               0.0%    0.0%
   Interest expense                             -2.9%   -2.8%
                                               ------  ------
   Other income (expense)                       -2.9%   -2.8%
                                               ------  ------
INCOME (LOSS) BEFORE PROVISION FOR TAXES        -0.2%   -6.1%
                                               ------  ------
INCOME TAXES                                     0.0%    0.0%
                                               ------  ------
NET (LOSS) INCOME                               -0.2%   -6.1%
                                               ======  ======

FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2001  AND  2000

The Company's net loss for the three months ended March 31, 2001 was $13,470, an increase (decrease???) of $408,964 as compared to a net loss of $422,434, for the three months ended March 31, 2000. The increase in profitability was primarily the result of decreased selling, general and administrative expenses as discussed below.

NET  REVENUES

The table below reflects the breakdown of the Company's primary areas of revenue.

                                             Three Months Ended March 31,
                                            2001                    2000
Net Revenues
  Coins - Wholesale                    5,273,990   57%       $5,414,250   78%
  Coins - Retail                       3,649,999   40%        1,207,086   17%
  Fine Art & Collectibles                291,348    3%          311,175    5%
                                      ----------  ----       ----------  ----
Total Net Revenues                    $9,215,337  100%       $6,932,511  100%
                                      ==========  ====       ==========  ====


Net revenues for the three months ended March 31, 2001 increased $2,282,826 or 33% to $9,215,337 from $6,932,511 for the three months ended March 31, 2000. This increase was primarily due to the impact of the inclusion of the net revenue from TCI during the current quarter. Wholesale rare coin sales decreased 3% to $5,273,990 for the three months ended March 31, 2001 from $5,414,250 for the three months ended March 31, 2000. Wholesale sales for the three months ended March 31, 2001 provided 57% of net revenues as compared to 78% of net revenues for the same period from 2000. Retail rare coin sales increased from $1,207,086 (or 17% of net revenues) for the three months ended March 31, 2000 to $3,649,999 (or 40% of net revenues) for the three months ended March 31, 2001, an increase of $$2,442,913 or 202%. This increase was attributable to the retail emphasis of TCI in the three months ended March 31, 2001 and the Company's continued focus on retail sales. Fine art and collectible sales for the three months ended March 31, 2001 decreased $19,827 to $291,348 from $311,175 in the three months ended March 31, 2000.

COST  OF  SALES

Cost of sales for the three months ended March 31, 2001 increased to $7,886,746, or 86% of net sales, from $5,872,533, or 85% of net sales for the three months ended March 31, 2000. The increase in cost of sales as a percentage of revenue, in the current period over comparable period, was due to the generally lower margins contributed by TCI a as compared to the margins contributed by the Company. The Company's cost of sales as percentage of net revenue will vary from period to period depending on the prevailing market forces and the mix of products sold. Additionally, the Company's Keystone unit, due to its high percentage of wholesale revenue has a significantly higher cost of sales as a percentage of revenue as compared to the Company's Tangible Asset Galleries ("TAG") unit.

GROSS  PROFIT

Gross profit for the three months ended March 31, 2001 increased $268,613, or 25%, to $1,328,591 from $1,059,978 for the three months ended March 31, 2000.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2001 decreased to $1,077,156 from $1,286,833 for the three months ended March 31, 2000, a decrease of $209,677. or 16%. This decrease represented a reduction as measured as a percentage of net sales from 19% of net sales for the three months ended March 31, 2000 to 12% of net sales for the three months ended March 31, 2001. The decrease in these expenses were due to primarily to decreases in personnel costs, advertising and travel related costs.

OTHER  INCOME  AND  EXPENSES

Other expenses for the three months ended March 31, 2001 increased to $264,905 from $195,579 for the theree months ended March 31, 2000. This increase was primarily due to increases in interest expense for Keystone and TCI as additional working capital credit was available to increase inventories resulting in increased net sales.

PROVISION  FOR  INCOME  TAXES

The provision for income taxes for the three months ended March 31, 2001 and 2000 was $ 0 as the Company carries a net operating loss carryforward for federal income tax purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash increased $94,748 for the three months ended March 31, 2001 to $100,370 at March 31, 2001 as compared with $5,622 at December 31, 2000.

Working capital was $2,374,973 at March 31, 2001, a decrease of $36,572 from $2,411,545 at December 31, 2000. Of the working capital components, accounts receivable increased $981,143 at March 31, 2001 to $1,791,470 from $810,327 at December 31, 2000 as a result of increased sales for the three month period ended March 31, 2001. This increase is accounts receivable was offset by an increase of $1,532,255 in accounts payable from $1,682,539 at December 31, 2000 to $3,214,794 at March 31, 2001. Inventory reductions of $316,456 for the three months ended March 31, 2001 provided cash flow for the reductions in the line of credit of $250,000 at March 31, 2001 from December 31, 2000.

Net cash provided by operating activities for the three months ended March 31, 2001 was $898,682, consisting primarily of the Company's increase in accounts payable and accrued expenses.

Net cash used in by financing activities for the three months ended March 31, 2001 was $803,934 consisting primarily of payments to reduce notes payable and payments on the Company's on the line of credit facility.

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

The Company has incurred losses since July 1999 and the line of credit expires in June 2001. In addition, the Company is dependent on substantial short term and due on demand financing from various vendors, related parties and retail customers. In order to fund present and future operations, the Company needs to secure a new line of credit, secure long term financing or raise additional funds through private equity or debt placements. While the Company has initiated plans to return to profitability and to secure additional financing and/or to raise additional capital, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations

CAPITAL  EXPENDITURES

The Company did not incur any capital expenditures during the three months ended March 31, 2001.

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

FINANCING

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

ABILITY TO MANAGE GROWTH

The Company has experienced periods of growth, increased personnel and marketing costs that have placed, and may continue to place, a significant strain on the Company's resources. The Company anticipates expanding its on-line auction and sales efforts. The Company's ability to manage future increases, if any, in the scope of its operations or personnel will depend on the expansion of its marketing and sales, management and financial capabilities. The failure of the Company's management to effectively manage expansion in its business could have a material adverse effect on the Company's business, results of operations and financial condition

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Interim Consolidated Financial Statements and related notes thereto included elsewhere herein and the annual Consolidated Financial Statements and related notes thereto for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-KSB filed on May 22, 2001. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

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

None.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On January 17, 2001, the Company held its annual meeting for fiscal 2000. The results of the annual meeting are reported in Part 2, Item IV of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on May 22, 2001.

ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

None.

(B)     REPORTS  ON  FORM  8-K

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




                                    TANGIBLE  ASSET  GALLERIES,  INC.

                                    By  /s/  Michael  R.  Haynes
                                    ----------------------------------
                                    Michael  R.  Haynes
                                    President and
                                    Chief  Financial  Officer



Dated: May 25, 2001