Form 10QSB/A
period 2001-03-31
TANGIBLE ASSET GALLERIES INC
filed 2001-05-29
CIK 1091539

** Introductory Note - This Amendment No. 1 to Tangible Asset Galleries, Inc.'s Form 10-QSB for the Quarterly Period Ended March 31, 2001 is being filed to correct three typographical errors.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

                                      TO

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
                                               ======  ======

FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2001  AND  2000


The Company's net loss for the three months ended March 31, 2001 was $13,470, an improvement of $408,964 as compared to a net loss of $422,434, for the three months ended March 31, 2000. The increase in profitability was primarily the result of decreased selling, general and administrative expenses as discussed below.

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
                                      ==========  ====       ==========  ====


Net revenues for the three months ended March 31, 2001 increased $2,282,826 or 33% to $9,215,337 from $6,932,511 for the three months ended March 31, 2000. This increase was primarily due to the impact of the inclusion of the net revenue from TCI during the current quarter. Wholesale rare coin sales decreased 3% to $5,273,990 for the three months ended March 31, 2001 from $5,414,250 for the three months ended March 31, 2000. Wholesale sales for the three months ended March 31, 2001 provided 57% of net revenues as compared to 78% of net revenues for the same period from 2000. Retail rare coin sales increased from $1,207,086 (or 17% of net revenues) for the three months ended March 31, 2000 to $3,649,999 (or 40% of net revenues) for the three months ended March 31, 2001, an increase of $2,442,913 or 202%. This increase was attributable to the retail emphasis of TCI in the three months ended March 31, 2001 and the Company's continued focus on retail sales. Fine art and collectible sales for the three months ended March 31, 2001 decreased $19,827 to $291,348 from $311,175 in the three months ended March 31, 2000.

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

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES



Selling, general and administrative expenses for the three months ended March 31, 2001 decreased to $1,077,156 from $1,286,833 for the three months ended March 31, 2000, a decrease of $209,677, or 16%. This decrease represented a reduction as measured as a percentage of net sales from 19% of net sales for the three months ended March 31, 2000 to 12% of net sales for the three months ended March 31, 2001. The decrease in these expenses were due to primarily to decreases in personnel costs, advertising and travel related costs.

OTHER  INCOME  AND  EXPENSES

Other expenses for the three months ended March 31, 2001 increased to $264,905 from $195,579 for the three months ended March 31, 2000. This increase was primarily due to increases in interest expense for Keystone and TCI as additional working capital credit was available to increase inventories resulting in increased net sales.


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