Form 10KSB40
period 2001-06-30
TANGIBLE ASSET GALLERIES INC
filed 2001-10-25
CIK 1091539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

     (Mark  One)

     [   ]  Annual report under Section 13 or 15(d) of the Securities Exchange
            Act  of  1934

     For the fiscal year ended December 31, 1999

     [ X ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from January 1, 2001 to June 30, 2001

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

     Yes  [ X ]   No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the six month transition period ended June 30, 2001 total $17,716,035.

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of October 1, 2001 (See definition of affiliate in rule 12b-2 of the Exchange Act.), totals $6,916,823.

     The number of shares outstanding of each of the issuer's classes of common equity, as of October 1, 2001, totals 37,510,643.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Company's Definitive Proxy Statement on Schedule 14A which will be filed with the Securities and Exchange Commission on or before October 29, 2001


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

As reported on the Company's Current Report on Form 8-K dated July 20, 2001, the Company changed its fiscal year end from December 31 to June 30, implementing such change for the six months ended June 30, 2001.

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

On June 25, 2001, the Company acquired all the outstanding common shares of HotelInteractive, Inc. ("HI"), an Internet-based publisher of news and information by merging HI with and into a newly formed wholly owned subsidiary of the Company with HI as the survivor. Pursuant to the acquisition, the stockholders of HI received 18,755,345 shares of the Company's common stock and warrants to purchase an aggregate of 1,407,587 shares of the Company's common stock in exchange for 100% of their shares of stock in HI. Management believes that the knowledge and technology base of HI will be quite valuable to the Company as the Company expands its selling efforts on the Internet.

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

THE  BUSINESS  OF  HI

HI, a wholly-owned subsidiary of the Company, is a development stage enterprise engaged in the development of Internet software and technology and the deployment of Web sites containing current news, information, products and services serving vertical markets. HI develops e-commerce technologies which are capable of integrating and manipulating other commercially available software. Its model is to create online trade communities, while secondarily forming synergies in business and technology by licensing its content and editing technologies to other Web publishing firms.

HI's first commercially operating Web site was launched in 2000 and contain a variety of news, information and e-commerce services specifically for hotel industry professionals and available 24 hours a day, seven days a week. HI earns advertising revenue from online banner advertising and sponsorships of specific pages and events. In addition, through its technology, HI offers real time, online trade shows, whereby advertisers offer pages of information on their products and services to the approximate 20,000 registered users of the HI site, primarily consisting of hospitality executives. During 2001, HI also developed a proprietary newsletter titled the "HIT Report" that is sent as an attachment to an email sent weekly to the subscriber base consisting of hospitality executives who either purchased an annual subscription or were provided an annual subscription at no cost by an advertising sponsor that sends a promotional message in the email that accompanies the report.

HI solicits advertisers who desire to reach the hospitality industry decision-makers with a variety of products and services specifically for purchase or consumption by the hotel and motel industry. Advertisers include Tommy Hilfiger, Delta Faucets, Showtime, Best Western, American Express and dozens of other companies with a target market in the hospitality industry. HI solicits these advertisers with direct contact by HI sales personnel, through email, attendance at trade shows and sales through independent representatives.

With over 35 different content features, Hotelinteractive.com adds new information and updates reports daily including original editorial features, while allowing users to access a searchable archive of historical stories. In addition, unique computer and Internet related tools are presented for the hospitality industry, which also can be adapted to other industries and markets. As a result of the acquisition of HI, the Company obtained access to the customer list and software developed by HI in addition to the personnel and expertise and business methods utilized by HI in its news and information format. The Company plans on exploiting the technology assets and expertise of HI by continuing the business plan of HI and expanding the news and information formats to include the collectibles markets. Management of the Company believes that the sales of collectibles may be enhanced by the increase of access to information, background and history of the collectible product line and of any specific collectible. Although the Company believes that the collectibles markets have a great desire for the depth of information that the HI technology could deliver, there is no assurance that the HI technology could be adapted and deployed in the collectibles markets with any degree of success.

PLANS  FOR  GROWTH  AND  EXPANSION

On July 3, 2001, the Company acquired all the outstanding shares of Vintageroadshow.com, a company that was an active buyer and seller on the Internet and a PowerSellerTM and Premier Seller on eBay.com for the total consideration of 25,000 shares of the Company's common stock. The president of Vintageroadshow.com, Louis Palafoutas, agreed to employment with the Company. Mr. Palafoutas has extensive experience in the rare coin, jewelry, collectibles and gold and silver markets, participating in an estimated $100 million in transactions. With the popularity of such television programs and Internet-based buyers and sellers such as The Antiques Roadshow, The Collectors Channel and others, the Company believes that Vintageroadshow presents a vertical integration opportunity to make acquisitions of property directly from the public for later sale at a profit into the collectible markets.

On July 6, 2001, the Company acquired substantially all of the assets of Superior Galleries, Inc., a California corporation, a company that is an auctioneer of rare coins located in Beverly Hills, California for $200,000 in cash and a note for $701,000 payable over six months. The Company placed those assets in a newly formed wholly owned subsidiary which was named Tangible Acquisition II, Inc., a Nevada corporation. Pursuant to the asset acquisition agreement, the Company also purchased the name "Superior Galleries" and such agreement required the seller to change corporate names, which allowed the Company to rename Tangible Acquisition II, Inc. (a Nevada corporation) to Superior Galleries, Inc. (a Nevada corporation) ("Superior"). The seller retained certain rights to the Superior name in the stamp and space memorabilia markets for a period of two years from the date of the acquisition, and as a result, Superior is restricted from doing business in either the rare stamp or space memorabilia markets for such period.

The  Business  of  Superior  Galleries

Superior is an auctioneer of rare coins and other fine and decorative arts. Superior has a history dating back to 1929 with sales primarily in the rare coin and rare stamp markets. Management believes Superior is the largest rare coin auction firm in the Western United States and one of the largest three in the United States. With its long time location in Beverly Hills, Superior's customers and clients include some of the most well recognized names in the entertainment and sports fields including Buddy Ebsen, Michael Jackson, Kareem Abdul Jabbar, Jerry Buss and others. Superior has sold some of the most famous American rare coins, recently including the 1913 Liberty Nickel (five known) selling in February 2001 for $1.8 million.

Superior solicits and accepts consignments of rare coins from individuals, dealer, trusts and estates and charges a seller's commission along with a buyer's premium on each lot sold. The combination of the seller's commission and the buyer's premium on each lot equals approximately 10%-35% but averages approximately 13%.

Superior markets its services by advertising in trade journals, direct mail, telemarketing, attendance at major shows and exhibitions and by personal visit. Each consignment of goods is evidenced by a contract signed by both the consignor and Superior. In some instances, Superior may loan the consignor funds in an amount equal to approximately 50% of the expected prices realized from the sale of the property in the consignment. In this event, the consignor also executes a note and security agreement evidencing the debt and providing a first security interest to Superior. The proceeds from the sale of property repays the loan amount with excess funds paid to the consignor. Upon receipt of the consigned goods, Superior records the receipt on its records and then catalogs and photographs the items, storing the information in digital format.

Auction sale dates are established approximately one year in advance. As deadlines for each auction date approaches, at the scheduled and appointed time, Superior organizes all of the digitized information into a catalog of goods with photographs and contracts the printing and mailing of the catalog for sending to Superior's mailing list of buyers. In addition, Superior loads the digitized catalog into special software managed by Internet seller eBay, so that bidders on the Internet worldwide may also leave absentee bids to be executed by Superior at the live auction. The special eBay software also allows for Internet bidders to bid competitively with the live auction in real time in competition with the bidders present at the auction site.

Generally, proceeds from the sale of rare coins to the buyers by Superior are due upon the completion of the auction. Superior does maintain credit relationships with certain dealers in the trade and does offer payment terms of 30 days to those selected dealers. The contract with the consignors requires payment to the consignor, less any loan amounts, accrued interest and commissions, to be made forty-five days after the sale date.

Although Superior has sold more rare coins than other types of properties, Superior has sold properties including art nouveau and art glass, including in 1992 the Arbeiter Collection of art glass and lamps, believed to be the largest such collection in the Western United States. The Company plans on greatly expanding the auctions of Superior to include fine and decorative arts, offering both the inventory of the Company and properties solicited on consignment from unaffiliated third parties in much the manner as the Company solicits and sells rare coins.

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

Starting in 1771, he published the first of many printed coin catalogs, which he sent out during the next 20 years at regular intervals to potential customers all over Germany. To this day, many prestigious European banks still maintain active numismatic departments. In a similar time frame, Sotheby's Holdings, Inc. (NYSE: BID) traces its origins to 1744 in London, England.

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

NUMBER OF EMPLOYEES

As of September 30, 2001, the Company employed 38 persons, of which 35 were full-time employees. The Company believes that its future success depends in part upon recruiting and retaining qualified numismatists, fine art experts, marketing and other personnel.

COMPETITION

The business of selling rare coins and other collectibles is highly competitive. The Company competes with a number of smaller, comparably sized, and larger firms throughout the United States. These include: Heritage Rare Coin Galleries, a large scale coin firm; National Gold Exchange, a large wholesale coin and bullion seller ; Spectrum, a subsidiary of Greg Manning Auctions, Inc., a publicly traded company; Collectors Universe, Inc., a publicly traded company; and U.S. Coins, a medium size coin wholesaler; Sotheby's Holdings, Inc., a publicly traded company and other companies. These competitors are generally larger and better capitalized. However, the Company believes that it is able to compete with these competitors due to its generally higher quality inventory, staff expertise, and Web presence. However, there can be no assurances that the Company can continue to compete successfully with other established companies with greater financial resources, experience and market share.

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


MAJOR SUPPLIERS

The Company obtains its coins and collectibles from many different individuals and entities and is not dependent on any major suppliers. During the six month periods ended June 30, 2000 and 2001, and for the twelve months ended December 31, 2000, no supplier provided more than 10% of the Company's aggregate purchases of coins and collectibles.

DEPENDENCE ON KEY CUSTOMERS

The Company is not dependent on any key customers but rather sells to a large variety of individual retail purchasers as well as several wholesale purchasers throughout the nation and world. During the six month periods ended June 30, 2000 and 2001, and the twelve months ended December 31, 2000, the Company had no customers that represented more than 10% of the Company's sales.

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

Effective October 7, 1999, the Company began leasing 11,270 square feet of administrative, customer support, retail, gallery, and auction space located in Newport Beach, California at a rental rate of $11,000 per month. In January 2000, the Company consolidated its Laguna Beach and Tustin operations into this location. The lease was scheduled to terminate on October 7, 2001; however, on August 28, 2001, the Company extended the lease to expire on September 30, 2004 with a monthly rental rate of $11,550 for the year ended September 30, 2002, a monthly rate of $11,896.50 for the year ended September 30, 2003 and a monthly rate to $12,253.40 for the year ended September 30, 2004.

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

On July 6, 2001, pursuant to the acquisition of the assets of Superior, the Company agreed to the assignment of a lease of approximately 11,000 square feet of retail and administrative space constituting all of the ground floor space and all of the second floor space in a building located in Beverly Hills, California at a rental rate of $23,169 per month. Simultaneous to the execution of the assignment, the Company also executed a sublease agreement, which provides for the sublease of all of the second floor space, approximately 5,000 square feet, to the seller in the transaction at a rental rate of $9,499. The assigned lease and the sublease expire on September 22, 2002.

ITEM  3  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business.

The Company's wholly owned subsidiary HotelInteractive, Inc. is the defendant in a lawsuit that alleges breach of contract. The Company's counsel has reviewed the case and without admitting any responsibility, counsel has advised that it is probable that the Company's subsidiary may have a financial liability of $100,000. Accordingly, the financial statements of the Company have accrued such amount to record this contingency.

Other than the lawsuit described above, the Company is not currently involved in any such litigation, which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On July 25, 2001, shareholders representing 57% of the outstanding shares voted by majority written consent to amend the Company's articles of incorporation to increase the authorized common stock from 50,000,000 shares to 100,000,000 shares. Additional details of this transaction may be found in the Company's filing of Schedule 14C filed with the Securities and Exchange Commission on August 7, 2001.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The following table sets forth the high and low closing prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the NASDAQ Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The trading symbol for the Company's common stock is TAGZ.



                            Closing Prices
                                 2001
Quarter Ended :           High         Low
                         -----        -----
March 31                 0.370        0.090
June 30                  0.450        0.100
September 30             0.300        0.170

                                2000
Quarter Ended :           High         Low
                         -----        -----
March 31                 2.375        0.500
June 30                  2.000        0.500
September 30             0.812        0.281
December 31              0.594        0.125


NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the company as of the close of business on October 1, 2001 was approximately 170. Approximately 1,504,119 shares of the Company's Common Stock are currently held in "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

On August 24, 2001, the Company issued 110,000 shares of Series A Redeemable 8% Convertible Preferred Stock (see "Recent Sales of Unregistered Securities" below). Pursuant to the designation of such preferred stock, the Company shall pay annual dividends of $0.40 per preferred share in equal quarterly amounts in cash or in Common Stock at the option of the Company. For the quarter ended September 30, 2001, the Company elected to pay the dividends of $11,000 in 55,000 shares of Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

On June 15, 2001, the Company issued a warrant to purchase 1,500,000 shares of common stock of the Company to Silvano DiGenova, the chief executive officer of the Company and a related party lender, in consideration for the extension of payment of the related party notes to December 31, 2004 and for maintaining the current interest rate throughout the extension period. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 25, 2001, the Company completed the acquisition of HotelInteractive, Inc., pursuant to which the Company issued 18,755,345 shares of the Company's "restricted" common stock and warrants to purchase 1,407,587 shares of the Company's common stock to the former shareholders of HotelInteractive for all the outstanding common shares of HotelInteractive. The issuance was made without general solicitation pursuant to the exemption from registration provided by Rule 506 Regulation D of the Securities Act of 1933.

On June 25, 2001, pursuant to a financial consulting agreement, the Company granted Robert Escobio, also a director of the Company, a warrant to purchase
100,000 shares of common stock of the Company. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 26, 2001, in connection with the related to the acquisition of HI the Company issued NRLP, a related party lender, a warrant to purchase 250,000 shares of the Company's common stock. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On various dates during the six months ended June 30, 2001, and during the twelve months ended December 31, 2000, the Company granted to certain employees and independent contractors 1,735,000 and 1,150,000 stock options, respectively, to purchase common stock of the Company. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 6, 2001, the Company began the offering of a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carries an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, is convertible into 11 shares of the Company's common stock and provides for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies. As of the date of this report, the Company has sold $575,000 of the Series A Preferred Stock to ten accredited investors and unless otherwise extended in accordance with its terms, the offering is to close on October 31, 2001. Upon closing, the Company has the obligation to file an appropriate registration statement with the Securities and Exchange Commission covering all of the common shares issuable in accordance with the terms of the offering. The issuance of such shares was made pursuant to an exemption from registration provided by Rule 506 Regulation D of the Securities Act of 1933.

On July 3, 2001, the Company acquired all the outstanding shares of Vintageroadshow.com, for the total consideration of 25,000 shares of the Company's "restricted" common stock to the former shareholders of Vintageroadshow.com for all the outstanding common shares of Vintageroadshow.com. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by
Section  4(2)  of  the  Securities  Act  of  1933.

The Company declared a dividend to the holders of the Company's Series A Preferred Stock payable in the Company's common stock as of September 30, 2001 in the aggregate amount of 55,000 shares of the Company's "restricted" common stock. The cash value of the dividend was $11,000. The issuance of such shares was made pursuant to an exemption from registration provided by Rule 506 Regulation D of the Securities Act of 1933.


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

As reported on the Company's Current Report on Form 8-K dated July 20, 2001, the Company changed its fiscal year end from December 31 to June 30, implementing such change for the six months ended June 30, 2001.

RESULTS  OF  OPERATIONS

The following table sets forth the periods indicated, the percentage of net revenue represented by each item in the Company's consolidated statements of operations.


                                                              Six Months   Twelve Months
                                               Six Months       ended           ended
                                                  ended     June 30, 2000   December 31,
                                              June 30, 2001  (unaudited)       2000
                                               -----------  --------------  -------------
Net sales                                           100.0%          100.0%         100.0%
Cost of sales                                        86.0%           84.3%          84.1%
Gross profit                                         14.0%           15.7%          15.9%
                                               -----------  --------------  -------------
Selling, general and administrative expenses         13.3%           17.5%          18.4%
Income (loss) from operations                         0.7%           -1.8%          -2.5%
                                               -----------  --------------  -------------
Other income (expense)                               -3.0%           -3.1%          -3.0%
Loss before provision for taxes                      -2.3%           -4.9%          -5.5%
                                               -----------  --------------  -------------
Income taxes                                          0.0%            0.1%           0.1%
Net loss                                             -2.3%           -5.0%          -5.6%
                                               -----------  --------------  -------------



FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000

The Company recorded a net loss for the six months ended June 30, 2001 of $409,199 or $0.02 per share on both a basic and fully diluted basis as compared to a loss of $692,544 or $0.04 per share on both a basic and fully diluted basis for the six months ended June 30, 2000, an improvement in operating results of $283,345 or $0.02 per share. The narrowing of the net loss for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was primarily a result of increased sales and margins while expenses remained relatively constant for the two comparable periods.

NET  SALES

The table below sets forth the primary sources of sales of the Company:

                           Six Months ended   Six Months ended   Twelve Months ended
                            June 30, 2001       June 30, 2000     December 31, 2000
                          ------------------ ------------------   -----------------
NetT sales
  Coins- wholesale          $10,404,793   59%  $ 9,846,877   72%  $19,356,488   66%
  Coins- retail               6,746,182   38%    3,207,779   23%    8,519,773   29%
  Fine and decorative arts      565,060    3%      599,408    4%    1,649,878    6%
                          ------------------ ------------------   -----------------
Total net sales             $17,716,035  100%  $13,654,064  100%  $29,526,139  100%
                          ================== ==================   =================


The Company recorded sales of $17,716,035 for the six months ended June 30, 2001 an increase of $4,061,971 or 30% over the sales of $13,654,064 for the six months ended June 30, 2000. Wholesale coin sales increased by $557,916 or 6% from $9,846,877 for the six months ended June 30, 2000 to $10,404,793 for the six months ended June 30, 2001. Of net sales, wholesale coin sales contributed 59% of such net sales for the six months ended June 30, 2001, as compared to 72% of such net sales for the six months ended June 30, 2000. Retail coin sales increased from $3,207,779 for the six months ended June 30, 2000 to $6,746,182 for the six months ended June 30, 2001, an increase of $3,538,403 or 110%. With respect to net sales, retail coin sales were 38% and 23% of such net sales for the six months ended June 30, 2001 and 2000, respectively. Fine and decorative art sales declined by $34,348 or 6% from $599,408, or 4% of net sales, for the six months ended June 30, 2000 to $565,060, or 3% of net sales, for the six months ended June 30, 2001. The increase in coin sales at both wholesale and retail of $4,096,319 was primarily a result of the consolidation of the results of operations of Tangible Collectibles, Inc. ("TCI"), a wholly owned subsidiary formed in November 2000. TCI is substantially in the same business as the Company, however, the added trading capacity provided by TCI resources provided the Company with the additional ability to increase sales both in wholesale and retail coins with entirely new customers or in some cases, by additional sales to existing customers.

COST  OF  SALES

Cost of sales for the Company increased from $11,515,986, or 84% of net sales to $15,237,437 or 86% of net sales, an increase of $3,721,451, or 32%, for the six months ended June 30, 2001 and 2000, respectively. By comparison, the net sales increased from $13,654,064 to $17,716,035, an increase of $4,061,971, or 30%, for the six months ended June 30, 2001 and 2000, respectively. The lower margins were attributable primarily to (a) slightly lower retail prices in the rare coin markets, thereby reducing the margins the Company experienced in prior periods and (b) the margins for TCI, a subsidiary consolidated into results for the six months ended June 30, 2001 but not in such results for the six months ended June 30, 2000, generally has lower margins than the Company. When the lower margins of TCI are blended into the higher margins of the Company by consolidation, the resulting percentage of cost of sales as a percentage of sales is lower.

GROSS  PROFIT

Gross profit increased $340,520, or 16%, from $2,138,078 for the six months ended June 30, 2000 to $2,478,598 for the six months ended June 30, 2001. Notwithstanding this increase in gross profit, sales increased 30% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 while gross profit increased by 16% for the same comparable periods, while gross profit measured as a percentage of net sales decreased from 16% of net sales for the six months ended June 30, 2001 to 14% of net sales for the six months ended June 20, 2000. This decrease in gross profit as a percentage of net sales from the six months ended June 30, 2000 to the six months ended June 30, 2001 is primarily related to (i) slightly lower retail prices in the rare coin markets, thereby reducing the margins the Company experienced in prior periods and (ii) the margins for TCI, a subsidiary consolidated into results for the six months ended June 30, 2001 but not in such results for the six months ended June 30, 2000, generally has lower margins than the Company. When the lower margins of TCI are blended into the higher margins of the Company by consolidation, the resulting percentage of cost of sales as a percentage of sales is lower.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

The Company recorded selling, general and administrative expenses of $2,343,474 for the six months ended June 30, 2001, a decrease of $49,725, or 2%, over the same accounts for the six months ended June 30, 2000, while sales for the same comparable periods increased 30%. When compared to sales, the selling, general and administrative expenses were decreased 5%, from 18% of net sales to 13% of net sales for the six months ended June 30, 2001 and 2000, respectively. The increased efficiency in these expenses is indicative of cost control applied by management and the ability of management to expand operations to include a wider base of sales and an additional subsidiary for the six months ended June 30, 2001 as compared to the six months period ended June 30, 2000 without significantly increasing fixed operating costs. This increase in operating leverage of the fixed operating costs is a central principle in the future plans of the Company as the Company continues to grow by acquisition and development of expanded sales operations, although there is no assurance the Company can continue with this degree of success in utilizing fixed costs.

OTHER  INCOME  AND  EXPENSES

For the six months ended June 30, 2001, other income and expense increased to $540,473 from $422,423 for the six months ended June 30, 2000. The increase is almost exclusively as a result of the increase in interest expense which increased from $424,684 to $562,017 for the six months ended June 30, 2001 and 2000, respectively. This increase in interest expense is attributable to the use of non-traditional financing sources by the Company as the commercial bank line of credit was reduced by agreement with the bank from $1,840,000 at June 30, 2000 to a balance of $1,040,000 at June 30, 2000, a decrease of $800,000.

PROVISION  FOR  INCOME  TAXES

Although the Company had a net loss for the six months ended June 30, 2001 and 2000, the provision for income tax was $3,850 and $15,000, respectively due to state and local taxes and other minimum taxes. For federal income tax purposes, the Company has a net operating loss carryforward of $2,485,000, which is available to offset future federal taxable income through 2021. For state income tax purposes, the Company also has a net operating loss carryforward of $1,050,000, which is available to offset state taxable income through 2006.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash increased $220,803 from $5,622 at December 31, 2000 to $226,425 at June 30, 2001. Cash of $707,270 was acquired in the acquisition of HotelInteractive, Inc., an acquisition completed on June 25, 2001. Working capital decreased from $2,411,545 at December 31, 2000 to $1,003,589 at June 30, 2001, a decrease of
$1,407,956. This decrease in working capital was primarily a result of the maturity of a note in the amount of $1,400,000 to the Chief Executive Officer, a related party, coming due within one year with such due date of June 30, 2002. Current assets increased from $8,856,407 on December 31, 2000 to $10,288,977 at June 30, 2001, an increase of $1,432,570 or 16%. This increase is primarily due to the increase in inventory of $870,860 for the six months ended June 30, 2001, an increase of 11% in inventory over the inventory balance at December 31, 2000. Current liabilities increased from $6,444,862 to $9,285,388 at December 31, 2000 and June 30, 2001, respectively, an increase of $2,840,526 from the balance at December 31, 2000 over the balance at June 30, 2001, primarily as a result of the increase in the current maturity of the related party note of $1,400,000 and an increase in accounts payable of $1,557,526 for the same comparable dates. As a result of the HotelInteractive acquisition, the Company acquired net assets with a fair value of $3,497,928.

over the balance at June 30, 2001, primarily as a result of the increase in the current maturity of the related party note of $1,400,000 and an increase in accounts payable of $1,557,526 for the same comparable dates. As a result of the HotelInteractive acquisition, the Company acquired net assets with a fair value of $3,498,928.

Operations for the six months ended June 30, 2001 provided cash of $158,410, primarily consisting of the cash provided by the net increase in accounts payable over the cash used in the net increase in inventory and accounts receivable, which is reflective of the increased net sales and business activity for the six months ended June 30, 2001. Operations for the six months ended June 30, 2000 required cash of $205,907, primarily reflecting the cash used in the net loss and the net increase in inventory after cash provided by the net increase of accounts payable. During the six months ended June 30, 2001 and 2000, non-cash operating expenses were $101,002 and $100,988, respectively. Property and equipment purchased in the six months ended June 30, 2001 were in the aggregate $6,413 and for the six months ended June 30, 2000 such purchases were in the aggregate $143,504, an decrease of $137,091 exhibiting the fact that the Company was able to expand operations during the six months ended June 30, 2001 without significant investment in fixed assets.

FINANCING  ACTIVITIES

On August 30, 1999, the Company obtained a $2,000,000 line-of-credit agreement with a bank that bore interest at the bank's prime rate, plus 1.5% (10.25% at December 31, 1999). The line-of-credit agreement was renegotiated on April 30, 2000 and renegotiated again on October 31, 2000, lowering the maximum principal amount under the line-of-credit to $1,840,000 and expiring on April 28, 2001. The renegotiated line-of-credit bears interest at the bank's prime rate, plus 2.50% (12.00% at December 31, 2000) and is collateralized by substantially all of the assets of the Company and the personal guarantee of the Company's chief executive officer and principal stockholder. The renegotiated line-of-credit also required monthly principal payments equal to $50,000 per month for three consecutive months and $75,000 per month for two consecutive months. On April 28, 2001, the Company renegotiated the line-of-credit to expire on June 29, 2001 and to provide for principal payments of $100,000 per month with a principal reduction of $400,000 at May 31, 2001 and the remaining balance due at June 29, 2001. On June 29, 2001, the line-of-credit was renegotiated to expire on January 31, 2002 with principal payments of $100,000 per month and the remaining balance due on the expiration date.

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

As of December 31, 2000, the Company executed a note and security agreement in favor of the principal stockholder and chief executive officer in the amount of $959,440 to replace a note payable of the same amount and also payable to the Company's principal stockholder. The note had a maturity date of June 30, 2002, and bears interest at 9.5% annual for three months, increasing to 12.5% annually for the duration of the note (payable monthly in arrears). On June 15, 2001, the maturity date of the note was extended to December 31, 2004 with no change sin interest rate from the annual rate of 12.5%. In consideration of the extension, the Company issued a warrant to purchase 1,500,000 shares of the common stock of the Company to the holder of the note, the chief executive officer of the Company, at an exercise price of $0.39 per share with an exercise period expiring on December 31, 2004. See Related Party Transactions.

On June 25, 2001, the Company completed the acquisition of HotelInteractive, Inc., pursuant to which the Company issued 18,755,345 shares of the Company's "restricted" common stock and 1,407,587 warrants too purchase common stock of the Company to the former shareholders of HotelInteractive for all the outstanding common shares of HotelInteractive. Pursuant to the acquisition, the Company received $3,498,928 fair value in assets acquired, including $707,270 in cash and assumed $344,230 in liabilities.

The Company relies on short term debt to provide adequate working capital for the Company's business, However, there can be no assurances that the Company will be able to secure adequate working capital financing or any other financing suitable for the purposes of the Company at prices which the Company will deem to be acceptable to the Company.

The Company has incurred losses since July 1999 and the line of credit expires in January 2002. In addition, the Company is dependent on substantial short term and due on demand financing from various vendors, related parties and retail customers. In order to fund present and future operations, the Company needs to secure a new line of credit, secure long term financing or raise additional funds through private equity or debt placements. As of the date of this report, the Company has raised $575,000 in additional equity capital although this equity capital may be insufficient to permit the Company to execute its operating plan. While the Company has initiated plans to return to profitability and to secure additional financing and/or to raise additional capital, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

EFFECT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized. However, these assets must be reviewed at least annually for impairment. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. Due to the complexity of this new standard and its recent issuance, the Company is currently evaluating the impact of SFAS 142 on the financial position and statement of operations.

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,"which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, the Company anticipates there will be no impact to its consolidated financial statements.

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

WE MAY REQUIRE SUBSTANTIAL AMOUNTS OF CAPITAL IN ORDER TO ACCOMPLISH OUR FUTURE PLANS.

Since the business is driven by increases in inventory and receivables, the Company may require substantial amounts of capital in order to achieve and accomplish its future business plans. Although management currently has capital raising efforts in progress, there is no assurance that the Company can raise sufficient capital to adequately fund future growth at a price that would be acceptable to management at the shareholders.

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

OUR  AUCTION  OPERATIONS  MAY  NEVER  BECOME  PROFITABLE.

Our future operating results also depend on the success of our auction operations and the amount of resources that we will need to devote to the development of our Internet website. Our auction operations currently are not profitable and it is too premature to predict the profitability of the Superior acquisition and its impact on our auction operations. We will need to achieve significant growth in our Internet business in order for our auction operations to become profitable. We are in the early stages of development of several new portions of our website that will offer content and auctions for collectibles that may have a lower average selling price than many of the collectibles in the markets we currently serve. Continued development of our website will require significant resources. The planned expansion of our website may not result in increased revenue, which could increase losses and harm our business.

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

OUR WEB SITE MAY NOT BE ADEQUATE TO MEET THE GROWING NEEDS OF OUR BUSINESS.

The satisfactory performance, reliability and availability of our Web site, particularly our Web site associated with the operations of HI, and network infrastructure are and will be critical to our reputation and our ability to attract and retain customers and technical personnel and to maintain adequate customer service levels. Any system interruptions or reduced performance of our Web site could materially adversely affect our ability to attract new customers and technical personnel.

OUR WEB SITE MAY BE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN OUR LIABILITY FOR DAMAGES AND HARM TO OUR REPUTATION.

Despite the implementation of network security measures, our Web site, and particularly the Web site associated with the operations of HI, is vulnerable to computer viruses, break-ins and similar disruptive problems caused by Internet users. These occurrences could result in our liability for damages, and our reputation could suffer. The circumvention of our security measures may result in the misappropriation of such proprietary information. Any such security breach could lead to interruptions and delays and the cessation of service to our customers and could result in a decline in revenue and income.

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

                                    PART III

ITEMS 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

This item is incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A which will be filed with the Securities and Exchange Commission on or before October 29, 2001.

ITEM  10  -  EXECUTIVE  COMPENSATION

This item is incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A which will be filed with the Securities and Exchange Commission on or before October 29, 2001.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This item is incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A which will be filed with the Securities and Exchange Commission on or before October 29, 2001.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A which will be filed with the Securities and Exchange Commission on or before October 29, 2001.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

This item is incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A which will be filed with the Securities and Exchange Commission on or before October 29, 2001.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October  24,  2001



                         TANGIBLE ASSET GALLERIES, INC.
                                  (Registrant)
By:  /s/  Michael  R.  Haynes
          ----------------------------
          Michael  R.  Haynes
          President and Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                       Capacity     Date
---------                       --------     ----
/s/  Silvano  DiGenova          Director     October  24,  2001
     -----------------------
     Silvano  DiGenova

/s/  Michael  R.  Haynes        Director     October  24,  2001
     -----------------------
     Michael  R.  Haynes

/s/  Yvonne E. Wong Chester     Director     October  24, 2001
     -----------------------
     Yvonne E. Wong Chester

/s/  Robert  Escobio            Director     October  24, 2001
     -----------------------
     Robert  Escobio

/s/  Richard  Viola             Director     October  24,  2001
     -----------------------
     Richard  Viola

/s/  Arthur  Marcus             Director     October  24,  2001
     -----------------------
     Arthur  Marcus

                         TANGIBLE ASSET GALLERIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report                                F-2

                     Consolidated Financial Statements

Consolidated Balance Sheets                                 F-3

Consolidated Statements of Operations                       F-4

Consolidated Statements of Stockholders' Equity             F-5

Consolidated Statements of Cash Flows                       F-6

Notes to Consolidated Financial Statements                  F-8

INDEPENDENT  AUDITORS'  REPORT


Board  of  Directors
Tangible  Asset  Galleries,  Inc.
Newport  Beach,  California


We have audited the accompanying consolidated balance sheets of Tangible Asset Galleries, Inc. and subsidiaries (the "Company") as of June 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended June 30, 2001 and the twelve months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tangible Asset Galleries, Inc. and subsidiaries as of June 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for the six months ended June 30, 2001 and the twelve months ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/  Haskell  &  White  LLP

                                        HASKELL  &  WHITE  LLP

Irvine,  California
October  18,  2001


                         TANGIBLE ASSET GALLERIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,
                                                                      June 30, 2001      2000
                                                                      --------------  ------------

ASSETS
CURRENT ASSETS
   Cash and cash equivalents (Note 1)                                 $     226,425   $     5,622
   Accounts receivable, net (Note 1)                                        996,480       778,978
   Due from employees                                                        71,235        31,349
   Inventories (Notes 1, 2, 5, 6 and 7)                                   8,761,422     7,890,562
   Prepaid expense and other                                                233,415       149,896
                                                                      --------------  ------------
Total current assets                                                     10,288,977     8,856,407

PROPERTY AND EQUIPMENT, NET (Note 3)                                        519,198       250,771
GOODWILL AND OTHER INTANGIBLE ASSETS (Note 4)                             3,049,071       293,082
OTHER ASSETS                                                                 44,927        17,902
                                                                      --------------  ------------
TOTAL ASSETS                                                          $  13,902,173   $ 9,418,162
                                                                      ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit (Note 5)                                            $   1,040,000   $ 1,790,000
   Accounts payable and accrued expenses                                  3,601,412     1,682,539
   Notes payable to related parties (Note 7)                              4,000,000     2,100,000
   Notes payable (Note 6)                                                   623,652       865,510
   Obligations under capital leases                                          20,324         6,813
                                                                      --------------  ------------
Total current liabilities                                                 9,285,388     6,444,862
                                                                      --------------  ------------
LONG-TERM LIABILITIES
   Notes payable to related parties, net of current portion (Note 7)        789,194     2,359,440
   Notes payable, net of current portion (Note 6)                            16,541        18,755
   Obligations under capital leases, net of current portion                   3,235         6,275
   Deferred taxes (Note 8)                                                   10,000        10,000
                                                                      --------------  ------------
Total long-term liabilities                                                 818,970     2,394,470
                                                                      --------------  ------------
TOTAL LIABILITIES                                                        10,104,358     8,839,332
                                                                      --------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 6, 7, 9, 10 AND 11)
STOCKHOLDERS' EQUITY
Undesignated preferred stock, $.001 par value, 15,000,000
 shares authorized; none issued and outstanding (Note 9 and 12)                   -             -
Common stock, $.001 par value, 100,000,000
shares authorized; 37,510,643, (2001) and 18,755,298 (2000)
issued and outstanding  (Note 1, 9 and 11)                                   37,511        18,755
   Additional paid in capital                                             6,285,400     2,675,972
   Accumulated deficit                                                   (2,525,096)   (2,115,897)
                                                                      --------------  ------------
                                                                          3,797,815       578,830
                                                                      --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  13,902,173   $ 9,418,162
                                                                      ==============  ============

See accompanying notes to consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        Six Months
                                                         Six Months    Ended June 30,    Year Ended
                                                     Ended June 30,        2000         December 31,
                                                               2001     (Unaudited)         2000
                                                       ------------  ----------------  ------------

NET SALES                                              $17,716,035   $    13,654,064   $29,526,139

COST OF SALES                                           15,237,437        11,515,986    24,822,121
                                                       ------------  ----------------  ------------

GROSS PROFIT                                             2,478,598         2,138,078     4,704,018

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             2,343,474         2,393,199     5,435,289
                                                       ------------  ----------------  ------------

Income (loss) from operations                              135,124          (255,121)     (731,271)
                                                       ------------  ----------------  ------------

OTHER INCOME (EXPENSE)
   Interest income                                           4,717             2,261         8,039
   Interest expense (Notes 5, 6, and 7)                   (562,017)         (424,684)     (880,961)
   Other expense, net                                       16,827                 -        (5,000)
                                                       ------------  ----------------  ------------

                                                          (540,473)         (422,423)     (877,922)
                                                       ------------  ----------------  ------------

LOSS BEFORE INCOME TAX PROVISION                          (405,349)         (677,544)   (1,609,193)

INCOME TAX PROVISION (NOTE 8)                                3,850            15,000        20,657
                                                       ------------  ----------------  ------------

NET LOSS                                               $  (409,199)  $      (692,544)  $(1,629,850)
                                                       ============  ================  ============

BASIC AND DILUTED NET LOSS PER SHARE                   $     (0.02)  $         (0.04)  $     (0.09)
                                                       ============  ================  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    19,276,280        18,387,268    18,539,108


See accompanying notes to consolidated financial statements.

                 TANGIBLE ASSET GALLERIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE SIX MONTHS ENDED JUNE 30, 2001


                                                     ----------------------------
                                                              Common Stock
                                                     ----------------------------

                                                                                                        Retained
                                                                                          Additional    earnings         Total
                                                                                           paid-in    (accumulated   Stockholder's
                                                         Shares             Amount         Capital       deficit)       equity
                                                   -------------------  --------------  --------------  ------------  ------------
 BALANCE, DECEMBER 31, 1999                                18,372,215   $      18,372   $    2,423,230  $  (486,047)  $ 1,955,555
 Fair value of option grants (Note 9)                               -               -           26,250            -        26,250
 Fair value of warrant grants (Note 9)                              -               -           59,375            -        59,375
 Issuance of stock for services (Note 9)                      243,083             243           97,257            -        97,500
 Sale of stock in private placement (Note 9)                  140,000             140           69,860            -        70,000
 Net loss for the year                                              -               -                -   (1,629,850)   (1,629,850)
                                                   -------------------  --------------  --------------  ------------  ------------
 BALANCE, DECEMBER 31, 2000                                18,755,298          18,755        2,675,972   (2,115,897)      578,830
Issuance of common stock in connection
with business  acquisition and merger (Note 11)            18,755,345          18,756        3,394,717            -     3,413,473
Fair value of warrants issued in connection
with business  acquisition and merger (Note 11)                     -               -           84,455            -        84,455
Fair value of prior option grants earned (Note 9)                   -               -            1,880            -         1,880
 Fair value of warrant grants (Note 9)                              -               -          111,000            -       111,000
 Other reclassification                                             -               -           17,376            -        17,376
Net loss for the six month period                                   -               -                      (409,199)     (409,199)
                                                   -------------------  --------------  --------------  ------------  ------------
 BALANCE, JUNE 30, 2001                                    37,510,643   $      37,511   $    6,285,400  $(2,525,096)  $ 3,797,815
                                                   ===================  ==============  ==============  ============  ============



See accompanying notes to consolidated financial statements.



                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months
                                                                Six Months      Ended June 30,    Year Ended
                                                               Ended June 30,       2000          December 31,
                                                                   2001          (Unaudited)         2000
                                                             ----------------  ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $      (409,199)  $      (692,544)  $(1,629,850)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                      72,747            70,363       130,035
   Bad debts                                                               -                 -        48,239
   Fair value of options granted                                       1,880            12,500        26,250
   Fair value of warrants granted                                     17,593                 -        59,375
   Issuance of common stock for services                                   -            18,125        97,500
   Other                                                               8,782                 -             -
Changes in assets or liabilities, net of effect of business
   acquisition:
   Accounts receivable                                              (127,415)          147,052       198,837
   Inventories                                                      (870,860)         (685,689)   (1,471,426)
   Prepaid expenses and other                                        (83,519)           (8,812)      (91,734)
   Decrease (increase) in other assets                                (9,125)            5,961       (43,759)
   Accounts payable and accrued expenses                           1,557,526           927,137       441,147
                                                             ----------------  ----------------  ------------
Net cash provided by (used in) operating activities                  158,410          (205,907)   (2,235,386)
                                                             ----------------  ----------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (6,413)         (143,504)     (174,922)
   Cash acquired in purchase business combination                    707,270                 -             -
                                                             ----------------  ----------------  ------------
Net cash provided by (used in) investing activities                  700,857          (143,504)     (174,922)
                                                             ----------------  ----------------  ------------


See accompanying notes to consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)





                                                                                      Six Months
                                                                       Six Months    Ended June 30,    Year Ended
                                                                     Ended June 30,       2000        December 31,
                                                                          2001        (Unaudited)         2000
                                                                      ------------  ----------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments under line of credit, net                                  (750,000)                -       (50,000)
   Borrowings (repayments) under notes payable                           (244,072)                -       665,510
   Net increase in related party debt                                     329,754           312,212     1,638,928
   Borrowings under loan payable                                                -                 -        18,755
   Borrowings (repayments) on obligations under capital lease              25,854            (4,977)       (9,145)
   Issuance of common stock                                                     -                 -        70,000
                                                                      ------------  ----------------  ------------
Net cash provided by (used in) financing activities                      (638,464)          307,235     2,334,048
                                                                      ------------  ----------------  ------------

Net (decrease) increase in cash and cash equivalents                      220,803           (42,176)      (76,260)

Cash and cash equivalents, beginning of period                              5,622            81,882        81,882

                                                                      ------------  ----------------  ------------
Cash and cash equivalents, end of period                              $   226,425   $        39,706   $     5,622
                                                                      ============  ================  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                        $   442,575   $       422,702   $   880,961
                                                                      ============  ================  ============
      Income taxes                                                    $     3,850   $         7,400   $         -
                                                                      ============  ================  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY
During the six months ended June 30, 2001, the Company
acquired all of the outstanding common stock of
HotelInteractive, Inc. through the issuance of shares of the
Company's common stock and warrants to purchase common
stock (Note 11). In conjunction with the  acquisition, assets were acquired and liabilities were assumed as follows:
      Fair value of assets acquired                                   $ 3,498,928   $             -   $         -
                                                                      ============  ================  ============
      Liabilities assumed                                             $   344,230   $             -   $         -
                                                                      ============  ================  ============


See accompanying notes to consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     ORGANIZATION  AND  BUSINESS

     Tangible Asset Galleries, Inc. ("TAG") and its wholly owned subsidiaries, Gehringer and Kellar dba Keystone Stamp & Coin Exchange ("Keystone"), Tangible Collectibles, Inc. ("TCI") and as of June 30, 2001, HotelInteractive, Inc. ("HI") (collectively the "Company") are wholesalers and retailers of rare coins, fine art and collectibles, while HI is a publisher of news and information on the Internet, specifically related to the hospitality industry. The Company is based in Newport Beach, California. The Company's Keystone unit operates in Allentown, Pennsylvania and the Company's HI unit operates in Huntington, New York.

     Subsequent to the fiscal year end of December 31, 2000, the Company changed it's fiscal year to end on June 30. Accordingly, the Company has prepared these financial statements for the six months ended June 30, 2001.

     BASIS  OF  PRESENTATION

     On September 15, 2000, the Company incorporated TCI as a wholly owned subsidiary for the purpose of transacting business with independent contractors in the rare coin markets.

     On June 25, 2001, the Company acquired 100% of the outstanding common stock of HI, a publisher of news and information on the Internet located in Huntington, New York, by merging HI into a newly formed wholly owned subsidiary. Pursuant to the merger and acquisition agreement relating to the transaction, TAG issued 18,755,345 shares of its previously authorized but unissued common stock in exchange for all the outstanding common stock of HI (see Note 11).

     All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated statements of operations and cash flows for the six months ended June 30, 2000 are unaudited and presented for comparative purposes given the nature of the Company's change in year end. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

     CASH  AND  CASH  EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Corporation ("FDIC") insures cash accounts at each institution for up to $100,000. From time to time, the Company maintains cash in excess of the FDIC limit.

     INVENTORIES

     Inventories consisting of rare coins, fine art, antiques and other collectibles are stated at the lower of cost (on a specific identification basis) or market.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At June 30, 2001 and December 31, 2000, management of the Company has not identified any impaired assets.

     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Goodwill is related to the acquisition of Keystone and the acquisition of HI (Note 11). Goodwill is amortized using the straight-line method over five years through June 30, 2001. See Effect of "New Accounting Pronouncements" below. The Company assesses the recoverability of goodwill by determining whether the amortization over the remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management. At June 30, 2001 and December 31, 2000, management of the Company has not identified any impaired assets.

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

     The Company sells merchandise (generally coins) to other wholesalers/dealers within its industry on credit, generally for terms of 30 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of June 30, 2001 and December 31, 2000, management has established an accounts receivable reserve of $48,239. Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

     The Company also sells merchandise (generally coins) to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year. The Company grants credit to retail customers based on extensive credit evaluations and for existing retail customers based on established business relationships and payment histories. When a retail customer is granted credit, the Company generally collects a payment of 25% of the sales price, establishes a payment schedule for the remaining balance and holds the merchandise as collateral as security against the customer's receivable until all amounts due under the credit arrangement are paid in full. If the customer defaults in the payment of any amount when due, the Company may declare the customer's obligation in default, liquidate the collateral in a commercially reasonable manner using such proceeds to extinguish the remaining balance and disburse any amount in excess of the remaining balance to the customer.

     Under this retail arrangement, revenues are recognized when the customer agrees to the terms of the credit and makes the initial payment. Less than 5% of the Company's sales are retail credit sales. The Company's has a limited-in-duration money back guaranty policies (as discussed below).

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company also generates revenues from consignment sales. Consignment sales are in cash and, under limited circumstances, on account. As of June 30, 2001 and December 31, 2000, there were no consignment sales included in accounts receivable. There are two primary methods in which the Company recognizes revenues from consignment sales: (1) percentage-of-sales, and (2) fixed cost.

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

     ADVERTISING

     Advertising costs are expensed as incurred. During the six months ended June 30, 2001 and 2000, advertising expenses totaled $150,033 and $224,469, respectively, and for the twelve months ended December 31, 2000 advertising expenses were $418,962.

     INCOME  TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    EARNINGS  PER  SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS"), "Earnings Per Share ("EPS")," which requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total potential common shares that have not been included in the calculation of diluted net loss per common share totaled 16,840,390, 3,500,000 and 11,390,303 at June 30, 2001
and 2000 and at December 31, 2000, respectively, as the effects of such are anti-dilutive for each period.

     SEGMENT  REPORTING

     The Company adopted SFAS No. 131 ("SFAS 103"), "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as principally one segment, a dealer of collectibles. HI is not in the collectibles business, however, such operations were immaterial for the reporting period. For information purposes, the sales of coins and fine art totaled $17,150,975 and $565,060 for the six months ended June 30, 2001, respectively, and $13,036,771 and $567,811 for the six months ended June 30, 2000, respectively, and $27,876,261 and $1,649,878 for the twelve months ended December 31, 2000.

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

     CUSTOMER  AND  VENDOR  CONCENTRATIONS

     During the six months ended June 30, 2001 and 2000 and the twelve months ended December 31, 2000, the Company had no customer that accounted for 10% or more of the Company's net sales. As of June 30, 2001, the Company had one customer that represented 11% of accounts receivable as of such date and as of December 31, 2000, the Company had one customer that represented 13% of accounts receivable as of such date.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the six months ended June 30, 2001 and 2000 and the twelve months ended December 31, 2000, the Company did not purchase 10% or more of its inventories from any single vendor. As of June 30, 2001, the Company had no vendors that represented more than 10% of accounts payable as of such date and as of December 31, 2000, one customer represented 12% of accounts payable as of such date.

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

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of its cash, accounts receivable, line of credit, accounts payable and accrued expenses, note payable and notes payable to related parties. Management has determined that, except for notes payable to related parties, the fair values of the Company's financial instruments approximate their carrying values at June 30, 2001 and December 31, 2000. Management was unable to determine the fair value of the notes payable to related parties, as an active market for such instruments does not exist.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     EFFECT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized. However, these assets must be reviewed at least annually for impairment. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. Due to the complexity of this new standard and its recent issuance, the Company is currently evaluating the impact of SFAS 142 on the financial position and statement of operations.

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

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     INVENTORIES

     Inventories  are  comprised  of  the  following:

                                JUNE 30, 2001   December 31, 2001
                                ------------     ------------
   Rare coins                   $  7,221,284     $  5,912,123
   Fine and decorative arts        1,540,138        1,978,439
                                ------------     ------------
                                $  8,761,422     $  7,890,562
                                ============     ============


     Inventory totaling $2,203,112 and $1,456,897 was on consignment with third parties at June 30, 2001 and December 31, 2000, respectively. Inventory totaling $256,992 and $291,942 was held for display at the residence of the chief executive officer at June 30, 2001 and December 31, 2000, respectively. Inventory totaling $352,500 and $427,250 was held for a third party as collateral for a note payable (Note 6) as of June 30, 2001 and December 31, 2000, respectively.

The Company, from time to time, enters into joint ventures or purchase financing agreements with third parties that include vendors and customers for the purchase and sale of specific rare coins or fine collectibles. These agreements may include profit sharing provisions ranging from 25% to 50% of the gross profit on specific transactions adjusted for agreed upon expenses and interest costs. At any given time, the Company may be involved in up to 10 of these agreements. As of June 30, 2001 and December 31, 2000, inventory totals reflected the Company's total appropriate ownership and does not include any minority interest claims in regard to such joint venture or partnership arrangements.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consists  of  the  following:

                                                          December 31,
                                            JUNE 30, 2001     2000
                                           --------------  ----------
Furniture and equipment                    $     176,129   $ 133,695
Computer equipment                               439,281     184,286
Vehicles                                          24,676      24,676
Leasehold improvements                            55,505      52,542
                                                 695,591     395,199
Accumulated depreciation and amortization       (176,393)   (144,428)
                                           --------------  ----------
                                           $     519,198   $ 250,771
                                           ==============  ==========


4.     GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Good  will  and  other  intangible  assets  consist  of  the  following:

                                                December 31,
                                 JUNE 30, 2001     2000
                                --------------  ---------
Goodwill (Note 11)              $   2,596,771   $300,000
Internet names and graphics           231,272     31,272
Customer lists                        340,407     40,407
                                --------------  ---------
                                    3,168,450    371,679
                                --------------  ---------

Less accumulated amortization        (119,379)   (78,597)
                                --------------  ---------

                                $   3,049,071   $293,082
                                ==============  =========

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     LINE-OF-CREDIT

     On August 30, 1999, the Company obtained a $2,000,000 line-of-credit agreement with a bank that bore interest at the bank's prime rate, plus 1.5% (10.25% at December 31, 1999). The line-of-credit agreement was renegotiated on April 30, 2000 and renegotiated again on October 31, 2000, lowering the maximum principal amount under the line-of-credit to $1,840,000 and expiring on April 28, 2001. The renegotiated line-of-credit bears interest at the bank's prime rate, plus 2.50% (12.00% at December 31, 2000) and is collateralized by substantially all of the assets of the Company and the personal guarantee of the Company's chief executive officer and principal stockholder. The renegotiated line-of-credit also required monthly principal payments equal to $50,000 per month for three consecutive months and $75,000 per month for two consecutive months. On April 28, 2001, the Company renegotiated the line-of-credit to expire on June 29, 2001 and to provide for principal payments of $100,000 per month with a principal reduction of $400,000 at May 31, 2001 and the remaining balance due at June 29, 2001. On June 29, 2001, the line-of-credit was renegotiated to expire on January 31, 2002 with principal payments of $100,000 per month and the remaining balance due on the expiration date. The outstanding balance on the line-of-credit as of June 30, 2001 and December 31, 2000 was $1,040,000 and $1,790,000, respectively.

The Company will need to seek a replacement lender to finance the short term liquidity needs of the Company's operations. There can be no assurance that the Company will locate a lender to provide funding on terms acceptable to the Company.

The Company's line-of-credit has certain restrictive financial covenants. Such covenants include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and other restrictions with respect to specified activities. At June 30, 2001, the Company was in compliance with all such covenants.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     NOTES  PAYABLE

     Notes  payable  consist  of  the  following:



                                                                              JUNE 30, 2001    December 31, 2000
                                                                              ---------------  -------------------
Short-term loan agreement due on demand, with interest payable monthly at the prime rate (9.50% as of December 31, 2000) plus 4.50% per annum;
collateralized by specific rare coins in inventory, which are being held by
the lender (Note 2).                                                          $      214,256   $          428,000
                                                                              ---------------  -------------------

Advances on consignment agreements with auctioneers and dealers to sell property owned by the Company with such advances generally bearing interest at the annual rate of 12%. Accrued interest and principal is due at the conclusion of the auctions or sales contracts, as the case may be,
usually 45 days after the auction date or after the contract date.                   405,034              433,275



Long term loan agreement dated October 17, 2000, secured by a delivery van; payable in 60 monthly installments of principal and interest at an
annual interest rate of 5.9%.                                                         20,903               22,990
                                                                              ---------------  -------------------
                                                                                     640,193              884,265

Less current portion                                                                (623,652)            (865,510)
                                                                              ---------------  -------------------

                                                                              $       16,541   $           18,755
                                                                              ===============  ===================



                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes  payable  to  related  parties  consist  of  the  following:

                                                                         JUNE 30, 2001    December 31, 2000
                                                                         ---------------  -------------------
Subordinated note payable to Company's chief executive officer and principal stockholder, bearing interest quarterly at 10.5% per annum.
The note matures December 31, 2004, at which time all outstanding
principal and interest is due.                                           $      789,194   $          959,440
                                                                         ---------------  -------------------

Subordinated convertible note payable to Company's chief executive officer and principal stockholder; bearing interest at 10.5% per annum.
The note is convertible into common shares of the Company at $0.22 per share, as specified in the agreement.  The note matures at June 30,
2002.                                                                         1,400,000            1,400,000

Note payable to the previous owners of Gehringer and Kellar, Inc. d/b/a
Keystone Coin & Stamp; principal is due in full on demand, with interest payable monthly at 8% per annum; secured by all assets of
Gehringer and Kellar, Inc                                                     1,600,000            1,100,000

Demand convertible note payable to a director of the Company as of
December 31, 2000, bearing interest at 13.5%, interest payable monthly, with a profit sharing interest in a subsidiary of the Company, secured by inventory of that subsidiary. The note is convertible into common shares of the Company at the ratios of  (a) $500,000 for  666,666
common shares and (b) $500,000 for 500,000 common shares.                     1,000,000            1,000,000
                                                                         ---------------  -------------------
                                                                              4,789,194            4,459,440

Less current portion                                                         (4,000,000)          (2,100,000)

                                                                         $      789,194   $        2,359,440
                                                                         ===============  ===================


     Interest expense incurred to related parties during the six months ended June 30, 2001 and 2000 totaled $264,521 and $149,745, respectively and for the twelve months ended December 31, 2000, totaled $344,119, all of which has been paid.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Principal  maturities  of  notes payable to related parties are as follows:


Years ending June 30,
2002                    $    4,000,000
2003                                 -
2004                                 -
2005                           789,194
                        --------------
                        $    4,789,194
                        ==============

8.     INCOME  TAXES

     The  provision  for  income  taxes  consists  of  the following components:


                            SIX MONTHS          Twelve Months
                            ENDED JUNE          Ended December
                             30, 2001             31, 2000
                           ----------          -----------
Current:
  Federal                  $        -          $         -
  State                         3,850               20,657
                           ----------          -----------
                                3,850               20,657

Deferred:
  Federal                           -                    -
  State                             -                    -
                           ----------          -----------
                                    -                    -
                           ----------          -----------

                            $   3,850          $    20,657
                           ==========          ===========

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:


                                       SIX MONTHS       Twelve Months
                                      ENDED JUNE 30,   Ended December
                                          2001            31, 2000
                                     ----------------  ----------------
Deferred tax assets:
Unearned income                      $         6,941   $        15,482
Net operating loss carryforwards             877,211           803,294
Amortization                                  35,851            24,635
Intangible asset                               7,800             7,800
Accrued vacation pay                           7,681             8,529
Allowance for doubtful accounts               19,216                 -
 Options and warrants not exercised           41,116                 -
Other                                          4,420             2,230
                                     ----------------  ----------------
Gross deferred tax assets                  1,000,236           861,970
Valuation allowance                       (1,002,635)         (864,369)
                                     ----------------  ----------------
Deferred tax assets, net of reserve           (2,399)           (2,399)
                                     ----------------  ----------------

Deferred tax liabilities:
Depreciation                                  (7,601)           (7,601)
                                     ----------------  ----------------

Net deferred tax liabilities         $       (10,000)  $       (10,000)
                                     ================  ================

     At June 30, 2001 and December 31, 2000, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company cannot determine that it is "more likely than not" to be realized.

     The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for the fiscal periods years ended 2001 and 2000 as a result of:

                                     SIX MONTHS        Twelve Months
                                    ENDED JUNE 30,    Ended December
                                         2001            31, 2000
                                   ----------------  ----------------
Computed "expected" tax benefit    $      (139,128)  $      (537,978)
Decrease (increase) in income tax
  benefit resulting from:
Nondeductible expenses                       5,380             7,045
State income tax expense                     4,114            20,657
Change in tax status                       (12,099)           (7,024)
Increase in valuation allowance            138,266           610,588
Other                                        7,317           (72,631)
                                   ----------------  ----------------

                                   $         3,850   $        20,657
                                   ================  ================

     At June 30, 2001, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $2,485,000, which expires in 2021, and a state net operating loss carryforward of approximately $1,050,000, which expires in 2006.

     A portion of the NOLs described above are subject to provisions of the Internal Revenue Code 382 which limits the use of NOL carryforwards when changes of ownership of more than 50% occur during a three-year testing period. During the period ended June 30, 2001, the Company's ownership changed by 50%, as a result of the HI acquisition. Further changes in common or preferred stock ownership in future years potentially limit the use of NOLs. The effect of such limitations has yet to be determined. NOLs could be further limited upon the exercise of outstanding stock options and warrants.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.     EQUITY

Common  and  Preferred  Stock

On July 25, 2001, shareholders representing 57% of the outstanding shares voted by majority written consent to amend the Company's articles of incorporation to increase the authorized common stock from 50,000,000 shares to 100,000,000 shares.

On June 25, 2001, pursuant to the acquisition and merger with HI, the Company issued 18,755,345 shares of common stock (Note 11), which were valued at the estimated market value of approximately $0.182 per share at the time of issuance

The Company issued no common stock for services during the six months ended June 30, 2001, however, on various dates throughout the twelve months ended December 31, 2000, the Company issued an aggregate of 243,083 shares of common stock to independent contractors as compensation for consulting services in the aggregate amount of $97,500, and at an average of $0.40 per share.

On August 9, 2000, the Company sold 140,000 shares of common stock in a private placement to a director of the Company in the aggregate of $70,000, or $0.50 per share.

On July 7, 2000, the Board of Directors of the Company authorized 15,000,000 shares of $.001 par value preferred stock. As of June 30, 2001, the preferred shares are undesignated (Note 12).

Stock  Options

On various dates during the six months ended June 30, 2001, and during the twelve months ended December 31, 2000, the Company granted to certain employees and independent contractors 2,235,000 and 1,150,000 stock options, respectively, to purchase common stock at an average exercise price of $0.25 and $0.71 per share, respectively. The stock options vest and are exercisable over three to five year periods. The stock options were granted at strike prices, which were set at management's estimate of market value as of the date of grant.

Total options granted in the six months ended June 30, 2001 and in the twelve months ended December 31, 2000 to nonemployees, net of cancellations, total 210,000 and 262,500, respectively. The fair value of such options, calculated by management using an option pricing model, approximated $12,600 and $15,000 for the six months ended June 30, 2001 and the twelve months ended December 31, 2000, respectively.

All options granted during the six months ended June 30, 2001 and the twelve months ended December 31, 2000 expire at the earlier of five years after the vesting date of each option or six months after the termination of employment or independent contractor agreement for vested option grants only.

The following table summarizes information about stock option transactions for the periods shown:



                                    SIX MONTHS ENDED JUNE 30,        Twelve Months Ended
                                             2001                     December 31, 2000


                                     WEIGHTED      Weighted
                                      OPTION        AVERAGE        Option        Average
                                      SHARES    EXERCISE PRICE     Shares    Exercise Price
                                    ----------  ---------------  ----------  ---------------
Outstanding at beginning of period  2,760,000   $          1.21  2,412,503   $          1.94
Options granted                     2,235,000              0.28  1,150,000              0.71
Options canceled                      (42,500)             1.54   (802,503)             1.52
Options exercised                           -                 -          -                 -
Outstanding at end of period        4,952,500   $          0.76  2,760,000   $          1.21
                                    ==========  ===============  ==========  ===============
Exercisable at end of period        2,043,389   $          0.65    683,042   $          1.47
                                    ==========  ===============  ==========  ===============
Fair value of options granted       2,235,000   $          0.06  1,150,000   $          0.06
                                    ==========  ===============  ==========  ===============

     Warrants

     On June 26, 2001, in connection with the related to the acquisition of HI the Company issued NRLP, a related party lender, a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $0.32 per share with an expiration date of June 26, 2006. The fair value of the warrant was $15,000 and was accounted for as additional interest on the note to NRLP.

     On June 25, 2001, pursuant to the acquisition and merger with HI, the Company issued 1,407,587 warrants to purchase shares of common stock of the Company at an exercise price of $1.19 per share with an exercise period expiring October 2, 2003. The fair value of the warrants were $84,455 and was accounted for as a portion of the fair value exchanged in the acquisition of HI.

     On June 25, 2001, pursuant to a financial consulting agreement, the Company granted Robert Escobio, also a director of the Company, a warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $0.34 per share with an exercise period expiring June 25, 2004. The fair value of the warrant was $6,000 and was accounted for as consulting fees over the life of the agreement.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 15, 2001, the Company issued a warrant to purchase 1,500,000 shares of common stock of the Company at an exercise price of $0.39 per share with an exercise period expiring December 31, 2004 to Silvano DiGenova, the chief executive officer of the Company and a related party lender, in consideration for the extension of payment of the related party notes to December 31, 2004 and for maintaining the current interest rate throughout the extension period and such expense will be recorded ratably as interest expense over the remaining term of the note (see Note 7).

     On various dates throughout 2000, the Company granted to certain vendors and a related party lender 1,100,000 warrants to purchase common stock of the Company at an average exercise price of $1.34 per share. The warrants have vesting schedules that provide for immediate vesting up to one year and are exercisable up to three years. At December 31, 2000, vested warrants outstanding are 875,000 at an average strike price of $1.00 per share.

As of June 30, 2001, the Company had reserved shares of common stock for the following purposes:

                      Options                 4,952,500
                                             ----------
                      Warrants                4,357,587
                                             ----------
                      Convertible debt        7,530,303
                                             ----------
                                             16,840,390
                                             ==========

     Pro  Forma  Information

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



                                                      Six Months ended     Twelve Months
                                    SIX MONTHS ENDED    June 30, 2000    ended December 31,
                                      JUNE 30, 2001      (unaudited)           2000
Net (loss) income -- as reported   $        (409,199)  $     (692,544)  $        (1,629,850)
                                   ==================  ===============  ====================
Net (loss) income - proforma       $        (513,299)  $     (703,194)  $        (1,670,832)
                                   ==================  ===============  ====================
Basic and diluted (loss) earnings
per share -- as reported           $           (0.02)  $        (0.04)  $             (0.09)
                                   ==================  ===============  ====================
Basic and diluted (loss) earnings
per share -- proforma              $           (0.03)  $        (0.04)  $             (0.09)
                                   ==================  ===============  ====================


                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.     COMMITMENTS  AND  CONTINGENCIES

     LEASES

     The Company leases its offices under operating lease agreements expiring in September 2004 and Keystone leases its offices under non-cancelable operating lease agreements expiring in December 2002. The president and vice president of Keystone are the lessors under the Keystone lease. Future minimum rental payments required under the above leases as of June 30, 2001 are as follows:

         Years ending June 30
         2002                   $        349,991
         2003                            223,228
         2004                            163,970
         2005                             36,760
                                $        773,949

     Rent expense for all lessors for the six months ended June 30, 2001 and 2000 and the twelve months ended December 31, 2000 was $84,968, $134,826 and $264,729, respectively. Of such amounts, rent expense to the president and vice president of Keystone was $18,000 for the six months ended June 30, 2001 and 2000, respectively, and $36,309 for the twelve months ended December 31, 2000 . There were no outstanding amounts due to the president and vice president of Keystone at June 30, 2001 and December 31, 2000.

     EMPLOYMENT  AND  PROFIT  SHARING  AGREEMENTS

     On June 15, 2001, the Company entered into an employment agreement with Silvano DiGenova whereby the Company will pay an annual salary of $375,000 and bonus arrangements based on a sliding scale of 5% to 50% of base salary based on a corresponding fiscal year consolidated pre-tax income (as defined) of the Company from $250,000 to $4,000,000, a bonus of 25% of base salary payable in the Company's common stock if market capitalization of the Company's common stock exceeds $50,000,000 for a specified period and a bonus of 5% of the base salary payable in the Company's common stock if average market capitalization increases by 20% over the average market capitalization of the prior fiscal year subject to certain limitations.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On June 15, 2001, the Company entered into an employment agreement with Michael R. Haynes, president of the Company, whereby the Company will pay an annual salary of $169,000 and bonus arrangements based on a sliding scale of 10% to 5% of fiscal year consolidate pre-tax income (as defined) of the Company subject to certain limitations and payable 25% in cash and 75% in the Company's common stock, a bonus of 25% of base salary payable in the Company's common stock if market capitalization of the Company's common stock exceeds $100,000,000 for a specified period and a bonus of 5% of the base salary payable in the Company's common stock if average market capitalization increases by 20% over the average market capitalization of the prior fiscal year subject to certain limitations.

     On June 15, 2001, the Company entered into an employment agreement with Richard Viola, secretary of the Company and president of HI, whereby the Company will pay an annual salary of $135,000 and bonus arrangements equal to 5% of the base salary if the quarterly net income of HI (as defined) exceeds the budget of HI for such quarter and a bonus equal to 5% of the base salary if the consolidated net income of the Company is more than 5% of the consolidate revenue of the Company.

     In connection with the $1,000,000 convertible note payable (Note 7), the Company agreed to provide additional compensation to the related party note holder in the form of profit sharing calculated as 25% of TCI's income before income taxes, as defined, which amounted to approximately $85,234 for the six months ended June 30, 2001.

     In December 29, 1999, the Company entered into employment agreements with Stephen J. Gehringer and Kenneth J. Kellar who were two of the previous owners of the Company's Keystone subsidiary and who are currently the president and the vice-president of Keystone. The agreements provide for base compensation of $120,000 per annum each and a profit sharing arrangement whereby each of these officers will earn 25% of Keystone's income before amortization for goodwill and income taxes, as defined. The agreements commenced on January 1, 2000 and expire on December 31, 2002. In January 2001, both of the aforementioned employment agreements were amended to $150,000 annual compensation with an increase in the profit sharing arrangement to 40% for each officer of Keystone's income before amortization for goodwill and income taxes, as defined. For the six months ended June 30, 2001 and the twelve months ended December 31, 2000, Keystone had income of approximately $173,656 and $394,000, respectively, before amortization for goodwill, income taxes and the effect of this profit sharing arrangement. As a result, the profit sharing component of the executive compensation aggregated $138,925 and $197,000 for the six months ended June 30, 2001 and the twelve months ended December 31, 2000, respectively. Any unfunded portion was accrued in Accounts Payable and Accrued Expenses.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2000  OMNIBUS  STOCK  OPTION  PLAN

On August 1, 2000, the Company's Board of Directors approved, subject to shareholder approval which was obtained, a stock option plan to attract and retain competent personnel and to provide to participating officers, directors, employees and consultants long-term incentive for high levels of performance and for unusual efforts to improve the financial performance of the Company. The Plan provides for both incentive stock options specifically tailored to the provisions of the Internal Revenue Code and for options not qualifying as incentive stock options. Employees and consultants of the Company, including officers and directors, are eligible to receive options granted under the Plan. The shares subject to the options will generally be made available from authorized, but unissued shares. The Plan will be administered by the Board of Directors ("Board"). The Board has full authority to award options under the Plan, to establish the terms of the option agreements, and to take all other action deemed appropriate for administration of the Plan.

     CONSULTING  AGREEMENTS

     The Company has entered into financial consulting agreements with related parties that provide for monthly payments for services and in some cases, for finder's fees if equity or debt is obtained by the Company as a result of the efforts of the consultant. Payments in the aggregate of $22,500 per month under these agreements commence July 2001 with terms from one to three years.

     On August 6, 2000, the Company entered into a consulting agreement with RLH Enterprises, Inc. ("RLH") to render services relating to all activities encompassing the purchase, marketing and sale of rare coins on behalf of the Company on an exclusive basis. The agreement provides for a compensation based on the greater of a guaranteed fee of $285,000 per year or 37.5% of income before taxes, as defined in the agreement, for the operations of TCI. For the six months ended June 30, 2001 and the twelve months ended December 31, 2000, such compensation was approximately $175,119 and $118,000.


GUARANTEED  LIQUIDATING  AND  BUY  BACK

The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $6,856,607 and $8,287,067 for the six months ended June 30, 2001 and the twelve months ended December 31, 2000, respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROFIT  SHARING  PLAN

The Company's profit sharing plan covers all employees who have met certain service requirements. Contributions to the plan are at the discretion of the board of directors each year; however, contributions can not exceed 15% of each covered employee's salary. Keystone maintains a separate profit sharing plan with discretionary contributions by the employer. Contributions made to the plans on a consolidated basis for the six months ended June 30, 2001 and the twelve months ended December 31, 2000 were $28,725 and $87,811, respectively.

LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business.

Prior to the Company's acquisition, HI was the defendant in a lawsuit that alleges breach of contract. The Company's counsel has reviewed the case and without admitting any responsibility, counsel has advised that it is probable that the Company's subsidiary may have a financial liability of $100,000. Accordingly, the financial statements of the Company have accrued such amount to record this contingency.

Other than the matter described above, the Company is not currently involved in any such litigation with it believes could have a material adverse effect on its financial condition or results of operations.

11.  BUSINESS  COMBINATIONS

ACQUISITION  OF  HOTELINTERACTIVE

On June 25, 2001, the Company acquired all the outstanding common shares of HI by merging HI with and into a newly formed wholly owned subsidiary of the Company with HI as the survivor. Pursuant to the merger, the Company acquired 100% of the outstanding shares of HI in exchange for 18,755,345 shares of the Company's common stock valued at $0.182 per share and warrants to purchase an aggregate of 1,407,587 shares of the Company's common stock valued at $84,455 for a total investment of $3,497,928.

The acquisition has been accounted for under the purchase method of accounting. In connection therewith, the Company acquired net assets of $1,201,157, which included cash, accounts receivable, computer equipment, software, customer lists, accounts payable and a contingent liability. Goodwill in the amount of $2,296,771 was recorded as a result of the acquisition (Note 4).

Unaudited pro forma results of operations for the six months ended June 30, 2001 and the twelve months ended December 31, 2000, as if HI had been combined with the Company as of January 1, 2000. The pro forma results include estimates and assumptions which management believes is reasonable, including an estimate for amortization of goodwill based on the Company's existing accounting policies. However, pro forma results do not include the effects of the planned integration of HI and the Company, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      Proforma Statement of Operations


                                       Six months        Twelve months
                                          ended              ended
                                      June 30, 2001    December 31, 2000
                                     --------------   ------------------
Net sales                            $   17,824,591   $       29,748,503
                                     ==============   ==================
Net loss                             $     (961,469)  $       (4,272,510)
                                     ==============   ==================
Weighted average shares outstanding      37,510,643           37,294,453
                                     ==============   ==================
Net loss per share                   $        (0.03)  $            (0.11)
                                     ==============   ==================

12.     SUBSEQUENT  EVENTS

     ACQUISITION  OF  SUPERIOR  GALLERIES,  INC.

     On July 6, 2001, the Company acquired substantially all of the assets of Superior Galleries, Inc., a company that is an auctioneer of rare coins located in Beverly Hills, California for $200,000 in cash and a note for $701,000 payable over six months. The Company placed those assets in a newly formed wholly owned subsidiary which was named Tangible Acquisition II, Inc., a Nevada corporation. Pursuant to the asset acquisition agreement, the Company also purchased the name "Superior Galleries" and such agreement required the seller to change corporate names, which allowed the Company to rename Tangible Acquisition II, Inc. (a Nevada corporation) to Superior Galleries, Inc. (a Nevada corporation) ("Superior"). The seller retained certain rights to the Superior name in the stamp and space memorabilia markets for a period of two years from the date of the acquisition, and as a result, Superior is restricted from doing business in either the rare stamp or space memorabilia markets for such period.

     Pursuant to the acquisition, the Company was required to grant a guaranty of the note issued by the wholly owned subsidiary Superior to the purchaser. Also required in the transaction was a personal guaranty of such note by the Company' Chief Executive Officer Silvano DiGenova. In consideration for the personal guaranty, the company paid Mr. DiGenova a fee of 2% of the amount of the obligation that was the subject of the guaranty and granted a warrant to Mr. DiGenova to purchase 1,402,000 shares of the Company's common stock at an exercise price of $0.21 per share with an expiration date of July 6, 2006. The fair value of the warrants issued to Mr. DiGenova will be accounted for as interest expense ratably over the maturity of the note issued to the seller.

In addition to the above, the seller agreed to provide a $3 million credit facility to Superior specifically to provide financing for advances of auction proceeds to consignors. The Company was also required to grant a guaranty of this obligation of its wholly owned subsidiary Superior and Mr. DiGenova was also required to grant a personal guaranty of such obligation. In consideration for the personal guaranty, the company granted a warrant to Mr. DiGenova to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.35 per share with an expiration date of July 6, 2006. The fair value of the warrants issued to Mr. DiGenova will be accounted for as interest expense ratably over the maturity of the note issued to the seller.

                         TANGIBLE ASSET GALLERIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     GRANTS  OF  WARRANTS  AND  ISSUANCE  OF  COMMON  STOCK

On July 3, 2001, in connection with the issuance of a note, the Company issued KSH Investment Fund, LLP a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.23 per share with an expiration date of July 3, 2006 valued at $30,000. Also pursuant to the issuance of the note, the Company issued 500,000 shares of the Company's common stock valued in the aggregate at $85,000. The fair value of the warrants and the common stock will be accounted for as interest over the life of the note.

     PRIVATE  PLACEMENT  OFFERING  OF  PREFERRED  STOCK

On July 6, 2001, the Company commenced a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carries an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, is convertible into 11 shares of the Company's common stock and provides for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies. The Company has sold $575,000 of the Series A Preferred Stock and unless otherwise extended in accordance with its terms, the offering is to close on October 31, 2001. Upon closing, the Company has the obligation to file an appropriate registration statement with the Securities and Exchange Commission covering all of the common shares issuable in accordance with the terms of the offering.