Form 10KSB40/A
period 2001-06-30
TANGIBLE ASSET GALLERIES INC
filed 2001-11-13
CIK 1091539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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

NET  SALES

The table below sets forth the primary sources of sales of the Company:

                           Six Months ended   Six Months ended   Twelve Months ended
                            June 30, 2001       June 30, 2000     December 31, 2000
                          ------------------ ------------------   -----------------
Net sales
  Coins- wholesale          $10,404,793   59%  $ 9,846,877   72%  $19,356,488   66%
  Coins- retail               6,746,182   38%    3,207,779   23%    8,519,773   29%
  Fine and decorative arts      565,060    3%      599,408    4%    1,649,878    6%
                          ------------------ ------------------   -----------------
Total net sales             $17,716,035  100%  $13,654,064  100%  $29,526,139  100%
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

                                    PART III


ITEMS 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are set forth below.

Name                    Positions

Silvano  A.  DiGenova        Chief Executive Officer and Chairman of the Board
                              of  Directors
Michael  R.  Haynes, Sr.     President, Chief Operating Officer, Chief Financial
                              Officer,  and  Director
Yvonne  E.  Wong  Chester    Director
Richard  Viola               President,  HotelInteractive,  Inc.,  Secretary and
                              Director
Robert  Escobio              Director
Arthur  Marcus               Director

SILVANO A. DIGENOVA is currently the Company's Chief Executive Officer and Chairman of the Company's Board of Directors. Mr. DiGenova founded TIA, what would later become the Company, in 1977. Mr. DiGenova is a recognized leader in the numismatic and fine arts field. In 1986, Mr. DiGenova helped form the Professional Coin Grading Service, the first widely accepted uniform grading system for rare coins. Mr. DiGenova has also worked with several very noted museums, institutions and world class auction houses, including the San Francisco Mint Museum, the Philadelphia International Coin Museum, Sotheby's, and Christie's, functioning as an agent on appraisals and private sales. Mr. DiGenova is on the Board of Directors of the Professional Numismatists Guild, a non-profit body overseeing coin and precious metal dealers. Mr. DiGenova is also on the Board of Directors of ICTA, which represents all tangibles and collectibles dealers in Washington, D.C. Mr. DiGenova attended the Wharton School of Business at the University of Pennsylvania for four years. However, Mr. DiGenova left Wharton in his fourth year to develop TIA, the Company's predecessor and did not obtain a degree from Wharton.

MICHAEL R. HAYNES is currently the Company 's President, Chief Operating Officer and Director. Mr. Haynes joined the Company on September 6, 2000. Mr. Haynes brings over 25 years of experience in business growth and development of fast growing companies including over 19 years experience in companies selling collectibles at auction, retail and wholesale in both public and private companies. Prior to joining the Company and commencing in January 2000, Mr. Haynes was President and Chief Operating Officer of Gavelnet.com, Inc. Prior to joining Gavelnet.com, Inc., Mr. Haynes was Executive Vice President and Chief Operating Officer of Emiliani Enterprises, Inc., a private held distribution company in consumer beauty products. In 1995, Mr. Haynes was Executive Vice President and Chief Operating Officer of Advanced Technological Solutions, Inc., a privately held company spun off from IBM. In 1993, Mr. Haynes was President and Chief Financial Officer of Greg Manning Auctions, Inc., a publicly held company in auctions, retail and wholesale of collectibles. He is one of the co-founders of ICTA, a Washington, D.C. trade association for dealers and auctioneers of tangible and collectible assets, and served on its board of directors from inception for nine years. Mr. Haynes holds an MBA and a BSME from Southern Methodist University and is a Certified Public Accountant and a Certified Financial Planner.

YVONNE E. WONG CHESTER was appointed to the Company's Board of Directors on November 27, 2000. Ms. Chester has been an attorney specializing in corporate and securities law for the past eighteen years who, in October 2000, retired as a partner of the Los Angeles based firm of Troy & Gould. Ms. Chester has extensive experience in public offerings including her involvement in the offerings of America West Airlines and Mail Boxes Etc. Prior to joining Troy & Gould in 1986, Ms. Chester was an associate at Mitchell, Silberberg & Knupp, Los Angeles. From 1982 to 1985 Ms. Chester was an associate at Rifkind & Sterling, Incorporated, Los Angeles. Ms. Chester is the co-author of, Chapter 5, "Committees of the Board of Directors" in Advising and Defending Directors and Officers, California Continuing Education of the Bar (1998). Ms. Chester will be serving as a member of the Board of Trustees of the Foundation Fighting Blindness, Baltimore, Maryland effective February 2001. Ms. Chester holds a J.D. and a B.S. degree from the University of California, Berkeley.

RICHARD VIOLA is President of the Company's wholly owned subsidiary HI. and Senior Vice President of Marketing for the Company. Mr. Viola joined the Company as a result of the business combination between the Company and HotleInteraactive in June 2001. Mr. Viola has served as President of
HotelInteractive since November 1998 and prior to that date was the Vice President of Sales & Marketing for the Long Island Voice from 1997 to 1998. From 1996 to 1997 Mr. Viola was the advertising manager for the Times Mirror magazine, Distinction. Between 1996 and 1996, Mr. Viola was the advertising and circulation manager for newsday.com. From 1980 to 1987 Mr. Viola served as director of cable programming and circulation for The Record, Bergen County, New Jersey. Mr. Viola was also the recipient of the 1996 Publishers Award of Distinction, a discussion leader at The American Press Institute and the recipient of the 1997 Special Recognition Award from the Hispanic Chamber of Commerce. Mr. Viola earned a bachelor's degree from Montclair State University in 1977 and completed the executive program at the Darden School of Business, University of Virginia in 1994.

ROBERT ESCOBIO was appointed to the Board of Directors on June 12, 2001 in conjunction with the business combination with HI. Mr. Escobio also serves on the Board of Directors of Thinkpath Inc. Mr. Escobio is currently the President and CEO of Capital Investment Services, Inc., an investment brokerage firm based in Florida. In this role, Mr. Escobio is responsible for all aspects of a "broker/dealer" including financial, compliance, sales and operational procedures. Mr. Escobio is also a Portfolio Manager for many prominent individuals and works with various international institutions, brokers, and dealers. Prior to Capital Investment Services, Mr. Escobio was the Executive Vice President and International Director for Brill Securities Inc. where he managed portfolios for numerous high net-worth customers and performed institutional trading. Mr. Escobio also had numerous managerial roles in companies such as Cardinal Capital Management, Smith Barney, Prudential Securities, and Dean Witter. Mr. Escobio holds an MBA and a BSBA in Finance and Management.

ARTHUR S. MARCUS, ESQ. was appointed to the Company's Board of Directors on June 12, 2001 in conjunction with the business combination with HI. Since April 2000, Mr. Marcus has served on the Board of Directors of Thinkpath Inc., a Nasdaq SmallCap listed company that specializes in IT staffing and recruiting. Mr. Marcus is a partner at the law firm of Gersten, Savage & Kaplowitz, LLP, legal counsel to the Company. Mr. Marcus joined Gersten, Savage & Kaplwoitz, LLP in 1991 and became a partner in 1996. Mr. Marcus specializes in the practice of United States Securities Law and has been involved in approximately 50 initial public offering and numerous merger and acquisition transactions. Mr. Marcus received a Juris Doctorate from Benjamin N. Cardozo School of Law in 1989.

ITEM  10  -  EXECUTIVE  COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the six months ended June 30, 2001, the year ended December 31, 2000 and the fiscal year ended December 31, 1999. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.




                                                                                  Long Term Compensation
                                          Annual Compensation                       Awards     Payouts

                                                                                   Securities
Name and                                                              Restricted   Underlying
Principal                                             Other Annual       Stock    Options SAR's  LTIP Payouts     All Other
Position         Year       Salary ($)   Bonus ($)   Compensation ($)   Awards ($)     (#)           ($)       Compensation ($)
-----------  ------------  ------------  ---------  -----------------  ----------  ------------  ------------  ----------------

Silvano
DiGenova
(CEO)                2001* $    141,666        -0-        -0-              -0-        500,000          -0-           -0-
                     2000       281,410        -0-        -0-              -0-             -0-         -0-           -0-
                     1999       250,000        -0-  $  5,875               -0-             -0-         -0-           -0-
Michael R.
Haynes
(President)          2001* $     85,853        -0-        -0-              -0-             -0-         -0-           -0-
                     2000        54,015        -0-        -0-              -0-        300,000          -0-           -0-
                     1999           n/a        n/a        n/a              n/a            n/a          n/a           n/a

Steve Gerhinger      2001*       67,883     69,462        -0-              -0-        600,000          -0-           -0-
                     2000       120,000    105,000        -0-              -0-             -0-         -0-           -0-
                     1999           n/a        n/a        n/a              n/a        750,000          n/a           n/a

Kenenth Kellar       2001*       67,883     69,462        -0-              -0-        600,000          -0-           -0-
                     2000       120,000    105,000        -0-              -0-             -0-         -0-           -0-
                     1999           n/a        n/a        n/a              n/a        750,000          n/a           n/a




     *  Six  months  ended  June  30,  2001

STOCK  OPTIONS  GRANTED  TO  EXECUTIVE  OFFICERS  BY  THE  COMPANY

The following table summarizes stock option grants by the Company during the six months ended June 30, 2001 to each of the executive officers identified in the Summary Compensation Table above. These stock options relate to the options to purchase the common stock of Tangible Asset Galleries, Inc.

               OPTION/SAR GRANTS IN SIX MONTHS ENDED JUNE 30, 2001
                               (INDIVIDUAL GRANTS)





                    NUMBER OF         PERCENT OF TOTAL
                    SECURITIES     OPTIONS/SAR'S GRANTED
                    UNDERLYING    TO EMPLOYEES IN THE SIX
                  OPTIONS/SAR'S    MONTHS ENDED JUNE 30,    EXERCISE OF BASE
NAME               GRANTED (#)            2001 (%)            PRICE ($/SH)     EXPIRATION DATE
----------------  --------------  ------------------------  -----------------  ----------------

Silvano DiGenova         500,000             61%              $           0.25     06/15/2006
Michael Haynes                      0              0%                           n/a            n/a
Steve Gehringer          600,000             27%              $           0.25     06/15/2006
Kenneth Kellar           600,000             27%              $           0.25     06/15/2006


AGGREGATED OPTION/SAR EXERCISES IN SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD-END OPTION/SAR VALUES

The following table summarizes exercises of stock options during the six months ended June 30, 2001 by each of the executive officers and the period-end value of unexercised options for such executive officers.

                       AGGREGATED OPTION/SAR EXERCISES IN
         SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD-END OPTION/SAR VALUES

                                                                             NUMBER OF UNEXERCISED
                                                                             SECURITIES UNDERLYING     VALUE OF UNEXERCISED IN-
                                                                           OPTIONS/SARS AT SIX MONTHS   THE-MONEY OPTIONS/SARS
                       SHARES ACQUIRED ON                 VALUE               ENDED JUNE 30, 2001        AT JUNE 30, 2001 ($)
NAME                      EXERCISE (#)                REALIZED ($)         EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
-----------------  ---------------------------  -------------------------  -------------------------  --------------------------

Silvano DiGenova             n/a                          n/a                      13,889/486,111                 0/0
Michael R. Haynes            n/a                          n/a                      50,000/250,000                 0/0
Steve Gehringer              n/a                          n/a                     850,000/500,000                 0/0
Kenneth Kellar               n/a                          n/a                     850,000/500,000                 0/0



EMPLOYMENT  AGREEMENTS

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

On  June  15, 2001 the Company entered into an employment agreement with Michael
R. Haynes, president of the Company, whereby the Company will pay an annual salary of $169,000 and bonus arrangements based on a sliding scale of 10% to 5% of fiscal year consolidate pre-tax income (as defined) of the Company subject to certain limitations and payable 25% in cash and 75% in the Company's common stock, a bonus of 25% of base salary payable in the Company's common stock if market capitalization of the Company's common stock exceeds $100,000,000 for a specified period and a bonus of 5% of the base salary payable in the Company's common stock if average market capitalization increases by 20% over the average market capitalization of the prior fiscal year subject to certain limitations.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 30, 2001, the names and the indirect and direct beneficial ownership of the Company's Common
Stock for (i) each executive officer of the Company, (ii) each director of the Company, (iii) each person known to the Company to be the beneficial owner of more that 5% of the outstanding shares, and (iv) all directors and officers as a group.

                                                                                     PERCENT OF
                                                                                     BENEFICIAL        COMMON STOCK
NAME(1)                                       POSITION WITH COMPANY          COMMON STOCK OWNERSHIP(2) OUTSTANDING(2)
-------------------------------------  ------------------------------------  ------------------------  -------------
                                       Chief Executive Officer and
Silvano DiGenova(3)                    Chairman of the Board                              19,929,667           46.4%
-------------------------------------  ------------------------------------  ------------------------  -------------
                                       President, Chief Operating Officer,
Michael Haynes(4)                      Chief Financial Officer and Director                   66,667             <1%
-------------------------------------  ------------------------------------  ------------------------  -------------
                                       Senior Vice President Marketing
Richard Viola(5)                       and Director                                        1,148,078            2.7%
-------------------------------------  ------------------------------------  ------------------------  -------------
Robert Escobio(6)                      Director                                              909,319            2.1%
-------------------------------------  ------------------------------------  ------------------------  -------------
Yvonne E. Wong Chester(7)              Director                                                8,988             <1%
-------------------------------------  ------------------------------------  ------------------------  -------------
Arthur S. Marcus, Esq.(8)              Director                                                3,320             <1%
-------------------------------------  ------------------------------------  ------------------------  -------------
Steven Bayern(9)                       n/a                                                 3,492,677            8.1%
-------------------------------------  ------------------------------------  ------------------------  -------------
Patrick Kolenick(10)                   n/a                                                 3,492,677            8.1%
-------------------------------------  ------------------------------------  ------------------------  -------------
Andrew M. Denis(11)
11 Fairwind Court Northport,
NY 11768                               n/a                                                 2,487,936            5.8%
-------------------------------------  ------------------------------------  ------------------------  -------------
Toni Giovanetti(12)
11 Fairwind Court Northport,
NY 11768                               n/a                                                 2,503,682            5.8%
-------------------------------------  ------------------------------------  ------------------------  -------------
All Officers and Directors as a
Group; total six persons                                                                  22,066,039           51.3%
-------------------------------------  ------------------------------------  ------------------------  -------------


(1) Except as set forth above, the address of each individual is 3444 Via Lido, Newport Beach, California 92663.

(2) Based upon information furnished to the Company by the directors and executive officers or obtained from the Company's stock transfer books showing 37,510,643 shares of common stock outstanding as of September 30, 2001. The Company is informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. Also includes 5,465,907 common stock equivalents resulting from "beneficial ownership" . For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of September 30, 2001, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 4,443,367 shares of Common Stock issuable upon the exercise of options and warrants that are currently exercisable or exercisable within the next 60 daysDoes not include 458,333 shares of Common Stock with respect to options exercisable at dates in excess of 60 days from the date hereof.

(4) Consists of 66,667 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable at any time within the next 60 days. Does not include 233,333 shares of Common Stock with respect to options exercisable at dates in excess of 60 days from the date hereof.

(5) Includes 80,144 shares of Common Stock issuable upon the exercise of warrants that are currently exercisable or exercisable within the next 60 days. Does not include 300,000 shares of Common Stock with respect to options exercisable at dates in excess of 60 days from the date hereof.

(6) Includes 160,569 shares of Common Stock issuable upon the exercise of options and warrants which are currently exercisable or exercisable within the next 60 days. Does not include 141,700 shares of Common Stock with respect to options exercisable at dates in excess of 60 days from the date hereof.

(7) Includes 8,988 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days. Does not include 51,012 shares of Common Stock with respect to options exercisable at dates in excess of 60 days from the date hereof.

(8) Includes 3,320 shares of Common Stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days. Does not include 56,680 shares of Common Stock with respect to options exercisable at dates in excess of 60 days from the date hereof.

(9) Includes 227,907 shares of Common Stock issuable upon the exercise of warrants which are currently exercisable or exercisable within the next 60 days

(10) Includes 227,907 shares of Common Stock issuable upon the exercise of warrants which are currently exercisable or exercisable within the next 60 days

(11) Includes 162,343 shares of Common Stock issuable upon the exercise of warrants currently exercisable or exercisable within the next 60 days.

(12) Includes 163,370 shares of Common Stock issuable upon the exercise of warrants currently exercisable or exercisable within the next 60 days.(1)

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the six months ended June 30, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

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

On June 25, 2001, the Company entered into an advisory agreement with Robert Escobio a director of the Company, pursuant to which Mr. Escobio is to provide advice to the Company with respect to financial planning and corporate capital structure. In consideration for rendering such services, the Company shall pay Mr. Escobio an annual fee of $100,000 and grants to Mr. Escobio warrants to purchase 100,000 shares of Common Stock.

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

On June 15, 2001, the Company entered into an advisory agreement with Steven Bayern, the former Chairman of HI and a shareholder of 5% or more of the Company's common stock, pursuant to which Mr. Bayern is to provide advice to the Company with respect to corporate governance matters and corporate strategy. In consideration for rendering such services, the Company shall pay Mr. Bayern an annual fee of $50,000.

On June 15, 2001, the Company entered into a three-year consulting agreement with Cyndel & Co., Inc. expiring June 2004 to provide financial advice and other financial consulting services at the rate of $120,000 per year. The agreement also provides for fees to be paid to Cyndel in the event that Cyndel provides advice or other consulting services directly relating to the sale of equity securities or the placement of any debt securities. Cyndel is owned by Steven Bayern and Patrick Kolenick, shareholders of more than 5% of the Company's common stock.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.     DESCRIPTION


(2.1)*     Agreement and Plan of Merger by and between Tangible Asset Galleries,
Inc., Tangible Asset Acquisition Corporation and HotelInteractive, Inc. dated April 9, 2001. (previously filed as Exhibit 2.1 of Form 8-K dated July 2, 2001)

(2.2)*     Asset Purchase Agreement by and between Superior Galleries, Inc. and
Tangible Acquisition II Corporation dated July 6, 2001. (previously filed as
Exhibit 2.1 of Form 8-K dated July 20, 2001)

(3.1)*     Articles of Incorporation of Austin Land & Resources, Inc. filed on August 30, 1995.

(3.2)*     Amendments to the Articles of Incorporation of Austin Land &
Resources, Inc., changing the name of the Company to Tangible Asset Galleries, Inc.

(3.3)*     Amendment to the Articles of Incorporation of Tangible Asset
Galleries, Inc. adding a class of preferred stock. (previously filed in Schedule 14-C dated July 24, 2000

(3.4)*     Amendment to the Articles of Incorporation of Tangible Asset
Galleries, Inc. increasing the number of authorized common shares. (previously filed in Schedule 14-C dated August 7, 2001)

(3.5)      Certificate of Designation of the Company's Series A $5.00
Convertible Preferred Stock

(3.6)*     Bylaws of the Company

(4.1)      Revolving Promissory Note by and between Tangible Acquisition II
Corporation and Superior Galleries, Inc. dated July 6, 2001.

(4.2)      Commercial Demand Note by and between Tangible Collectibles, Inc.
and National Recovery Limited Partnership dated November 13, 2000

(10.1)*    Convertible Promissory Note by and between Tangible Asset Galleries,
Inc. and Silvano DiGenova dated December 31, 2000.

(10.2)*    Promissory  Note  by  and  between Tangible Asset Galleries, Inc.
and Silvano DiGenova dated December 31, 2000.

(10.3)*    Lease dated September  20,  1999 by and between
Tangible Asset Galleries, Inc.  and  LJR  Lido Partners  LP.

(10.4)*    Lease dated  December 31, 1999 by and between
Gehringer and Kellar, Inc. and Stephen J. Gehringer and Kenneth J. Kellar.

--------------------
*Previously filed

(B)  REPORTS  ON  FORM  8-K

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

On July 2, 2001, the Company filed a Current Report on Form 8-K dated June 26, 2001 reporting the acquisition of HotelInteractive, Inc.

On July 20, 2001, the Company filed a Current Report on Form 8-K dated July 6, 2001 reporting the acquisition of certain assets of Superior Galleries, Inc.

On August 3, 2001, the Company filed a Current Report on Form 8-K dated July 20, 2001 reporting the change in fiscal year end from December 31 to June 30.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 7,  2001



                         TANGIBLE ASSET GALLERIES, INC.
                                  (Registrant)

By:  /s/  Michael  R.  Haynes
          ----------------------------
          Michael  R.  Haynes
          President and Chief Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                       Capacity     Date
---------                       --------     ----
/s/  Silvano  DiGenova          Director     November 7, 2001
     -----------------------
     Silvano  DiGenova

/s/  Michael  R.  Haynes        Director     November 7, 2001
     -----------------------
     Michael  R.  Haynes

/s/  Yvonne E. Wong Chester     Director     November 7,  2001
     -----------------------
     Yvonne E. Wong Chester

/s/  Richard  Viola             Director     November 7, 2001
     -----------------------
     Richard  Viola

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