Form 10QSB
period 2001-09-30
TANGIBLE ASSET GALLERIES INC
filed 2001-12-27
CIK 1091539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

    [ X ]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
            Act  of  1934

    For the quarterly period ended September 30, 2001

    [   ]  Transition report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

    For the transition period from ___________ to ___________

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

     Yes  [ X ]     No [   ]


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title of each class of Common Stock       Outstanding  as  November 26, 2001
   -----------------------------------       -----------------------------------
   Common  Stock,  $0.001  par  value                    37,690,643


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [   ]     No  [ X ]

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited) and June 30, 2001.

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2001 and 2000.

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2001 and 2000.

Notes to Interim Consolidated Financial Statements (Unaudited) at September 30, 2001.

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

Item 3.     Defaults Upon Senior Securities.

Item 4.     Submission of Matters to a Vote of Security Holders.

Item 5.     Other Information.

Item 6.     Exhibits and Reports on Form 8-K.

                                  PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

                             TANGIBLE ASSET GALLERIES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       September 30, 2001    June 30, 2001
                                                                                          (Unaudited)
                                                                                      --------------------  ---------------
ASSETS
CURRENT ASSETS
   Cash                                                                               $           487,470   $      226,425
   Accounts receivable                                                                          1,951,931          996,480
   Notes receivable                                                                               486,657                -
   Due from employees                                                                              88,656           71,235
   Inventories                                                                                  7,292,143        8,761,422
   Prepaid expense and other                                                                      398,834          233,415
                                                                                      --------------------  ---------------
Total current assets                                                                           10,705,691       10,288,977

PROPERTY AND EQUIPMENT, NET                                                                       785,745          519,198

GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                                       2,162,332        3,049,071
OTHER ASSETS                                                                                       45,161           44,927
                                                                                      --------------------  ---------------
Total assets                                                                          $        13,698,929   $   13,902,173
                                                                                      ====================  ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Lines of credit                                                                    $         2,238,720   $    1,040,000
   Accounts payable and accrued expenses                                                        3,200,266        3,522,558
   Deferred revenue                                                                                78,690           78,854
   Notes payable                                                                                2,497,259        1,623,652
   Notes payable to related parties                                                             3,055,173        3,000,000
   Obligations under capital lease                                                                 17,265           20,324
                                                                                      --------------------  ---------------
                                                                                               11,087,373        9,285,388

LONG-TERM LIABILITIES
   Notes payable to related parties, net of current portion                                       760,505          789,194
   Notes payable, net of current portion                                                           20,351           16,541
   Obligations under capital lease, net of current portion                                          2,346            3,235
   Deferred taxes                                                                                  10,000           10,000
                                                                                      --------------------  ---------------
Total liabilities                                                                              11,880,575       10,104,358
                                                                                      --------------------  ---------------

REDEEMABLE, CONVERTIBLE PREFERRED STOCK
Series A $5.00, 110,000 shares outstanding (September),1,400,000 shares designated                550,000                -
                                                                                      --------------------  ---------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 18,600,000 shares authorized and undesignated                         -                -
Common stock, $0.001 par value, 50,000,000 shares authorized; 37,690,643 (September)
and 37,510,643 (June) issued and outstanding                                                       37,691           37,511
   Additional paid in capital                                                                   6,432,481        6,285,400
   Accumulated deficit                                                                         (5,201,818)      (2,525,096)
                                                                                      --------------------  ---------------
                                                                                                1,268,354        3,797,815
                                                                                      --------------------  ---------------
Total liabilities and shareholders' equity                                            $        13,698,929   $   13,902,173
                                                                                      ====================  ===============

 See accompanying notes to unaudited interim condensed consolidated financial statements.



                         TANGIBLE ASSET GALLERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                  Three months ended September 30,
                                                                        2001             2000
                                                                 ------------------  -------------
NET SALES                                                        $       9,157,477   $ 7,591,879

COST OF SALES                                                            7,981,362     6,112,810
                                                                 ------------------  -------------

GROSS PROFIT                                                             1,176,115     1,479,069

Selling, general and administrative expenses                             2,109,838     1,541,710


Write-down of goodwill                                                   1,400,000             -
                                                                 ------------------  -------------

Loss from operations                                                    (2,333,723)      (62,641)

OTHER INCOME(EXPENSE)
   Interest income                                                          19,070         1,437
   Interest expense                                                       (314,707)     (202,965)
   Other income (expense)                                                  (34,362)            -
                                                                 ------------------  -------------
                                                                          (329,999)     (201,528)
                                                                 ------------------  -------------

LOSS BEFORE INCOME TAXES                                                (2,663,722)     (264,169)

INCOME TAX PROVISION                                                         2,000         5,656
                                                                 ------------------  -------------
NET LOSS                                                         $      (2,665,722)  $  (269,825)
                                                                 ==================  =============

Net loss per common share

    Basic                                                        $           (0.07)  $     (0.01)
                                                                 ==================  =============
    Diluted                                                      $           (0.07)  $     (0.01)
                                                                 ==================  =============
    Weighted average of number of common and common equivalent
shares outstanding                                                      37,632,896    18,482,221
                                                                 ==================  =============

  See accompanying notes to unaudited interim condensed consolidated financial statements.


                         TANGIBLE ASSET GALLERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      September 30,
                                                             ----------------------------
                                                                  2001           2000
                                                             ---------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income                                            $   (2,665,722)  $ (269,825)

Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                    183,481       17,003
   Write-down of goodwill                                         1,400,000            -
   Fair value of warrants, options and common stock granted          85,029       10,750

Changes in assets or liabilities
   Accounts receivable                                             (955,451)    (476,856)
   Notes receivable                                                (486,657)           -
   Inventories                                                    1,469,279     (989,821)
   Prepaid expenses and other                                       (65,609)       9,291
   Increase in other assets                                            (234)         204
   Accounts payable and accrued expenses                           (322,103)   1,108,795
                                                             ---------------  -----------
Net cash used in operating activities                            (1,357,987)    (590,459)
                                                             ---------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                              (39,342)           -
   Other                                                                          38,087
   Acquisition of assets                                           (200,000)           -
                                                             ---------------  -----------

Net cash used in investing activities                              (239,342)      38,087
                                                             ---------------  -----------

   See accompanying notes to unaudited interim condensed consolidated financial statements.


                         TANGIBLE ASSET GALLERIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

                                                                         September 30,
                                                                      2001          2000
                                                                 ---------------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings under lines of credit                                     1,198,720          -
   Borrowings under notes payable                                       376,417    543,000
   Payments on notes payables                                          (200,000)         -
   Net increase in related party debt                                    26,484    191,328
   Repayments on obligations under capital lease                         (3,948)    (1,500)
   Issuance of preferred stock net of offering expenses                 460,701          -
   Issuance of common stock                                                   -     70,000
                                                                 ---------------  ---------

Net cash provided by financing activities                             1,858,374    802,828
                                                                 ---------------  ---------

Net increase in cash                                                    261,045    250,456

Cash, beginning of period                                               226,425     39,706
                                                                 ---------------  ---------

Cash, end of period                                              $      487,470   $290,162
                                                                 ===============  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                   $      150,552   $202,158
                                                                 ===============  =========
      Income taxes                                               $            -   $      -
                                                                 ===============  =========

During the three months ended September 30, 2001, the Company issued a dividend of common stock on the outstanding shares of preferred stock with the following effect:

Increase in common shares outstanding                                    55,000
                                                                 ===============
Increase in common stock                                         $           55
                                                                 ===============
Increase in additional paid in capital                           $       10,945
                                                                 ===============
Decrease in accumulated deficit                                  $       11,000
                                                                 ===============

During the three months ended September 30, 2001, in connection with the acquisition of assets by the Company for a wholly owned subsidiary, the seller of such assets received a note for $701,000 as part of the consideration for such assets.


   See accompanying notes to unaudited interim condensed consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of June 30, 2001 has been derived from the audited consolidated financial statements of Tangible Asset Galleries, Inc. ("TAG") at that date.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements for the six months ended June 30, 2001 contained in TAG's Annual Report on Form 10-KSB/A filed on November 13, 2001.


As of September 30, 2001, the holder of a note changed status with respect to the Company such that the holder was no longer considered a related party.
Consequently, the note balance for such holder as of June 30, 2001 has been reclassified for comparative purposes from related party notes payable to notes payable.


2.     DESCRIPTION  OF  BUSINESS

Tangible Asset Galleries, Inc. ("TAG") and its wholly owned subsidiaries, Gehringer and Kellar dba Keystone Stamp & Coin Exchange ("Keystone"), Tangible Collectibles, Inc. ("TCI"), HotelInteractive, Inc. ("HI"), Vintageroadshow.com ("VRS") and Superior Galleries, Inc. ("SGI") (collectively the "Company") are primarily wholesalers and retailers of rare coins, fine art and collectibles. The Company is based in Newport Beach, California along with TCI and VRS. The Company's Keystone unit operates in Allentown, Pennsylvania while the Company's HI unit is located in Huntington, New York and the Company's SGI unit is located in Beverly Hills, California.

On June 25, 2001, the Company acquired all the outstanding common shares of HI, an Internet-based publisher of news and information by merging HI with and into a newly formed wholly owned subsidiary of the Company with HI as the survivor. In consideration, the Company issued 18,755,345 shares of common stock, which were valued at the estimated market value of approximately $0.182 per share at the time of issuance, and warrants to purchase 1,407,587 shares of the Company's common stock with an aggregate value of $3,497,928. On July 3, 2001, the Company acquired all the outstanding shares of Vintageroadshow.com, a company that was an active buyer and seller on the Internet of collectibles for the total consideration of 25,000 shares of the Company's common stock with an aggregate value of $4,250. On July 6, 2001, the Company acquired substantially all of the assets of Superior Galleries, Inc., a California corporation, a company that is an auctioneer of rare coins. In consideration, the Company, through SGI, paid $200,000 and issued a non-interest bearing promissory note payable to the seller for $701,000, secured by all the purchased assets, and guaranteed by the Company and the principal stockholder and chief executive officer of the Company.

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


3.     LINES  OF  CREDIT

On October 31, 2000, the Company renegotiated its line of credit with a bank lowering the maximum principal amount under the line-of-credit to $1,840,000 and expiring on April 28, 2001. The renegotiated line-of-credit bears interest at the bank's prime rate, plus 2.50% and is collateralized by substantially all of the assets of the Company and the personal guarantee of the Company's chief executive officer and principal stockholder. The renegotiated line-of-credit also required monthly principal payments equal to $50,000 per month for three consecutive months and $75,000 per month for two consecutive months. On April 28, 2001, the Company renegotiated the line-of-credit to expire on June 29, 2001 and to provide for principal payments of $100,000 per month with a principal reduction of $400,000 at May 31, 2001 and the remaining balance due at June 29, 2001. On June 29, 2001, the line-of-credit was renegotiated to expire on January 31, 2002 with principal payments of $100,000 per month and the remaining balance due on the expiration date. The outstanding balance on the line-of-credit as of September 30, 2001 and June 30, 2001 was $940,000 and $1,040,000, respectively. During the three months ended September 30, 2001, the Company discussed the schedule for principal payments with the bank and alternative uses for Company funds. In oral negotiations with the bank, some of the payment requirements were waived for the three months ended September 30, 2001.

On July 3, 2001, SGI signed a revolving promissory note in the aggregate amount of $3,000,000 bearing interest at 4% over the prime rate and secured by assignment of the notes receivable from consignors to SGI and the collateral provided by each consignor with a note receivable, with such collateral simultaneously irrevocably consigned for sale at auction by SGI. The balance outstanding on the note may increase or decrease based on 100% of the value of the assigned consignor notes. The note is due on July 3, 2002 and is guaranteed by the Company and personally guaranteed by the Company's chief executive officer and principal stockholder. The balance at September 30, 2001 was $1,298,720.


4.     NOTES  PAYABLE

On November 10, 1999 the Company entered into a demand loan agreement in the amount of $200,000, with interest payable monthly at the prime rate plus 4.50% per annum. The demand loan is collateralized by specific rare coins in inventory, which are being held by the lender. The outstanding balance as of September 30, 2001 was $203,000.

The Company signed a long term loan agreement dated October 17, 2000, secured by a delivery van and payable in 60 monthly installments of principal and interest at an annual interest rate of 5.9%. The outstanding balance as of September 30, 2001 was $19,837.

On February 20, 2001, the Company signed an agreement to finance the premium on the renewal of one of the Company's insurance policies. The outstanding balance as of September 30, 2001 was $6,599.

On various dates during the three months ended September 30, 2001, the Company received advances on consignment agreements with unaffiliated auctioneers and dealers to sell property owned by the Company with such advances generally bearing interest at the annual rate of 12%. Accrued interest and principal is due at the conclusion of the auctions or sales contracts, as the case may be, usually 45 days after the auction date or after the contract date. The outstanding balance on these advances as of September 30, 2001 was $431,706.

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


On November 15, 2000, the Company entered into a demand convertible note payable, bearing interest at 13.5%, interest payable monthly, with a profit sharing interest in a subsidiary of the Company secured by inventory of that subsidiary, convertible into common stock at $.75 per share for the first $500,000 and $1.00 per share for the remaining $500,000. On October 1, 2001, the Company amended the note and increased the permitted balance by $375,000 for a total of $1,375,000 available. At September 30, 2001, the outstanding balance was $1,080,468.

On July 3, 2001, the Company signed a promissory note in the amount of $275,000 payable to KSH Investment Fund, LLP secured by the proceeds from any offering of equity securities, in the minimum amount of $500,000 managed by KSH Investment Group, Inc., and the assets of the Company. The promissory note bears interest at the annual rate of 10% is due the earlier of the closing of any such offering or one year.

On July 6, 2001, the Company completed the acquisition of the assets placed in SGI, pursuant to which SGI issued a non-interest bearing promissory note payable to the seller for $701,000, secured by all the assets of SGI and guaranteed by the Company and the principal stockholder and chief executive officer of the Company. The note provides for periodic payments up to January 10, 2002. The outstanding balance at September 30, 2001 was $501,000.

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

5.     NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes  payable  to  related  parties  consist  of  the  following:


                                                                            SEPTEMBER 30, 2001    June 30, 2001
                                                                           --------------------  ---------------
Subordinated note payable to Company's chief executive officer and principal stockholder, bearing interest at 9.5% per annum for three months and 12.5% per annum to maturity with interest payable monthly in arrears.  The note was issued in full satisfaction of a note of the same amount maturing January 1, 2001 with interest at 10% per annum. The note matures December 31, 2004, at which time all outstanding principal
and interest is due.                                                       $           760,505   $      789,194

Subordinated convertible note payable to Company's chief executive officer and principal stockholder; bearing interest at 9.5% per annum for three months and 12.5% per annum to maturity with interest payable monthly in arrears.  The note is convertible into common shares of the
Company at $0.22 per share, as specified in the agreement.  The note was issued in full satisfaction of a note of the same amount maturing
March 31, 2004 that was convertible at $1.00 per share with interest at
9% per annum, but in default at December 31, 2000. The note matures in
June 30, 2002.                                                                       1,400,000        1,400,000


Note payable to the previous owners of Gehringer and Kellar, Inc. d/b/a
Keystone Coin & Stamp; principal is due in full on demand, with interest payable monthly at annual rates from prime rate to 8%; secured by all
assets of Gehringer and Kellar, Inc.                                                 1,575,000        1,600,000


Unsecured demand note payable to the president of a wholly owned
subsidiary bearing interest at the rate of 10% per annum.                               80,173                -
                                                                           --------------------  ---------------

                                                                                     3,815,678        3,789,194

Less current portion                                                                (3,055,173)      (3,000,000)
                                                                           --------------------  ---------------
                                                                           $           760,505   $      789,194
                                                                           ===================   ===============

6.     GOODWILL

The Company has re-evaluated its investment in HI as a result of circumstances changing from the date of acquisition. The Company has not realized the success it had planned for integration of HI's Internet software and information reporting into the collectibles field, nor has the Company realized planned success in the cross-marketing of collectibles to the subscribers of the HI online services. As a result of these circumstances, the Company has re-valued the estimated goodwill associated with HI and recorded a charge to earnings of $1,400,000.

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

7.     COMMITMENTS

     CONSULTING  AGREEMENTS

On August 6, 2000, the Company entered into a consulting agreement with RLH Enterprises, Inc. ("RLH") to render services relating to all activities encompassing the purchase, marketing and sale of rare coins on behalf of the Company on an exclusive basis. The agreement provides for a compensation based on the greater of a guaranteed fee of $285,000 per year or 37.5% of income before taxes, as defined in the agreement, for the operations of TCI. In October 2001, after review of the performance of TCI under the consulting agreement and the related financing agreement, TCI and RLH mutually agreed to terminate the consulting agreement. TCI continues in operations, however, it is the intent of the Company to wind up and cease operations by March 31, 2002.

8.     REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK

On July 6, 2001, the Company commenced a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carries an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, is convertible into 11 shares of the Company's common stock and provides for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies. The offering closed on October 31, 2001 with sales of 15,000 shares of preferred stock for $75,000, from October 1, 2001 to the closing, with aggregates sales from the offering of $625,000. The Series A Preferred Stock is redeemable after March 31, 2004 for cash, at the option of the holder, in the amount of $5.50 per share, with such aggregate amount for each holder payable in ten (10) equal quarterly installments, the first such payment due the quarter immediately following the redemption date. Since the option to redeem into cash is at the option of the holder, the Company has classified this security on the balance sheet between total liabilities and stockholders' equity.

9.     SUBSEQUENT  EVENTS

On November 27, 2001, in connection with the long term payment of an account payable relating to the purchase of inventory, the Company agreed to issue 90,000 shares of common stock to the seller of the inventory.

On November 27, 2001, in connection with a contract for legal services, the Company agreed to issue 400,000 shares of common stock to a law firm.

On November 27, 2001, in connection with a contract for financial consulting services, the Company agreed to issue 75,000 shares of common stock to a consultant.

On November 27, 2001, in connection with a contract for the purchase and sale of inventory, the Company agreed to issue 480,000 shares of common stock to the seller of the inventory.

On November 27, 2001, in connection with a contract dated June 25, 2001 for financial consulting services with Robert Escobio, a director of the Company, the Company issued 1,333,320 shares of common stock in full satisfaction of all of the future obligations of the Company pursuant to that agreement.

                         TANGIBLE ASSET GALLERIES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

On November 27, 2001, in connection with the terms for the sale of assets and the assumption of liabilities of Keystone, such liabilities including $1,300,000 in related party notes as of such date, with Steve Gehringer and Kenneth Kellar, former owners of Keystone and currently executive officers of Keystone, the Company agreed to issue 325,000 shares of common stock, 162,500 to each of Mr. Gehringer and Mr. Kellar. Operations of Keystone have been transferred to the former owners pursuant to the negotiations while the final accounting and written agreement are being finalized. As a result of the transfer, the liabilities of the Company as of such date have been reduced by at least $1,300,000.

On November 27, 2001, in connection with an extension of term under a financing agreement for $675,000 with Steve Gehringer and Kenneth Kellar, former owners of Keystone and currently executive officers of Keystone, the Company agreed to issue 337,500 shares of common stock, 168,750 to each of Mr. Gehringer and Mr. Kellar.

On November 27, 2001, in connection with an extension of term under a financing agreement with NRLP for TCI, the Company agreed to issue 480,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock to NRLP.

On November 27, 2001, in connection with the agreement to issue his personal guaranty, the Company agreed to issue to Silvano DiGenova, a principal shareholder, Chief Executive Officer and Chairman of the Board of the Company, for obligations of the Company, a warrant to purchase 400,000 shares of common stock of the Company.

On November 27, 2001, for services rendered for the period beginning July 1, 2001 to November 27, 2001, the Company granted to certain employees and board members an aggregate of 500,000 stock options to purchase shares of common stock of the Company at exercise prices from $0.05 to $0.10 per share.

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

On December 30, 1999, the Company acquired all the outstanding common shares of Gehringer and Keller, Inc. d.b.a. Keystone Coin & Stamp Exchange ("Keystone"). Keystone is a wholesale, retailer and auctioneer of rare coins located in Allentown, Pennsylvania. See "Future Operating Plans" below.

On September 15, 2000, the Company incorporated Tangible Collectibles, Inc. ("TCI") as a wholly owned subsidiary for the purpose of transacting business with independent contractors in the rare coin markets. See "Future Operating Plans" below.

On June 25, 2001, the Company acquired all the outstanding common shares of HotelInteractive, Inc. ("HI"), an Internet-based publisher of news and information by merging HI with and into a newly formed wholly owned subsidiary of the Company with the subsidiary as the survivor. Pursuant to the acquisition, the stockholders of HI received 18,755,345 shares of the Company's common stock and warrants to purchase an aggregate of 1,407,587 shares of the Company's common stock in exchange for 100% of their shares of stock in HI. Management intention was to utilize the knowledge and technology base of HI to expand the Company's selling efforts on the Internet. The Company is currently re-assessing its plans for HI. Please see "Future Operating Plans" below for further details.

On July 3, 2001, the Company acquired all the outstanding shares of Vintageroadshow.com ("VRS"), a company that was an active buyer and seller on the Internet and a PowerSellerTM and Premier Seller on eBay.com for the total consideration of 25,000 shares of the Company's common stock.

On July 6, 2001, the Company acquired substantially all of the assets of Superior Galleries, Inc., a California corporation, a company that is an auctioneer of rare coins located in Beverly Hills, California for $200,000 in cash and a note for $701,000 payable over six months. The Company placed those assets in a newly formed wholly owned subsidiary which was named Tangible Acquisition II, Inc., a Nevada corporation. Pursuant to the asset acquisition agreement, the Company also purchased the name "Superior Galleries" and such agreement required the seller to change corporate names, which allowed the Company to rename Tangible Acquisition II, Inc. (a Nevada corporation) to Superior Galleries, Inc. (a Nevada corporation) ("SGI"). The seller retained certain rights to the name "Superior Galleries" in the stamp and space memorabilia markets for a period of two years from the date of the acquisition, and as a result, SGI is restricted from doing business in either the rare stamp or space memorabilia markets for such period.

RESULTS  OF  OPERATIONS

The following table sets forth the periods indicated, the percentage of net revenue represented by each item in the Company's consolidated statements of operations.


                                                     Three months ended September 30,
                                                     -----------------------------------
                                                             2001                  2000
                                                    ----------------------------  ------
NET SALES                                                                 100.0%  100.0%
COST OF SALES                                                              87.2%   80.5%
                                                    ----------------------------  ------
GROSS PROFIT                                                               12.8%   19.5%
Selling, general and administrative expenses                               23.0%   20.3%
Write-down of goodwill                                                     15.3%    0.0%
                                                    ----------------------------  ------
Loss from operations                                                      -25.5%   -0.8%
OTHER INCOME(EXPENSE)
   Interest income                                                          0.2%    0.0%
   Interest expense                                                        -3.4%   -2.7%
   Other income (expense)                                                  -0.4%    0.0%
                                                    ----------------------------  ------
                                                                           -3.6%   -2.7%
                                                    ----------------------------  ------
LOSS BEFORE INCOME TAXES                                                  -29.1%   -3.5%
INCOME TAX PROVISION                                                        0.0%    0.1%
                                                    ----------------------------  ------
NET LOSS                                                                  -29.1%   -3.6%
                                                    ============================   =====


FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000

The Company's net loss for the three months ended September 30, 2001 was $2,665,722, an increase in the net loss of $2,395,897 as compared to a net loss of $269,825, for the three months ended September 30, 2000. The decrease in profitability was primarily the result of the recognition of the write-down of goodwill of $1,400,000, losses of approximately $370,000 incurred in expenses prior to a major auction that did not recognize revenue until October 2, 2001, two days after the end of the reporting period, and losses incurred as a result of the substantial decrease in sales in September 2001, a month that is seasonally and historically one of the best months of the fiscal year, due to the national economic impact and slowdown related to the disaster at the World Trade Center in New York, New York on September 11, 2001.

The effect of the September 11, 2001 disaster is illustrated by the following table showing net revenues and gross profit from the Company's principal operations:

                   For the month ended September 30,
                   ---------------------------------
                          2001            2000                   Change
                   ---------------    ---------------   -----------------------
  Net Revenues      $     984,187     $     2,657,899   $ (1,673,712)     -63%
                   ===============    ===============   =======================
  Gross Profit      $      88,108     $       737,257   $   (649,149)     -88%
                   ===============    ===============   =======================

NET  REVENUES

The table below reflects the breakdown of the Company's primary areas of revenue.



                                  Three months ended September 30,
                           -- -------------------------------------------
                                    2001                  2000
                           ------------------------  --------------------
Net Revenues
  Coins - Wholesale        $      5,509,143   60.2%   $3,716,711   49.0%
  Coins - Retail                  3,524,999   38.5%    2,923,676   38.5%
  Fine Art & Collectibles           113,260    1.2%      951,492   12.5%
  Other Revenues                     10,075    0.0%            0    0.0%
                           -------------------------  --------------------

Total Net Revenues         $      9,157,477  100.0%   $7,591,879  100.0%
                           ========================   ===================


Net revenues for the three months ended September 30, 2001 increased $1,565,598 or 21% to $9,157,477 from $7,591,879 for the three months ended September 30, 2000. Notwithstanding the substantial decrease in revenues for the month ended September 30, 2001, this increase was primarily due to the impact of the inclusion of the net revenue from TCI during the current quarter. Although the Company's subsidiaries SGI and HI were operational for the entire three months ended September 30, 2001, the contribution to revenue from such sources was only $188,384, or 2% of total revenue for the Company for such period, due to the nature of start-up operations for HI and the timing of the recognition of the commission revenue from the major auction held by SGI on October 2, 2001, which auction realized gross commission income of $235,855 in October 2001. Wholesale rare coin sales increased 48% to $5,509,143 for the three months ended September 30, 2001 from $3,716,711 for the three months ended September 30, 2000. Wholesale sales for the three months ended September 30, 2001 provided 60% of net revenues as compared to 49% of net revenues for the same period from 2000. This increase is due primarily to the substantial increase in wholesale sales at the annual numismatic convention held in August 2001 over the same convention in August 2000. Retail rare coin sales increased from $2,923,676 (or 39% of net revenues) for the three months ended September 30, 2000 to $3,524,999 (or 39% of net revenues) for the three months ended September 30, 2001, an increase of $601,323 or 21%. This increase was attributable to the retail emphasis of TCI in the three months ended September 30, 2001 and the Company's continued focus on retail sales. Fine art and collectible sales for the three months ended
September 30, 2001 decreased $838,232 to $113,260 from $951,492 in the three months ended September 30, 2000, primarily as a result of a large estate liquidation held in September 2000.

COST  OF  SALES

Cost of sales for the three months ended September 30, 2001 increased to $7,981,362, or 87% of net sales, from $6,112,810, or 81% of net sales for the three months ended September 30, 2000. The increase in cost of sales as a percentage of revenue, in the current period over comparable period, was due to
(a) the generally lower margins contributed by TCI as compared to the margins contributed by the Company; and (b) the lower margins from sales in September 2001, primarily a result of lower retail sales with higher margins in the sales mix for such month related to the economic effect of the disaster of September 11, 2001 in New York. The Company's cost of sales as percentage of net revenue will vary from period to period depending on the prevailing market forces and the mix of products sold. Additionally, the Company's Keystone unit, due to its high percentage of wholesale revenue has a significantly higher cost of sales as a percentage of revenue as compared to the Company's Tangible Asset Galleries ("TAG") unit.

GROSS  PROFIT

Gross profit for the three months ended September 30, 2001 decreased $302,954, or 20%, to $1,176,115 from $1,479,069 for the three months ended September 30, 2000. This decrease in gross profit is principally due to the significantly lower sales in September 2001, and the significantly lower contribution to gross profit for such period, than seasonally and historically realized by the Company in previous years. The significantly lower sales for September 2001 was directly related to the economic impact of the disaster that occurred in New York on September 11, 2001 and the resulting decrease in retail customer interest in the Company's product line during the immediate days following the disaster. In the principal operations of the Company, gross profit for the month of September
2001 was decreased $649,149 from $737,257 in September 2000 to $88,108 in September 2001.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2001 increased to $2,109,838 from $1,541,710 for the three months ended September 30, 2000, an increase of $568,128, or 37%. Significantly contributing to this increase were the operations of SGI and HI, two subsidiaries with operations that were not included in these expenses for the three months ended September 30, 2000. SGI and HI contributed $613,761 toward such increase for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Selling, general and administrative expenses from continuing same operations decreased $45,633. For continuing same operations for the periods September 30, 2001 and 2000, selling, general and administrative expenses were 17% and 20%, respectively, notwithstanding the substantial decrease in revenues for the three months ended September 30, 2001 without a corresponding decrease in the fixed expenses of the Company.

WRITE-OFF  OF  GOODWILL

The Company re-evaluated its investment in HI as a result of circumstances changing from the date of acquisition. The Company has not realized the success it had planned for integration of HI's Internet software and information reporting into the collectibles field, nor has the Company realized planned success in the cross-marketing of collectibles to the subscribers of the HI online services. As a result of these circumstances, the Company has re-valued the estimated goodwill associated with HI and recorded a charge to earnings of $1,400,000.

OTHER  INCOME  AND  EXPENSES

Other expenses for the three months ended September 30, 2001 increased to $329,999 from $269,825 for the three months ended September 30, 2000. This increase was primarily due to increases in interest expense for TCI as additional working capital credit was available to increase inventories resulting in increased net sales.

PROVISION  FOR  INCOME  TAXES

The provision for income taxes for the three months ended September 30, 2001 and 2000 was $2,000 and $5,656, respectively, as the Company carries a net operating loss carryforward for federal income tax purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash increased $261,045 for the three months ended September 30, 2001 to $487,470 at September 30, 2001 as compared with $226,425 at June 30, 2001.

Working capital decreased $1,385,271 at September 30, 2001 from $1,003,589 at June 30, 2001 to a negative $381,682 at September 30, 2001. Working capital declined primarily as a result of the Company incurring a short term note payable to pay for the acquisition of the fixed assets for SGI with a balance due at September 30, 2001 of $501,000. Of the remaining working capital components, there was a significant reduction in inventory of $1,469,279 at September 30, 2001, from $8,761,422 at June 30, 2001 to $7,292,143. Accounts receivable increased $955,451 at September 30, 2001 to $1,951,931 from $996,480 at June 30, 2001 as a result of increased sales for the three month period ended September 30, 2001. Notes receivable increased to $486,657 at September 30, 2001 from $0 at June 30, 2001 as a result of the auction advance notes issued by SGI to consignors, while holding the consigned goods as collateral. Accounts payable decreased $322,292 from $3,522,558 at June 30, 2001 to $3,200,266 at

September 30, 2001. The increase in notes receivable were financed by an increase in borrowings under a credit line $1,198,720, while notes payable increased $873,607 to $2,497,259 at September 30, 2001 from $1,623,652, primarily as a result of the financing of the asset acquisition of SGI as reported above in the amount of $501,000.

Net cash used in investing activities for the three months ended September 30, 2001 was $239,342 consisting primarily of the cash acquisition of the assets for $200,000 for SGI.

Net  cash  provided by financing activities for the three months ended September
30, 2001 was $1,858,374, consisting primarily of the increase in borrowings under the credit lines, the note payable for the acquisition of the assets of SGI and the sale of preferred stock of the Company.

On August 30, 1999, the Company obtained a $2,000,000 line-of-credit agreement with a bank that bore interest at the bank's prime rate, plus 1.5% (10.25% at December 31, 1999). The line-of-credit agreement was renegotiated on April 30, 2000 and renegotiated again on October 31, 2000, lowering the maximum principal amount under the line-of-credit to $1,840,000 and expiring on April 28, 2001. The renegotiated line-of-credit bears interest at the bank's prime rate, plus 2.50% (12.00% at December 31, 2000) and is collateralized by substantially all of the assets of the Company and the personal guarantee of the Company's chief executive officer and principal stockholder. The renegotiated line-of-credit also required monthly principal payments equal to $50,000 per month for three consecutive months and $75,000 per month for two consecutive months. On April 28, 2001, the Company renegotiated the line-of-credit to expire on June 29, 2001 and to provide for principal payments of $100,000 per month with a principal reduction of $400,000 at May 31, 2001 and the remaining balance due at June 29, 2001. On June 29, 2001, the line-of-credit was renegotiated to expire on January 31, 2002 with principal payments of $100,000 per month and the remaining balance due on the expiration date. During the three months ended September 30, 2001, the Company discussed the schedule for principal payments with the bank and alternative uses for Company funds. In oral negotiations with the bank, some of the payment requirements were waived for the three months ended September 30, 2001.

The Company will need to seek a replacement lender to finance the short term liquidity needs of the Company's operations. In order for the Company to maintain operations at its current sales level, it will be necessary for the Company to identify a replacement lender that can provide credit to support the Company's inventory and receivable balances. There can be no assurance that the Company will locate a lender to provide funding on terms acceptable to the Company.

On November 16, 2000, the Company, through its wholly owned subsidiary TCI, executed a convertible loan and security agreement in favor of National Recovery Limited Partnership ("NRLP") in the amount of $1,000,000, payable on demand at an annual interest rate of 13.5% (payable monthly in arrears), with origination fees of 1.5% of the original principal amount, and secured by the inventories of TCI and guarantees from the Company and the Company's principal stockholder and chief executive officer. The loan is convertible, at any time and at the sole option of NRLP, into the Company's common shares in two blocks of $500,000. The first $500,000 is convertible into 666,666 common shares and the remaining $500,000 is convertible into 500,000 common shares. The agreement provides for additional compensation to NRLP in the form of profit sharing calculated as 25% of TCI's income before income taxes, as defined. NRLP also received warrants to purchase 250,000 shares of common stock of the Company at a price of $0.375 per share with an expiration of three years from the date of issue. On October 1, 2001, the Company and NRLP amended the convertible loan and security agreement to increase the maximum amount outstanding under the note by $375,000 to an aggregate of $1,375,000.

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

On June 25, 2001, the Company completed the acquisition of HI, pursuant to which the Company issued 18,755,345 shares of the Company's "restricted" common stock and 1,407,587 warrants to purchase common stock of the Company to the former shareholders of HI for all the outstanding common shares of HI. Pursuant to the acquisition, the Company received $3,498,928 fair value in assets acquired, including $707,270 in cash and assumed $344,230 in liabilities.

On July 3, 2001, the Company signed a promissory note in the amount of $275,000 payable to KSH Investment Fund, LLP secured by the proceeds from any offering of equity securities, in the minimum amount of $500,000 managed by KSH Investment Group, Inc., and the assets of the Company. The promissory note bears interest at the annual rate of 10% is due the earlier of the closing of any such offering or one year. In connection with the issuance of the promissory note, the Company issued KSH Investment Fund, LLP a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.23 per share with an expiration date of July 3, 2006 and 100,000 shares of the Company's common stock.

On July 3, 2001, the Company acquired all the outstanding shares of VRS, for the total consideration of 25,000 shares of the Company's "restricted" common stock to the former shareholders of VRS for all the outstanding common shares of VRS.

On July 6, 2001, the Company completed the acquisition of the assets placed in SGI, pursuant to which SGI issued a non-interest bearing promissory note payable to the seller for $701,000, secured by all the assets of SGI and guaranteed by the Company and the principal stockholder and chief executive officer of the Company. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,402,000 shares of the common stock of the Company, at an exercise price of $0.21 per share with an exercise period expiring on July 5, 2006. In addition, on the same date, SGI signed a revolving promissory note in favor of the seller in the maximum amount of $3,000,000, secured by notes receivable from consignors who had taken auction advances using their consigned property as collateral. The revolving promissory note bears an annual interest rate of 4.0% above the prime lending rate and is guaranteed by the Company and the principal stockholder and chief executive officer of the Company. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,500,000 shares of the common stock of the Company, at an exercise price of $0.35 per share with an exercise period expiring on July 5, 2006.

On July 6, 2001, the Company initiated a private placement of its Series A $5.00 Redeemable 8% Convertible Preferred Stock through Capital Investment Services, Inc., a broker dealer controlled by Robert Escobio, a member of the Company's board of directors. As of September 30, 2001, the Company had sold 110,000 shares of the Series A preferred stock with gross proceeds of $550,000.

On September 30, 2001, pursuant to the Series A Convertible Preferred Stock, the Company issued a dividend of 55,000 shares of common stock to the holders of the Series A Convertible Preferred Stock.

The Company relies on short term debt to provide adequate working capital for the Company's business, However, there can be no assurances that the Company will be able to secure adequate working capital financing or any other financing suitable for the purposes of the Company at prices which the Company will deem to be acceptable to the Company.

The Company has incurred losses since July 1999 and the line of credit expires in January 2002. In addition, the Company is dependent on substantial short term and due on demand financing from various vendors, related parties and retail customers. The Company has renegotiated its line of credit with the bank several times and has obtained waivers from the bank for certain covenants and requirements under the terms of the line of credit. In order to fund present and future operations, the Company needs to secure a new line of credit, secure long term financing or raise additional funds through private equity or debt placements. As of the date of this report, the Company has raised $625,000 in additional equity capital although this equity capital may be insufficient to permit the Company to execute its operating plan. While the Company has initiated plans to return to profitability and to secure additional financing and/or to raise additional capital, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

CAPITAL  EXPENDITURES

The Company did not incur any material capital expenditures for property, plant and equipment during the three months ended September 30, 2001. The Company did invest $901,000 in all the assets of a targeted acquisition and those assets were placed in SGI. These acquired assets included (a) property, plant and equipment valued at $109,479; (b) leasehold improvements valued at $100,000; (c) computer software valued at $100,000; (d) customer names valued at $246,300; and
(e)  goodwill  valued  at  $345,221.

FUTURE  OPERATING  PLANS

As a result of the analysis of operations of the operating subsidiaries, management has begun to explore various alternatives for its future growth.

One of the decisions made by management in the three months ended September 30, 2001 was to re-evaluate the investment in HI. While there have been certain benefits from the acquisition, the circumstances have changed in the expectations for HI as the Company has not realized the success it had planned for integration of HI's Internet software and information reporting into the collectibles field. Further, the Company has not realized planned success in the cross-marketing of collectibles to the subscribers of the HI online services. As a result of these circumstances, the Company has estimated the fair market value of the goodwill associated with HI and recorded a charge to earnings of $1,400,000. Management is exploring opportunities for the future of HI as a part of the operating entities of the Company. Although discussions are in progress relating to HI, there can be no assurance that any agreement may be concluded on terms deemed favorable to the Company.

Management has also examined the contribution margin for operations of TCI, especially in view of the cost of financing TCI and the profit sharing arrangement with contractors and lenders. In October 2001, after review of the performance of TCI under the consulting agreement and the related financing agreement, TCI and RLH mutually agreed to terminate the consulting agreement. TCI continues in operations, however, since the operations of TCI are virtually identical to those of the Company, it is the intent of the Company to eliminate the redundancies and wind up and cease operations in TCI by March 31, 2002.

The Company has reviewed the operations of Keystone with management of Keystone and the contribution of Keystone to the consolidated net income of the Company, especially considering the profit sharing arrangement in the compensation of the principal executives and former owners of Keystone. The Company has negotiated an agreement with management of Keystone to sell the assets and assign the liabilities of Keystone, which has been approved by the board of directors of the Company subject to and contingent upon a final accounting and a written agreement. Operations of Keystone have been transferred to the former owners pursuant to the negotiations while the final accounting and written agreement are being finalized. It is anticipated that the agreement and final accounting will be completed by January 31, 2002. Net revenues for Keystone for the three months ended September 30, 2001 and for the six months ended June 30, 2001 were $3,286,151 and $5,469,020, respectively, with a net income of $6,854 and a net loss of $1,048 for the two periods respectively.

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

Some of the market conditions that could cause the dollar volume spent in our auctions to decrease include the following:
      -fewer  works  of  art  offered  for  sale;
      -decline in the prices buyers are willing to pay; and -shifts in consumer trends.
As buyers' tastes change and economic conditions fluctuate, the supply, demand and dollar volume of fine and decorative art and collectibles sales could decrease, which could have a material adverse effect on our business, operating results and financial condition.

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

OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK.

Our revenue, expenses and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include (without limitation):
     -the supply and demand of rare coins in wholesale and retails markets; -consumer trends affecting the popularity of coins, artwork and other collectibles  that  we  auction  and  sell  from  time  to  time;
     -fluctuations  in  the  price  of  precious  metals;
     -our success in expanding our retail sales of rare coins and collectibles; -personnel changes;
     -our  inability  to  maintain  customer  satisfaction;
     -the  size  and  timing  of capital expenditures and other costs associated with  the  expansion  of  our  business  and  infrastructure;
     -our  inability  to  resell  our inventory of rare coins, artwork and other collectibles  in  a  timely  manner;
     -price  competition  or  changes  in  our  pricing policies or those of our competitors  and  pricing  changes  in  our  industries;
     -our  inability  to  maintain  gross  margins;
     -the availability and cost of financing to continue and complete our expansion and the development of our on-line business;
     -our  success  in  expanding  our  sales  and  distribution  channels.

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

OUR INABILITY TO MANAGE GROWTH EFFECTIVELY COULD AFFECT OUR BUSINESS MATERIALLY AND ADVERSELY.

Tangible is experiencing a significant period of growth and increased personnel, marketing and acquisition related costs, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. Tangible's ability to manage future increases, if any, in the scope of its operations or personnel will depend on the expansion of its marketing and sales, management, operational and financial capabilities. The failure of Tangible's management to effectively manage the expansion of its business could have a material adverse effect on Tangible's business, results of operations and financial condition. To manage this growth we must do the following:

     -establish  and  develop  operational,  financial  and  management systems;
     -train,  manage  and  motivate  our  growing  employee  base;
     -hire additional technology and operations personnel; and -hire additional fine art and other specialists and appraisers.

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

The preceding discussion should be read in conjunction with, and is qualified in its entirety by, the Interim Consolidated Financial Statements and related notes thereto included elsewhere herein and the annual Consolidated Financial Statements and related notes thereto for the six months ended June 30, 2001 contained in the Company's Annual Report on Form 10-KSB/A filed on November 13, 2001. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

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

The Company's wholly owned subsidiary HotelInteractive, Inc. is the defendant in a lawsuit instituted by Neon Microscript Corporation dated June 8, 2000 in the Supreme Court of the State of New York, County of Suffolk, that alleges breach of contract. The Company's counsel has reviewed the case and without admitting any responsibility, counsel has advised that it is probable that the Company's subsidiary may have a financial liability of $100,000. Accordingly, the financial statements of the Company have accrued such amount to record this contingency.

The Company has been named as the defendant in a lawsuit initiated by plaintiffs Steve Bayern and CynDel & Co., Inc. dated November 11, 2001 in the Supreme Court of the State of New York, County of New York, that alleges breach of contract in the approximate amount of $450,000, representing the aggregate of monthly fees to be paid for approximately three years. The Company has not yet responded to the lawsuit and therefore it is not currently possible to reasonably determine at this time any probable liability to the Company.

Other than the lawsuits described above, the Company is not currently involved in any litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2  -  CHANGES  IN  SECURITIES

On July 3, 2001, the Company acquired all the outstanding shares of Vintageroadshow.com, for the total consideration of 25,000 shares of the Company's common stock to the former shareholders of Vintageroadshow.com for all the outstanding common shares of Vintageroadshow.com. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 3, 2001, pursuant to a loan agreement with KSH Investment Fund, LLP, the Company issued 100,000 shares of common stock and a warrant to purchase 500,000 shares of common stock. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by
Section  4(2)  of  the  Securities  Act  of  1933.

On July 6, 2001, the Company began the offering of a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carries an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, is convertible into 11 shares of the Company's common stock and provides for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies. As of the date of this report, the Company has sold $625,000 of the Series A Preferred Stock to ten accredited investors. The offering closed on October 31, 2001. The issuance of such shares was made pursuant to an exemption from registration provided by Rule 506 Regulation D of the Securities Act of 1933.

On July 6, 2001, in connection with the agreement to issue his personal guaranty, the Company issued to Silvano DiGenova, a principal shareholder, Chief Executive Officer and Chairman of the Board of the Company, for obligations of the Company and its subsidiary SGI in the aggregate of $3,701,000, two warrants to purchase shares of common stock of the Company in the amounts of 1,402,000 and 1,500,000, respectively. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

On November 27, 2001, in connection with the long term payment of an account payable relating to the purchase of inventory, the Company agreed to issue 90,000 shares of common stock to the seller of the inventory. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 27, 2001, in connection with a contract for legal services, the Company agreed to issue 400,000 shares of common stock to the law firm. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 27, 2001, in connection with a contract for financial consulting services, the Company agreed to issue 75,000 shares of common stock to a consultant. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 27, 2001, in connection with a contract for the purchase and sale of inventory, the Company agreed to issue 480,000 shares of common stock to the seller of the inventory. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by
Section  4(2)  of  the  Securities  Act  of  1933.

On November 27, 2001, in connection with a contract dated June 25, 2001 for financial consulting services with Robert Escobio, a director of the Company, the Company agreed to issue 1,333,320 shares of common stock in full satisfaction of all of the future obligations of the Company pursuant to that agreement. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 27, 2001, in connection with the terms for assuming liabilities of Keystone for $1,300,000 with Steve Gehringer and Kenneth Kellar, former owners of Keystone and currently executive officers of Keystone, the Company agreed to issue 325,000 shares of common stock, 162,500 to each of Mr. Gehringer and Mr. Kellar. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 27, 2001, in connection with an extension of term under a financing agreement for $675,000 with Steve Gehringer and Kenneth Kellar, former owners of Keystone and currently executive officers of Keystone, the Company agreed to issue 337,500 shares of common stock, 168,750 to each of Mr. Gehringer and Mr. Kellar. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 27, 2001, in connection with an extension of term under a financing agreement with NRLP for TCI, the Company agreed to issue 480,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock to NRLP. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 27, 2001, in connection with the agreement to issue his personal guaranty, the Company agreed to issue to Silvano DiGenova, a principal shareholder, Chief Executive Officer and Chairman of the Board of the Company, for obligations of the Company, a warrant to purchase 400,000 shares of common stock of the Company. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by
Section  4(2)  of  the  Securities  Act  of  1933.

On November 27, 2001, for services rendered for the period beginning July 1, 2001 to November 27, 2001, the Company granted to certain employees and board members 500,000 stock options to purchase shares of common stock of the Company at exercise prices from $0.05 to $0.10 per share. The issuance was an isolated transaction made without general solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

EXHIBIT  NO.     DESCRIPTION

(2.1)* Agreement and Plan of Merger by and between Tangible Asset Galleries, Inc., Tangible Asset Acquisition Corporation and HotelInteractive, Inc. dated April 9, 2001 (previously filed as Exhibit 2.1 of Form 8-K dated July 2, 2001).

 (2.2)*     Asset Purchase Agreement by and between Superior Galleries, Inc. and
Tangible  Acquisition  II  Corporation  dated  July 6, 2001 (previously filed as
Exhibit  2.1  of  Form  8-K  dated  July  20,  2001).

(4.1)*     Revolving  Promissory  Note  by  and  between Tangible Acquisition II
Corporation and Superior Galleries, Inc. dated July 6, 2001 (previously filed as
Exhibit  4.1  of  Form  10-KSB/A  filed  on  November  13,  2001).

(4.2)*     Commercial Demand Note by and between Tangible Collectibles, Inc. and
National Recovery Limited Partnership dated November 13, 2000 (previously filed as Exhibit 4.2 of Form 10-KSB/A filed on November 13, 2001).

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

_______________
*  Previously  filed

(B)     REPORTS  ON  FORM  8-K

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




     TANGIBLE  ASSET  GALLERIES,  INC.


       /s/ Michael R. Haynes
     ---------------------------------------------
     By:  Michael  R.  Haynes
     Its: President  and Chief  Financial Officer



Dated:  December  27,  2001