Form 10QSB
period 2001-12-31
TANGIBLE ASSET GALLERIES INC
filed 2002-03-18
CIK 1091539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

    [ X ]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
            Act  of  1934

    For the quarterly period ended December 31, 2001

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

     Yes  [ X ]     No [   ]


     Indicate the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

   Title of each class of Common Stock       Outstanding as February 15, 2002
   -----------------------------------       -----------------------------------
   Common  Stock,  $0.001  par  value                    41,211,463


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [   ]     No  [ X ]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

Consolidated Balance Sheets at December 31, 2001 (Unaudited) and June 30,  2001.

Consolidated Statements of Operations (Unaudited) for the three months and six months ended December 31, 2001 and 2000.

Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2001 and 2000.

Notes to Interim Consolidated Financial Statements (Unaudited) at December 31, 2001.

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

Item 3.     Defaults Upon Senior Securities.

Item 4.     Submission of Matters to a Vote of Security Holders.

Item 5.     Other Information.

Item 6.     Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                          TANGIBLE ASSET GALLERIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                 December 31, 2001  June 30, 2001
                                                                                      ------------  ------------
                                                                                       (unaudited)
                                                                                      ------------  ------------
ASSETS
CURRENT ASSETS
   Cash                                                                               $    75,836   $   226,425
   Accounts receivable                                                                  1,548,645     1,067,715
   Notes receivable                                                                       573,979             -
   Inventories                                                                          4,102,960     8,761,422
   Prepaid expense and other                                                              420,336       233,415
                                                                                      ------------  ------------
Total current assets                                                                    6,721,756    10,288,977
PROPERTY AND EQUIPMENT, NET                                                               709,665       519,198
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                               1,176,766     3,049,071
OTHER ASSETS                                                                               29,525        44,927
                                                                                      ------------  ------------
Total assets                                                                          $ 8,637,712   $13,902,173
                                                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Lines of credit                                                                    $ 1,233,612   $ 1,040,000
   Accounts payable and accrued expenses                                                2,302,807     3,522,558
   Deferred revenue                                                                        26,446        78,854
   Notes payable, net of current portion                                                1,467,061     1,623,652
   Notes payable to related parties                                                     1,400,000     3,000,000
   Repurchase agreement                                                                   955,394             -
   Obligations under capital lease                                                         17,265        20,324
                                                                                      ------------  ------------
                                                                                        7,402,585     9,285,388
LONG-TERM LIABILITIES
   Notes payable to related parties, net of current portion                               740,412       789,194
   Notes payable                                                                           19,173        16,541
   Obligations under capital lease, net of current portion                                  1,046         3,235
   Deferred taxes                                                                          10,000        10,000
                                                                                      ------------  ------------
Total liabilities                                                                       8,173,216    10,104,358
                                                                                      ------------  ------------
REDEEMABLE, CONVERTIBLE PREFERRED STOCK
Series A $5.00, 125,000 shares outstanding (December), 1,400,000 shares designated,
liquidation preference at $5.10 per share                                                 625,000             -
                                                                                      ------------  ------------
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 13,600,000 shares authorized and undesignated                 -             -
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,211,463 (December)
and 37,510,643 (June) issued and outstanding                                               41,211        37,511
   Additional paid in capital                                                           6,645,033     6,285,400
   Accumulated deficit                                                                 (6,846,748)   (2,525,096)
                                                                                      ------------  ------------
                                                                                         (160,504)    3,797,815
                                                                                      ------------  ------------
Total liabilities and shareholders' equity                                            $ 8,637,712   $13,902,173
                                                                                      ============  ============


 See accompanying notes to unaudited interim consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                            Six months ended December 31,   Three months ended December 31,
                                                    2001          2000          2001          2000
                                                ------------  ------------  ------------  ------------
NET SALES                                       $10,457,550   $10,651,870   $ 4,304,453   $ 5,612,518

COST OF SALES                                     8,693,393     8,746,053     3,306,466     4,851,519
                                                ------------  ------------  ------------  ------------

GROSS PROFIT                                      1,764,157     1,905,817       997,987       760,999

Commission income                                   226,209             -       226,209             -

Selling, general and administrative expenses      3,238,917     2,363,267     1,503,748     1,100,169

Write-down of goodwill                            2,138,841             -       738,841             -
                                                ------------  ------------  ------------  ------------

Loss from operations                             (3,387,392)     (457,450)   (1,018,393)     (339,170)
                                                ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)
   Interest income                                   44,548         5,778        25,478         4,341
   Interest expense                                (607,474)     (412,170)     (319,188)     (226,834)
   Other income (expense)                            30,782        (4,656)       65,144        (5,000)
                                                ------------  ------------  ------------  ------------
                                                   (532,144)     (411,048)     (228,566)     (227,493)
                                                ------------  ------------  ------------  ------------

Loss from continuing operations                  (3,919,536)     (868,498)   (1,246,959)     (566,663)

Loss on discontinued operations (Note 9)           (199,889)      (68,808)     (208,743)     (100,817)
Loss from disposal of discontinued operations      (201,875)            -      (201,875)            -
                                                ------------  ------------  ------------  ------------
                                                   (401,764)      (68,808)     (410,618)     (100,817)

                                                ------------  ------------  ------------  ------------
NET LOSS                                        $(4,321,300)  $  (937,306)  $(1,657,577)  $  (667,480)
                                                ============  ============  ============  ============

Net loss per common share
    From continuing operations                  $     (0.10)  $     (0.05)  $     (0.03)  $     (0.03)
    From discontinued operations                      (0.01)            -         (0.01)        (0.01)
                                                ------------  ------------  ------------  ------------
    From net loss, basic                        $     (0.11)  $     (0.05)  $     (0.04)  $     (0.04)
                                                ============  ============  ============  ============
    From net loss, fully diluted                $     (0.11)  $     (0.05)  $     (0.04)  $     (0.04)
                                                ============  ============  ============  ============
Weighted average of number of common and
common equivalent shares outstanding             38,316,069    18,605,026    39,006,114    18,730,683
                                                ============  ============  ============  ============

 See accompanying notes to unaudited interim consolidated financial statements.





                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                                                                                  December 31,
                                                                                               2001          2000
                                                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                   $(4,321,300)  $  (937,306)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                               498,157        59,672
   Write-down of goodwill                                                                    2,138,841             -
   Fair value of warrants, options and common stock granted                                    278,174       152,500

Changes in assets or liabilities
   Accounts receivable                                                                      (1,485,843)      100,024
   Notes receivable                                                                           (573,979)            -
   Inventories                                                                               3,736,798      (785,737)
   Prepaid expenses and other                                                                    3,662       (82,922)
   Increase in other assets                                                                     15,402       (49,720)
   Accounts payable and accrued expenses                                                      (733,248)     (485,990)
   Deferred Revenue                                                                            (52,409)            -

                                                                                           ------------  ------------
Net cash used in operating activities                                                         (495,744)   (2,029,479)
                                                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                          (50,262)      (31,418)
Acquisition of assets                                                                       (200,000)            -

                                                                                           ------------  ------------
Net cash used in investing activities                                                         (250,262)      (31,418)
                                                                                           ------------  ------------

 See accompanying notes to unaudited interim consolidated financial statements.




                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (CONTINUED)


                                                                                       December 31,
                                                                                    2001         2000
                                                                                ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under lines of credit                                  193,612      (50,000)
   Borrowings under notes payable                                                         -      684,265
   Payments on notes payable                                                       (854,959)
   Net (reduction) increase in related party debt                                  (219,708)   1,326,716
   Increase in repurchase agreement                                                 955,394
   Repayments on obligations under capital lease                                     (5,248)      (4,168)
   Issuance of preferred stock net of offering expenses                             526,326            -
   Issuance of common stock                                                               -       70,000
                                                                                ------------  -----------
Net cash provided by financing activities                                           595,417    2,026,813
                                                                                ------------  -----------
Net decrease in cash                                                               (150,589)     (34,084)

Cash, beginning of period                                                           226,425       39,706
                                                                                ------------  -----------

Cash, end of period                                                             $    75,836   $    5,622
                                                                                ============  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                                  $   441,785   $  458,259
                                                                                ============  ===========
      Income taxes                                                              $         -   $        -
                                                                                ============  ===========
During the six months ended December 31, 2001, the Company issued a dividend of common stock on the outstanding shares of preferred stock with the following effect:
Increase in common shares outstanding                                                55,000
                                                                                ============
Increase in common stock                                                        $        55
                                                                                ============
Decrease in additional paid in capital                                          $       (55)
                                                                                ============
During the six months ended December 31, 2001, the Company completed several non-cash transactions as outlined by the following:
    Transfer of Keystone assets
        Non-cash operating activities                                           $ 1,440,074
                                                                                ============
        Non-cash financing activities                                           $(1,429,074)
                                                                                ============
    Issuance of stock or warrants for services                                  $  (468,757)
                                                                                ============
    Purchase of assets
        Non-cash investing activities                                           $  (701,000)
                                                                                ============
        Non-cash financing activities                                           $   701,000
                                                                                ============
    Issuance of stock for purchase of subsidiary                                $    (4,250)
                                                                                ============

 See accompanying notes to unaudited interim consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                    Unaudited


1.     BASIS  OF  PRESENTATION  AND  ACCOUNTING  POLICIES

     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of June 30, 2001 has been derived from the audited consolidated financial statements of Tangible Asset Galleries, Inc. ("TAG") at that date.

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements for the six months ended June 30, 2001 contained in TAG's Annual Report on Form 10-KSB/A filed on November 13, 2001.

     Adoption  of  New  Accounting  Policy

     Due to the addition of SGI (see Note 2 below) and the related business activity, revenues from the sale of consigned goods is recognized as commission income on such sale if the Company is acting as an agent for the consignor. If in the process of selling consigned goods, the Company makes an irrevocable payment to a consignor for the full amount due on the consignment and the corresponding receivable from the buyer(s) has not been collected by the Company at that payment date, the Company records that payment as a purchase and the sale of the consigned good(s) to the buyer as revenue as the Company has assumed all collection risk.

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

     On June 25, 2001, the Company acquired all the outstanding common shares of HotelInteractive, Inc., an Internet-based publisher of news and information by merging HI with and into a newly formed wholly owned subsidiary of the Company with HI as the survivor. In consideration, the Company issued 18,755,345 shares of common stock, which were valued at the estimated market value of approximately $0.182 per share at the time of issuance, and warrants to purchase 1,407,587 shares of the Company's common stock with an aggregate value of $3,497,928 (see Note 11).

     On July 3, 2001, the Company acquired all the outstanding shares of Vintageroadshow.com, a company that was an active buyer and seller on the Internet of collectibles for the total consideration of 25,000 shares of the Company's common stock with an aggregate value of $4,250.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                    Unaudited


On July 6, 2001, the Company acquired substantially all of the assets of Superior Galleries, Inc., a California corporation, a company that is an auctioneer of rare coins. In consideration, the Company, through SGI, paid $200,000 and issued a non-interest bearing promissory note payable to the seller for $701,000, secured by all the purchased assets, and guaranteed by the Company and the principal stockholder and chief executive officer of the Company. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,402,000 shares of the common stock of the Company, at an exercise price of $0.21 per share with an exercise period expiring on July 5, 2006. In addition, on the same date, SGI signed a revolving promissory note in favor of the seller in the maximum amount of $3,000,000, secured by notes receivable from consignors who had taken auction advances using their consigned property as collateral. The revolving promissory note bears an annual interest rate of 4.0% above the prime lending rate and is guaranteed by the Company and the principal stockholder and chief executive officer of the Company. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,500,000 shares of the common stock of the Company at an exercise price of $0.35 per share with an exercise period expiring on July 5, 2006. The warrants were valued at $90,000 and of this amount, $45,000 has been charged ratably to earnings for the six months ended December 31, 2001.

Previously, the Company had negotiated an agreement with management of Keystone ("Keystone Buyers") to divest the assets and assign the liabilities of Keystone, which has been approved by the board of directors of the Company subject to and contingent upon a final accounting. Operations of Keystone were transferred to the Keystone Buyers on November 28, 2001 pursuant to the negotiations while the final accounting and written agreement were being finalized. On February 22, 2002, a final accounting was agreed with the Keystone Buyers and the transaction has been substantially completed (see Note 9).

Through the Company subsidiary SGI, the Company sells at auction property of consignors as well as its owned property, primarily rare coins. The aggregate of the sales of property owned and property consigned at auction, retail and wholesale for the six months and three months ended December 31, 2001 and 2000 is shown in the following table:



                                     Six months ended December 31, Three months ended December 31,
                                            2001          2000          2001          2000
                                         ------------  -----------  ------------  ----------
Sales of owned property                  $10,353,461   $10,651,870  $ 4,210,439   $5,612,518
Sales of consigned property                1,604,920             -    1,604,920            -
Service sales                                104,089             -       94,014
                                         ------------  -----------  ------------  ----------
AGGREGATE SALES OF SERVICE AND PROPERTY   12,062,470    10,651,870    5,909,373    5,612,518
Less sales for consignors                 (1,604,920)            -   (1,604,920)           -
                                         ------------  -----------  ------------  ----------
NET SALES                                $10,457,550   $10,651,870  $ 4,304,453   $5,612,518
                                         ============  ===========  ============  ==========


                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                    Unaudited


3.     NOTES RECEIVABLE

Through SGI, the Company provides collectors and dealers with financing generally secured by rare coins that the Company has in its possession. The secured loans are advances to borrowers and secured by the borrower's consigned property. The borrowers are contractually committed, in the near term, to sell the property at auction (a "Consignor Advance"). The Consignor Advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The loans are made with full recourse to the borrower. The Company's general policy is to make Consignor
Advances on a secured basis at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower; however, in certain circumstances the Company will lend on a secured basis at loan to value ratios higher than 50% up to 60%. The annual interest rate charged on Consignor Advances is generally 12%. At December 31, 2001, the Company was carrying an aggregate of notes receivable (Consignor Advances) of $573,979 and since SGI was not a part of consolidated operations until July 2001, no Consignor Advances were outstanding at June 30, 2001.

4.     LINES  OF  CREDIT

     On June 29, 2001, the line-of-credit with a bank was renegotiated to expire on January 31, 2002 with principal payments of $100,000 per month and the remaining balance due on the expiration date. On January 31, 2002, the line-of-credit was renegotiated to expire on September 30, 2002 and requires principal payments of $50,000 on February 15 and 28, 2002, followed by monthly principal payments of $50,000 for three months through May 2002, followed by principal payments of approximately $100,000 per month to September 2002. The outstanding balance on the line-of-credit as of December 31, 2001 and June 30, 2001 was $626,393 and $1,040,000, respectively. The Company is not permitted to increase borrowings under this line-of-credit.

     On July 6, 2001, as a part of the transaction whereby assets of the business were purchased, SGI signed a revolving promissory note (the line-of-credit) with the seller of the assets in the aggregate amount of $3,000,000 bearing interest at 4% over the prime rate and secured by assignment of the notes receivable from consignors of property to SGI. Such notes were received by SGI as evidence of loans made by SGI to such consignors with repayment of the notes from the proceeds of the sale of irrevocably consigned property by such consignors through SGI. Each note is secured by the consigned property associated with each consignor. The line-of-credit is due on July 5, 2002 and is guaranteed by the Company and personally guaranteed by the Company's chief executive officer and principal stockholder. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,402,000 shares of the common stock of the Company at an exercise price of $0.21 per share with an exercise period expiring on July 5, 2006. The warrants were valued at $84,120 and of this amount, $15,000 has been charged ratably to earnings for the six months ended December 31, 2001. The balance at December 31, 2001 was $601,297 with availability under the revolving promissory note of $2,398,703 provided that SGI has notes receivable and collateral from consignors of property.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                    Unaudited
5.     NOTES  PAYABLE

     The Company signed a long term loan agreement with a finance company dated October 17, 2000, secured by a delivery van and payable in 60 monthly installments of principal and interest at an annual interest rate of 5.9%. The outstanding balance as of December 31, 2001 was $19,173.

     On February 20, 2001, the Company signed an agreement to finance the premium on the renewal of one of the Company's insurance policies. The outstanding balance as of December 31, 2001 was $971.

     On various dates during the six months ended September 30, 2001, the Company received advances on consignment agreements with unaffiliated auctioneers and dealers to sell property owned by the Company with such advances generally bearing interest at the annual rate of 12%. Accrued interest and principal is due at the conclusion of the auctions or sales contracts, as the case may be, usually 45 days after the auction date or after the contract date. The outstanding balance on these advances as of December 31, 2001 was $27,000.

     On November 15, 2000, the Company entered into a demand convertible note payable to NRLP, a lender controlled ay a related party at the date of the note, bearing interest at 13.5%, interest payable monthly, with a profit sharing interest in the TCI subsidiary of the Company secured by inventory of that subsidiary, convertible into common stock at $.75 per share for the first $500,000 and $1.00 per share for the remaining $500,000. On October 1, 2001, the Company amended the note and increased the permitted balance by $375,000 for a total of $1,375,000 available. During the six months ended December 31, 2001, the holder of this note changed status with respect to the Company such that the holder was no longer considered a related party. Consequently, the note balance for such holder as of June 30, 2001 has been reclassified for comparative purposes from related party notes payable to notes payable. At December 31, 2001, the outstanding balance was $738,415.

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

     On July 6, 2001, the Company completed the acquisition of the assets placed in SGI, pursuant to which SGI issued a non-interest bearing promissory note payable to the seller for $701,000, secured by all the assets of SGI and guaranteed by the Company and the principal stockholder and chief executive officer of the Company. The note provides for periodic payments up to January 10, 2002. The Company has a dispute with the seller regarding the covenants of the seller. As a result, the Company has suspended payments in accordance with terms of the note and has negotiated temporarily payments made by mutual consent of the parties. The outstanding balance at December 31, 2001 was $426,000.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                    Unaudited


6.     NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes  payable  to  related  parties  consist  of  the  following:

                                                                                     DECEMBER 31, 2001    June 30, 2001
                                                                                     ------------------   -------------
Subordinated note payable to Company's chief executive officer and principal stockholder, bearing interest at 9.5% per annum for three months and 12.5% per annum to maturity with interest payable monthly in arrears.  The note was issued in full satisfaction of a note of the same amount maturing January 1, 2001 with interest at 10% per annum. The note matures December 31, 2004, at which time all
outstanding principal and interest is due.                                           $          740,412   $      789,194

Subordinated convertible note payable to Company's chief executive officer and principal stockholder; bearing interest at 9.5% per annum for three months and
12.5% per annum to maturity with interest payable monthly in arrears.  The note is convertible into common shares of the Company at $0.22 per share, as specified in the agreement.  The note was issued in full satisfaction of a note of the same amount maturing March 31, 2004 that was convertible at $1.00 per share with interest at 9% per annum, but in default at December 31, 2000. The note matures
in June 30, 2002.                                                                             1,400,000        1,400,000

Note payable to the previous owners of Gehringer and Kellar, Inc. d/b/a Keystone
Coin & Stamp; principal is due in full on demand, with interest payable monthly at annual rates from prime rate to 8%; secured by all assets of Gehringer and Kellar,
Inc. This note was an assumed liability pursuant to the agreement described in
Note 8.                                                                                               -        1,600,000

                                                                                     -------------------  ---------------
                                                                                              2,140,412        3,789,194
Less current portion                                                                         (1,400,000)      (3,000,000)
                                                                                     -------------------  ---------------
                                                                                     $          740,412   $      789,194
                                                                                     -------------------  ---------------


7.     WRITE-DOWN  OF  GOODWILL

     The Company has re-evaluated its investment in HI as a result of circumstances changing from the date of acquisition. The Company has not realized the success it had planned for integration of HI's Internet software and information reporting into the collectibles field, nor has the Company realized planned success in the cross-marketing of collectibles to the subscribers of the HI online services. As a result of these circumstances, the Company has re-valued the estimated goodwill associated with HI to an amount that represents what the Company believes to be fair value at December 31, 2001 (see Note 10 below). The Company recorded a charge to earnings of $738,841 and $2,323,841 for the three months and six months ended December 31, 2001, respectively.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                    Unaudited

8.     COMMITMENTS

     CONSULTING  AGREEMENTS

     On August 6, 2000, the Company entered into a consulting agreement with RLH Enterprises, Inc. ("RLH") to render services relating to all activities encompassing the purchase, marketing and sale of rare coins on behalf of the Company on an exclusive basis. The agreement provides for a compensation based on the greater of a guaranteed fee of $285,000 per year or 37.5% of income before taxes, as defined in the agreement, for the operations of TCI. In October 2001, after review of the performance of TCI under the consulting agreement and the related financing agreement, TCI and RLH mutually agreed to terminate the consulting agreement. The Company and RLH are discussing the final settlement under the terms of the consulting agreement and there are negotiations to determine the final accounting. TCI continues in operations, however, it is the intent of the Company to wind up and cease operations by March 31, 2002.

     DEFERRED  SALES

     During the six months ended December 31, 2001, the Company's subsidiary HI had received payments in advance for advertising on HI's website. The unrecognized portion of such payments is recorded as deferred sales at December 31, 2001 in the amount of $26,446.

     REPURCHASE  AGREEMENT

     On November 20, 2001, the Company entered into a repurchase agreement with an individual (the "Buyer") providing for the sale of rare coins to the Buyer for an aggregate purchase price of $1,176,000, and granting the Company a non-exclusive right to repurchase and re-sell the coins (if the Buyer declares the coin available for sale) at the original sale price to the Buyer (an aggregate amount of $1,176,000) at any time during the term of the agreement until the expiration date on May 20, 2002. The repurchase agreement also grants the Company the non-exclusive obligation to market the coins that are the subject of the repurchase agreement and if the Company exercises the right to repurchase, the Company must share with the Buyer 50% of the gross profit realized on the subsequent sale of each coin repurchased. In addition, the repurchase agreement provides for the obligation of the Company to repurchase, at expiration date and at the option of the Buyer, any coin still outstanding under the repurchase agreement at a repurchase price at 106% of the original sale price to the Buyer. Since the Company has the obligation to market the coins that are the subject of the repurchase agreement, the sale of the coins to the Buyer is not substantially complete until the coins are marketed, repurchased and sold to third parties. Accordingly, only those coins which the Company has re-marketed and sold to third party buyers are recorded and recognized as sales, and the aggregate value of the coins remaining under and subject to the repurchase agreement are classified as inventory until such third party sale is completed. For the six months ended December 31, 2001, such completed sales were equal to $220,606, and as a result, the Company also satisfied the repurchase of coins under the repurchase agreement in the same amount of $220,606. In addition, in accordance with the terms of the repurchase agreement, the Company earned and recognized 50% of the gross profit from the re-marketing and sale of the repurchased coins to the third party buyers, which for the six months ended December 31, 2001 was $11,306 and such amount was recorded as commission income. At December 31, 2001, since the Company had repurchased $220,606 of the property subject to the repurchase agreement, the remaining balance under the repurchase agreement was $955,394 and the associated inventory remaining under and subject to the repurchase agreement was $944,244.

     SETTLEMENT

     The Company has been named as the defendant in a lawsuit initiated by plaintiffs Steve Bayern and CynDel & Co., Inc. dated November 11, 2001 in the Supreme Court of the State of New York, County of New York, that alleges breach of contract in the approximate amount of $450,000, representing the aggregate of monthly fees to be paid for approximately three years. On February 28 2002, the parties executed a letter to "stand still" on the lawsuit and any counterclaims until March 25, 2002, at which time, the parties will assess the progress on the contemplated preferred stock financing.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                    Unaudited

9.     DISCONTINUED  OPERATIONS

     The Company has reviewed the operations of Keystone with management of Keystone and the contribution of Keystone to the consolidated net income of the Company, especially considering the profit sharing arrangement in the compensation of the principal executives and former owners of Keystone. Previously, the Company had negotiated an agreement with management of Keystone ("Keystone Buyers") to divest the assets and assign the liabilities of Keystone, which has been approved by the board of directors of the Company subject to and contingent upon a final accounting. Operations of Keystone were transferred to the Keystone Buyers on November 28, 2001 pursuant to the negotiations while the final accounting and written agreement were being finalized. On February 22, 2002, a final accounting was agreed with the Keystone Buyers and the transaction has been substantially completed. Pursuant to the final accounting, the Company issued 325,000 shares of common stock of the Company to the Keystone Buyers as a fee for assuming the liabilities, such common shares having an aggregate value of $16,250, and the Keystone Buyers are to pay to the Company $135,086 for the net assets. During the six months ended December 31, 2001, the Company charged to earnings as a loss on disposition of discontinued operations the remaining balance of goodwill of $185,000 along with the aggregate value of $16,250 of the common stock issued to the Keystone Buyers.

10.     REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK

     On July 6, 2001, the Company commenced a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carries an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, is convertible into 11 shares of the Company's common stock and provides for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies. The offering closed on October 31, 2001 with sales of 125,000 shares of preferred stock with aggregates proceeds from the offering of $625,000. The Series A Preferred Stock is redeemable after March 31, 2004 for cash, at the option of the holder, in the amount of $5.50 per share, with such aggregate amount for each holder payable in ten (10) equal quarterly installments, the first such payment due the quarter immediately following the redemption date. Since the option to redeem into cash is at the option of the holder, the Company has classified this security on the balance sheet outside of stockholders' equity. The offering required that the Company file a registration statement of the common stock of the Company issuable upon the conversion of the Series A Preferred Stock sixty days following the closing of the offering, or December 31, 2001. Because the Company was engaged in negotiations for a private placement of a Series B preferred stock that would also require a registration statement (see Note 11 below), the Company did not timely file the registration statement pursuant to the offering of the Series A Preferred Stock, but rather planned on combining the two registration statements. As a result, the Company is obligated to issue warrants to purchase an aggregate of 125,000 shares of common stock of the Company to the holders of the Series A Preferred Stock with an exercise price equal to the average of the closing price of the common stock for the five days preceding the date the registration statement should have been filed with an exercise period of three years.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                    Unaudited
11.     SUBSEQUENT  EVENTS

     TERM  SHEET  TO  SELL  SERIES  B  CONVERTIBLE  PREFERRED  STOCK

     On February 7, 2002, the Company received a term sheet to sell 3,000,000 shares of a newly created Series B $1.00 convertible preferred stock ("Series B Convertible Preferred") and three warrants, each to purchase 10,000,000 shares of common stock of the Company (the "Warrants"). Each share of the Series B Convertible Preferred would have no dividend and be convertible into 10 shares of common stock of the Company at the option of the holder. The Warrants are exercisable in five years at the option of the holder with exercise prices of $0.10, $0.15 and $0.25 per share, respectively. Under the term sheet, the Company would be required to file a registration statement of the common stock issuable upon the conversion of and exercise of the Series A Convertible Preferred and the Warrants within 180 days of the closing of the transaction. In addition, the terms sheet requires that the Company restructure the related party debt held by the Company's Chief Executive Officer. The restructure would require the related party debt to be exchanged for (i) $400,000 of the Series B Convertible Preferred; (ii) $700,000 a Series C $100 redeemable 9% convertible preferred; and (iii) the remaining balance of such debt (approximately $1,000,000) in the form a promissory note with quarterly principal reductions of $150,000 and an annual interest rate of 9%. The term sheet also provides for the completion of due diligence by the potential purchaser and the execution of a stock purchase agreement containing the usual and customary provisions for a transaction of this nature. The potential purchaser has no obligation to complete the transaction until and unless a stock purchase agreement is executed.

     SALE  OF  HI  SUBSIDIARY

     On February 7, 2002, the Company completed the sale of the HI subsidiary. Pursuant to a Share Purchase Agreement entered into between the Company and the buyer, the Company agreed to sell all of HI's issued and outstanding shares in exchange for $400,000, consisting of $100,000 in immediate funds and a promissory note in the amount of $300,000. The buyer is a corporation controlled by Mr. Richard Viola, a member of the Company's Board of Directors at the time of the sale. The decision to sell HI was made pursuant to the unanimous written consent of the Company's Board of Directors without counting Mr. Viola's vote. The terms of the sale were negotiated on an arms-length basis between the Company's management and the buyer.

     The Company determined that it was in its best interest to dispose of HI in that circumstances had changed regarding its original acquisition of HI in that the Corporation has not realized the success it had planned for integration of HI's Internet software and information reporting into the collectibles field. Additionally, the Company has not realized planned success in the cross-marketing of collectibles to the subscribers of the HI online services.

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

RESULTS  OF  OPERATIONS

FOR  THE  SIX  MONTHS  ENDED  DECEMBER  31,  2001  AND  2000

The Company's net loss for the six months ended December 31, 2001 was $4,321,300, an increase in the net loss of $3,383,994 as compared to a net loss of $937,306, for the six months ended December 31, 2000. The decrease in profitability for the six months ended December 31, 2001 was primarily the result of the recognition of the write-down of goodwill of $2,138,841, losses of approximately $350,000 incurred in expenses prior to a major auction that did not recognize revenue until January 8, 2002, eight days after the end of the reporting period, and a reduction of gross profit of approximately $141,660 as a result of a reduction in the gross margin percentage from 18% of net sales to 17% net sales.

REVENUES

During the six months ended December 31, 2001, the Company began operations in the coin auction business as a result of the acquisition of assets for SGI. This change in operations provided an additional area of sales whereby the Company sells consigned property. The table below reflects the comparative breakdown of the Company's aggregate sales:


                                        Six months ended December 31,
                                              2001          2000
                                         -------------   ------------
Sales of owned property                  $  10,353,461   $ 10,651,870
Sales of consigned property                  1,604,920              -
Service sales                                  104,089              -
                                         -------------   ------------
AGGREGATE SALES OF SERVICE AND PROPERTY     12,062,470     10,651,870
Less sales for consignors                   (1,604,920)             -
                                         -------------   ------------
NET SALES                                $  10,457,550   $ 10,651,870
                                         =============   ============

For reporting purposes, the Company reports income from the sale of consigned property as commission income rather than through the reporting of sales and cost of sales. The following table reconciles aggregates sales to net sales as reported in the consolidated statement of operations:

                                           Six months ended December 31,
                                        2001               2000             Change
                               -------------------  -----------------  ------------------
Sale of Coins - Wholesale      $ 3,758,729     31%  $ 4,289,406   40%  $  (530,677)  -12%

Sales Coins - Retail             6,246,898     52%    5,311,994   50%      934,904    18%

Sales Fine Art & Collectibles      347,834      3%    1,050,470   10%     (702,636)  -67%

Other Revenues                     104,089      1%            -    0%      104,089     0%

Auction Sales- total             1,604,920     13%            -    0%    1,604,920     0%
                               -------------------  -----------------  ------------------
AGGREGATE SALES                 12,062,470    100%   10,651,870  100%    1,410,600    13%

Less sales for consignors       (1,604,920)   -13%            -    0%   (1,604,920)    0%
                               -------------------  -----------------  ------------------
TOTAL NET SALES                $10,457,550     87%  $10,651,870  100%  $  (194,320)   -2%
                               ===================  =================  ==================


Net sales for the six months ended December 31, 2001 decreased $194,320 or 2% to $10,457,550 from $10,651,870 for the six months ended December 31, 2000. This decrease in revenues is primarily due to the reduction in wholesale sales and Fine Art & Collectibles. Wholesale sales for the six months ended December 31, 2001 provided 31% of aggregate sales as compared to 40% of aggregate sales for the same period from 2000, a decrease of 12%, primarily as a result of the general economic slowdown across America. Retail rare coin sales increased from $5,311,994 (or 50% of aggregate sales) for the six months ended December 31, 2000 to $6,246,898 (or 52% of aggregate sales) for the six months ended December 31, 2001, an increase of $934,904 or 18%. This increase was attributable to the retail emphasis of TCI in the six months ended December 31, 2001 and the Company's continued focus on retail sales. Fine art and collectible sales for the six months ended December 31, 2001 decreased $702,636 to $347,834 from $1,050,470 in the six months ended December 31, 2000, primarily as a result of a large estate liquidation held in September 2000. Other revenues increased to $104,089 in the six months ended December 31, 2001 from zero in the six months ended December 31, 2000 as a result of the inclusion of revenue from HI that was not a part of the consolidated group for the six months ended December 31, 2000. In the same manner, Auction Sales for the six months ended December 31, 2001 were $1,604,920, or 13% of aggregate sales, with all of such sales a result of consigned property. There were no such sales in the six months ended December 31, 2000.

COST  OF  SALES

Cost of sales for the six months ended December 31, 2001 increased to $8,693,393, or 83% of net sales, from $8,746,053, or 82% of net sales for the six months ended December 31, 2000. The increase in cost of sales as a percentage of revenue in the current period over comparable period, was due to the generally lower margins contributed by TCI for the six months ended December 31, 2001 as compared to the margins for the six months ended December 31, 2000, since TCI was only included in one month of the consolidated results for the six months ended December 31, 2000. The Company's cost of sales as percentage of net revenue will vary from period to period depending on the prevailing market forces and the mix of products sold.

GROSS  PROFIT

Gross profit for the six months ended December 31, 2001 decreased $141,660, or 7%, to $1,764,157 from $1,905,817 for the six months ended December 31, 2000. This decrease in gross profit is principally due to the lower contribution to gross profit for the six months ended December 31, 2001 as compared to the margin contribution for the six months ended December 31, 2000.

COMMISSION  INCOME

Commission income from auction sales when the Company was acting as an agent for consignors of property was $226,209 for the six months ended December 31, 2001 and zero for the six months period ended December 31, 2000. The Company began operations of SGI in the six months ended December 31, 2001, and held the first auction in October 2001. The Company had no significant auction operations for the six months ended December 31, 2000.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the six months ended December 31, 2001 increased to $3,238,917 (from $2,363,267 for the six months ended December 31, 2000, an increase of $875,650, or 37%. These expenses represent 19% of aggregate sales for the six months ended December 31, 2001 and 15% of aggregates sales for the six months ended December 31, 2000. Significantly contributing to this increase were the operations of SGI and HI, two subsidiaries with operations that were not included in these expenses for the six months ended December 31, 2000 and for the six months ended December 31, 2000 did not contribute revenues similar to the other consolidated operations. SGI and HI combined contributed $1,303,807 of selling, general and administrative expenses, or 55% of aggregates sales associated with such expenses, toward such increase for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000.

WRITE-OFF  OF  GOODWILL

The Company re-evaluated its investment in HI as a result of circumstances changing from the date of acquisition and recorded a charge to earnings of $2,138,841 for the six months ended December 31, 2001 (see "Future Operating Plans"). With respect to HI, the Company has not realized the success it had planned for integration of HI's Internet software and information reporting into the collectibles field, nor has the Company realized planned success in the cross-marketing of collectibles to the subscribers of the HI online services. As a result of these circumstances, the Company has re-valued the estimated goodwill associated with HI and recorded a charge to earnings of $2,138,841 for the six months ended December 31, 2001.

OTHER  INCOME  AND  EXPENSES

Other expenses for the six months ended December 31, 2001 increased to $532,144 from $411,392 for the six months ended December 31, 2000. This increase was primarily due to increases in interest expense from the six moths ended December 31, 2000 of $411,048, to $607,474 for the six months ended December 31, 2001, an increase of $195,304. The increase in interest expense was primarily a result of
(i) the additional working capital credit obtained for the operations of TCI, included in the consolidated results for the six months ended December 31, 2001 but only in the consolidated results for one month of the six months ended December 31, 2000; and (ii) the increase in credit to finance consignment advance (or notes receivable) associated with the auction operations of SGI which operations are included in the a consolidated results for the six months ended December 31, 2001 but not in the consolidated results for the six months ended December 31, 2000.

LOSS  FROM  CONTINUING  OPERATIONS

The loss from continuing operations increased to $3,919,536 in the six months ended December 31, 2001 from $868,498 in the six months ended December 31, 2000, an increase of $3,051,038. This increase is primarily a result of (i) the write-off of goodwill in the six months ended December 31, 2001 of $2,138,841;
(ii) the increase in selling, general and administrative expenses associated with the operations of HI without significant corresponding revenue from HI in the six months ended December 31, 2001 which operations were not included in the consolidated results for the six months ended December 31, 2000 since the company was purchased in the last week of June 2001; and (iii) the increase in selling general and administrative expenses associated with the operations of SGI for the six months ended December 31, 2001 with only one auction completed during the period (the second auction was completed on January 8, 2002, eight days after the end of the reporting period) and such operations were not included in the consolidate results from the six months ended December 30, 2000 since the company began operations in July 2001.

DISCONTINUED  OPERATIONS

The loss from discontinued operations of Keystone for the six months ended December 31, 2001 increased to $401,764 from $68,808, an increase in the loss of $332,956. This increase is primarily related to the recognition of the loss on disposal of the discontinued operations of $201,875 during the six months ended December 31, 2001 and the increase in the loss of discontinued operations for the three months ended December 31, 2001 of $131,081 over the loss from operations of Keystone for the six months ended December 31, 2000.

FOR  THE  THREE  MONTHS  ENDED  DECEMBER  31,  2001  AND  2000

The Company's net loss for the three months ended December 31, 2001 was $1,657,577, an increase in the net loss of $990,097 as compared to a net loss of $667,480, for the three months ended December 31, 2000. The decrease in profitability was primarily the result of the recognition of the write-down of goodwill of $738,841 associated with the operations of HI (see "Future Operating Plans") and the increase in the loss from the discontinued operations of Keystone of $309,801.

NET  REVENUES

During the three months ended December 31, 2001, the Company began operations in the coin auction business as a result of the acquisition of assets for SGI. This change in operations provided an additional area of sales whereby the Company sells consigned property. The table below reflects the comparative breakdown of the Company's aggregate sales:

                                         Three months ended December 31,
                                              2001           2000
                                         -------------   ------------
Sales of owned property                  $  4,210,439    $  5,612,518
Sales of consigned property                 1,604,920               -
Service sales                                  94,014               -
                                         -------------   ------------
AGGREGATE SALES OF SERVICE AND PROPERTY     5,909,373       5,612,518
Less sales for consignors                  (1,604,920)              -
                                         -------------   ------------
NET SALES                                $  4,304,453    $  5,612,518
                                         =============   ============

For reporting purposes, the Company reports income from the sale of consigned property as commission income rather than through the reporting of sales and cost of sales. The following table reconciles aggregates sales to net sales as reported in the consolidated statement of operations:



                                    Three months ended December 31,
                                        2001               2000               Change
                               -------------------  -----------------  ------------------
Sale of Coins - Wholesale      $ 1,253,966    21%  $3,125,222     56%  $(1,871,256)  -60%

Sales Coins - Retail             2,721,899    46%   2,388,318     43%      333,581    14%

Sales Fine Art & Collectibles      234,574     4%      98,978      2%      135,596   137%

Other Revenues                      94,014     2%           -      0%       94,014     0%

Auction Sales- total             1,604,920    27%           -      0%    1,604,920     0%

AGGREGATE SALES                  5,909,373   100%   5,612,518    100%      296,855     5%
                               -------------------  -----------------  ------------------
Less sales for consignors       (1,604,920)  -27%                  0%   (1,604,920)    0%
                               -------------------  -----------------  ------------------
TOTAL NET SALES                $ 4,304,453    73%  $5,612,518    100%  $(1,308,065)  -23%
                               -------------------  -----------------  ------------------

Net sales for the three months ended December 31, 2001 decreased $1,308,065 or 23% to $4,304,453 from $5,612,518 for the three months ended December 31, 2000. This decrease was primarily due to the decrease in Wholesale sales which declined 60% to $1,253,966 for the three months ended December 31, 2001 from $3,125,222 for the three months ended December 31, 2000. Wholesale sales for the three months ended December 31, 2001 provided 21% of aggregate sales as compared to 56% of aggregate sales for the same period from 2000. Retail rare coin sales increased from $2,388,318 (or 43% of aggregate sales) for the three months ended December 31, 2000 to $2,721,899 (or 46% of aggregate sales) for the three months ended December 31, 2001, an increase of $333,581 or 14%. This increase was attributable to the Company's continued focus on retail sales. Fine art and collectible sales for the three months ended December 31, 2001 increased $135,596 to $234,574 from $98,978 in the three months ended December 31, 2000, primarily as a result of increased emphasis in the Company toward fine art and collectible sales especially using Internet resources.

COST  OF  SALES

Cost of sales for the three months ended December 31, 2001 decreased to $3,306,466, or 77% of net sales, from $4,851,519, or 86% of net sales for the three months ended December 31, 2000. The decrease in cost of sales as a percentage of net sales, in the current period over comparable period, was due to the increase in higher margin retail sales over lower margin wholesale sales. The Company's cost of sales as percentage of net revenue will vary from period to period depending on the prevailing market forces and the mix of products sold.

GROSS  PROFIT

Gross profit for the three months ended December 31, 2001 increased $236,988, or 31%, to $997,987 from $760,999 for the three months ended December 31, 2000. This increase in gross profit is principally due to the significant increase in the margin contribution with a gross margin percentage of 23% for the three months ended December 31, 2001 as compared to a gross margin percentage of 14% for the three months ended December 31, 2000. This increase in gross margin percentage is primarily a result of the change in the mix of net sales from a wholesale/retail percentage of net sales of 56%/43% for the three months ended December 31, 2000 to a wholesale/retail percentage of net sales of 21%/46% for the three months ended December 31, 2000, such that the higher margin retail sales are more predominant than the lower margin wholesale sales.

COMMISSION  INCOME

Commission income from auction sales when the Company was acting as an agent for consignors of property was $226,209 for the three months ended December 31, 2001 and zero for the three months period ended December 31, 2000. The Company began operations of SGI in the six months ended December 31, 2001, and held the first auction in October 2001. The Company had no significant auction operations for the three months ended December 31, 2000.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 2001 increased to $1,503,748 from $1,100,169 for the three months ended December 31, 2000, an increase of $403,579, or 37%. These expenses represent 25% of aggregate sales for the three months ended December 31, 2001 and 20% of aggregates sales for the three months ended December 31, 2000. Significantly contributing to this increase were the operations of SGI and HI, two subsidiaries with operations that were not included in these expenses for the three months ended December 31, 2000 and for the three months ended December 31, 2000 did not contribute revenues similar to the other consolidated operations. SGI and HI combined contributed $856,935 of selling, general and administrative expenses, or 22% of aggregates sales associated with such expenses, toward such increase for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000.

WRITE-OFF  OF  GOODWILL

The Company re-evaluated its investment in HI as a result of circumstances changing from the date of acquisition and recorded a charge to earnings of $738,841 for the three months ended December 31, 2001 (see "Future Operating Plans"). With respect to HI, the Company has not realized the success it had planned for integration of HI's Internet software and information reporting into the collectibles field, nor has the Company realized planned success in the cross-marketing of collectibles to the subscribers of the HI online services. As a result of these circumstances, the Company has re-valued the estimated goodwill associated with HI and recorded a charge to earnings of $738,841 for the three months ended December 31, 2001.

OTHER  INCOME  AND  EXPENSES

Other expenses for the three months ended December 31, 2001 increased $1,073 to $228,566 from $227,493 for the three months ended December 31, 2000. This increase was primarily due to the increase in interest expense of $92,354 from $226,834 for the three months ended December 31, 2000 to $319,188 for the three months ended December 31, 2000, but such increase was offset by an increase in interest income of $21,137 for the three months ended December 31, 2001 from the three months ended December 31, 2000 and the increase in other income of $70,144 for the three months ended December 31, 2001 from the three months ended December 31, 2000. The increase in interest expense was a result of the increase in credit to finance consignment advance (or notes receivable) associated with the auction operations of SGI which operations are included in the a consolidated results for the three months ended December 31, 2001 but not in the consolidated results for the three months ended December 31, 2000. The increase in interest income was a result of the interest earned from consignor advances (notes receivable) from the operations of SGI from the three months ended December 31, 2001 that were not a part of the consolidated results for the three months ended December 31, 2000.

LOSS  FROM  CONTINUING  OPERATIONS

The loss from continuing operations increased to $1,246,959 in the three months ended December 31, 2001 from $566,663 in the three months ended December 31, 2000, an increase of $680,296. This increase is primarily a result of (i) the write-off of goodwill in the three months ended December 31, 2001 of $738,841;
(ii) the increase in selling, general and administrative expenses associated with the operations of HI without significant corresponding revenue from HI in the three months ended December 31, 2001 which operations were not included in the consolidated results for the three months ended December 31, 2000 since the company was purchased in the last week of June 2001; and (iii) the increase in selling general and administrative expenses associated with the operations of SGI for the three months ended December 31, 2001 with only one auction completed during the period (the second auction was completed on January 8, 2002, eight days after the end of the reporting period) and such operations were not included in the consolidate results from the three months ended December 30, 2000 since the company began operations in July 2001.

DISCONTINUED  OPERATIONS

The loss from discontinued operations of Keystone for the three months ended December 31, 2001 increased to $410,618 from $100,817, an increase in the loss of $309,801. This increase is primarily related to the recognition of the loss on disposal of the discontinued operations of $201,875 during the three months ended December 31, 2001 and the increase in the loss of discontinued operations for the three months ended December 31, 2001 of $107,926 over the loss from operations of Keystone for the three months ended December 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash decreased $150,589 for the six months ended December 31, 2001 to $75,836 at December 31, 2001 as compared with $226,425 at June 30, 2001.

At December 31, 2001, the Company had a deficiency between the current assets and current liabilities of $680,829 as compared to the excess of current assets over current liabilities of $1,003,589 at June 30, 2001. This change of $1,684,418 was primarily as a result of (a) the Company incurring a short term note payable to pay for the acquisition of the fixed assets for SGI with a balance due at December 31, 2001 of $426,00 and (b) the decrease in inventories of $3,736,798. Of the current components, there was a significant increase in accounts receivable of $1,485,843 for December 31, 2001 as compared to June 30, 2001 and a significant increase in notes receivable of $573,979 for the same comparable dates. These increases were primarily a result of the impact of the activity of the subsidiary SGI at December 31, 2001 which subsidiary was not a part of the consolidated results at June 30, 2001. Prepaid expenses decreased $3,662 as of December 31, 2001 as compared to June 30, 2001. Accounts payable decreased $1,219,751 from $3,522,558 at June 30, 2001 to $2,302,807 at December
31, 2001. The increase in notes receivable of $573,979 were in part financed by an increase in borrowings under a credit line $193,612, while notes payable decreased $854,959.

Net cash used in investing activities for the six months ended December 31, 2001 was $250,262 consisting primarily of the cash acquisition of the assets for $200,000 for SGI.

Net cash provided by financing activities for the six months ended December 31, 2001 was $595,417, consisting primarily of the increase in the repurchase agreement and the issuance of the preferred stock. Such increases were offset by the reduction in related party debt and the payments on notes payable.

On June 29, 2001, the line-of-credit was renegotiated to expire on January 31, 2002 with principal payments of $100,000 per month and the remaining balance due on the expiration date. On January 31, 2002, the line-of-credit was renegotiated to expire on September 30, 2002 and requires principal payments of $50,000 on February 15 and 28, 2002, followed by monthly principal payments of $50,000 for three months through May 2002, followed by principal payments of approximately $100,000 per month to September 2002. The outstanding balance on the line-of-credit as of December 31, 2001 and June 30, 2001 was $626,393 and $1,040,000, respectively. The Company is not permitted to increase borrowings under this line-of-credit.

The Company will need to seek a replacement lender to finance the short-term liquidity needs of the Company's operations. In order for the Company to maintain operations at its current sales level, it will be necessary for the Company to identify a replacement lender that can provide credit to support the Company's inventory and receivable balances. There can be no assurance that the Company will locate a lender to provide funding on terms acceptable to the Company.

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

As of December 31, 2000, the Company executed a note and security agreement in favor of the Company's principal stockholder and chief executive officer in the amount of $1,400,000 to replace a note payable of the same amount and also payable to the Company's principal stockholder with an original interest rate of 9% and convertible to common stock at $1.00 per share. The note has a maturity date of June 30, 2002, bears interest at 9.5% annual for three months, increasing to 12.5% annually for the duration of the note (interest payable monthly in arrears) and is convertible into common stock of the Company at $0.22 per share. (See "Term Sheet to Sell Series B Convertible Preferred Stock" below").

As of December 31, 2000, the Company executed a note and security agreement in favor of the principal stockholder and chief executive officer in the amount of $959,440 to replace a note payable of the same amount and also payable to the Company's principal stockholder. The note had a maturity date of June 30, 2002, and bears interest at 9.5% annual for three months, increasing to 12.5% annually for the duration of the note (payable monthly in arrears). On June 15, 2001, the maturity date of the note was extended to December 31, 2004 with no changes in interest rate from the annual rate of 12.5%. In consideration of the extension, the Company issued a warrant to purchase 1,500,000 shares of the common stock of the Company to the holder of the note, the chief executive officer of the Company, at an exercise price of $0.39 per share with an exercise period expiring on December 31, 2004. (See "Term Sheet to Sell Series B Convertible Preferred Stock" below").

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

On July 6, 2001, the Company completed the acquisition of the assets placed in SGI, pursuant to which SGI issued a non-interest bearing promissory note payable to the seller for $701,000, secured by all the assets of SGI and guaranteed by the Company and the principal stockholder and chief executive officer of the Company. The note provides for periodic payments up to January 10, 2002. The Company has a dispute with the seller regarding the covenants of the seller. As a result, the Company has suspended payments in accordance with terms of the note and has negotiated temporarily payments made by mutual consent of the parties. The outstanding balance at December 31, 2001 was $426,000.

On July 6, 2001, as a part of the transaction whereby assets of the business were purchased, SGI signed a revolving promissory note (the line-of-credit) with the seller of the assets in the aggregate amount of $3,000,000 bearing interest at 4% over the prime rate and secured by assignment of the notes receivable from consignors of property to SGI. Such notes were received by SGI as evidence of loans made by SGI to such consignors with repayment of the notes from the proceeds of the sale of irrevocably consigned property by such consignors through SGI. Each note is secured by the consigned property associated with each consignor. The line-of-credit is due on July 5, 2002 and is guaranteed by the Company and personally guaranteed by the Company's chief executive officer and principal stockholder. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,402,000 shares of the common stock of the Company at an exercise price of $0.21 per share with an exercise period expiring on July 5, 2006. The warrants were valued at $84,120 and of this amount, $15,000 has been charged ratably to earnings for the six months ended December 31, 2001. The balance at December 31, 2001 was $601,297 with availability under the revolving promissory note of $2,398,703 provided that SGI has notes receivable and collateral from consignors of property.

On July 6, 2001, the Company initiated a private placement of its Series A $5.00 Redeemable 8% Convertible Preferred Stock through Capital Investment Services, Inc., a broker dealer controlled by Robert Escobio, a member of the Company's board of directors. As of December 31, 2001, the Company had sold 110,000 shares of the Series A preferred stock with gross proceeds of $550,000.

On November 20, 2001, the Company entered into a repurchase agreement with an individual (the "Buyer") providing for the sale of rare coins to the Buyer for an aggregate purchase price of $1,176,000, and granting the Company a non-exclusive right to repurchase and re-sell the coins (if the Buyer declares the coin available for sale) at the original sale price to the Buyer (an aggregate amount of $1,176,000) at any time during the term of the agreement until the expiration date on May 20, 2002. The repurchase agreement also grants the Company the non-exclusive obligation to market the coins that are the subject of the repurchase agreement and if the Company exercises the right to repurchase, the Company must share with the Buyer 50% of the gross profit realized on the subsequent sale of each coin repurchased. In addition, the repurchase agreement provides for the obligation of the Company to repurchase, at expiration date and at the option of the Buyer, any coin still outstanding under the repurchase agreement at a repurchase price at 106% of the original sale price to the Buyer. Since the Company has the obligation to market the coins that are the subject of the repurchase agreement, the sale of the coins to the Buyer is not substantially complete until the coins are marketed, repurchased and sold to third parties. Accordingly, only those coins which the Company has re-marketed and sold to third party buyers are recorded and recognized as sales, and the aggregate value of the coins remaining under and subject to the repurchase agreement are classified as inventory until such third party sale is completed. For the six months ended December 31, 2001, such completed sales were equal to $220,606, and as a result, the Company also satisfied the repurchase of coins under the repurchase agreement in the same amount of $220,606. In addition, in accordance with the terms of the repurchase agreement, the Company earned and recognized 50% of the gross profit from the re-marketing and sale of the repurchased coins to the third party buyers, which for the six months ended December 31, 2001 was $11,306 and such amount was recorded as commission income. At December 31, 2001, since the Company had repurchased $220,606 of the property subject to the repurchase agreement, the remaining balance under the repurchase agreement was $955,394 and the associated inventory remaining under and subject to the repurchase agreement was $944,244.

On December 31, 2001, pursuant to the Series A Convertible Preferred Stock, the Company issued a dividend of 55,000 shares of common stock to the holders of the Series A Convertible Preferred Stock.

On December 31, 2001, pursuant to the private placement memorandum initiated on July 6, 2001 with the closing extended to October 31, 2001, the Company was required to file a registration statement for the securities underlying the Series A Convertible Preferred Stock. The Company did not make such a filing, and as a result, the Company is required to issue warrants to the holders of the Series A Convertible Preferred Stock to purchase 125,000 shares of the Company's Common Stock with an exercise price equal to the average of the closing price of the common stock for the five days preceding December 31, 2001 with an exercise period of three years.

On February 7, 2001, the Company sold its all of its holdings of common stock of HI (100% of the outstanding shares of HI) for $400,000, consisting of a payment in cash of $100,000 and a secured, non-interest bearing promissory note due in ninety (90) days following the closing for $300,000. The note is secured by all of the common stock of HI.

On February 7, 2002, the Company received a term sheet to sell 3,000,000 shares of a newly created Series B $1.00 convertible preferred stock ("Series B Convertible Preferred") and three warrants, each to purchase 10,000,000 shares of common stock of the Company (the "Warrants"). Each share of the Series B Convertible Preferred would have no dividend and be convertible into 10 shares of common stock of the Company at the option of the holder. The Warrants are exercisable in five years at the option of the holder with exercise prices of $0.10, $0.15 and $0.25 per share, respectively. Under the term sheet, the Company would be required to file a registration statement of the common stock issuable upon the conversion of and exercise of the Series A Convertible Preferred and the Warrants within 180 days of the closing of the transaction. In addition, the terms sheet requires that the Company restructure the related party debt held by the Company's Chief Executive Officer. The restructure would require the related party debt to be exchanged for (i) $400,000 of the Series B Convertible Preferred; (ii) $700,000 a Series C $100 redeemable 9% convertible preferred; and (iii) the remaining balance of such debt (approximately $1,000,000) in the form a promissory note with quarterly principal reductions of $150,000 and an annual interest rate of 9%. The term sheet also provides for the completion of due diligence by the potential purchaser and the execution of a stock purchase agreement containing the usual and customary provisions for a transaction of this nature. The potential purchaser has no obligation to complete the transaction until and unless a stock purchase agreement is executed.

The Company relies on short-term debt to provide adequate working capital for the Company's business, However, there can be no assurances that the Company will be able to secure adequate working capital financing or any other financing suitable for the purposes of the Company at prices which the Company will deem to be acceptable to the Company.

The Company has incurred losses since July 1999 and the bank credit facility will be paid in full in September 2002. In addition, the Company is dependent on substantial short term and due on demand financing from various vendors, related parties and retail customers. The Company has renegotiated its line of credit with the bank several times and has obtained waivers from the bank for certain covenants and requirements under the terms of the line of credit. In order to fund present and future operations, the Company needs to secure a new line of credit, secure long term financing or raise additional funds through private equity or debt placements. The Company has raised $625,000 in additional equity capital which the Company has invested in current operations. However, this equity capital may be insufficient to permit the Company to execute its operating plan. The Company has received a term sheet to sell Series B Convertible Preferred, however, there is no assurance that the sale will be consummated. While the Company has initiated plans to return to profitability and to secure additional financing and/or to raise additional capital, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly and materially reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund any ongoing operations.

CAPITAL  EXPENDITURES

The Company did not incur any material capital expenditures for property, plant and equipment during the six months ended December 31, 2001. The Company did invest $200,000 in cash and $701,000 in a note from the seller in all the assets of a targeted acquisition and those assets were placed in SGI. These acquired assets included (a) property, plant and equipment valued at $109,479; (b) leasehold improvements valued at $100,000; (c) computer software valued at $100,000; (d) customer names valued at $246,300; and (e) goodwill valued at $345,221.


FUTURE  OPERATING  PLANS

As a result of the analysis of operations of the subsidiaries, management has begun to explore various alternatives for its future operating plans.

In the six months ended December 31, 2001, management re-evaluated the investment in HI. While there have been certain benefits from the acquisition, the circumstances have changed in the expectations for HI as the Company has not realized the success it had planned for integration of HI's Internet software and information reporting into the collectibles field. Further, the Company has not realized planned success in the cross-marketing of collectibles to the subscribers of the HI online services. As a result of these circumstances, the Company has estimated the fair market value of the goodwill associated with HI and recorded a charge to earnings of $2,138,841. On February 7, 2001, the Company sold its all of its holdings of common stock of HI (100% of the outstanding shares of HI) for $400,000, consisting of a payment in cash of $100,000 and a secured, non-interest bearing promissory note due in ninety (90) days following the closing for $300,000. The note is secured by all of the common stock of HI.

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

As previously discussed in the Company's periodic reports, the Company has reviewed the operations of its subsidiary, Gehringer and Kellar dba Keystone Stamp & Coin Exchange ("Keystone") with management of Keystone and the contribution of Keystone to the consolidated net income of the Company, especially considering the profit sharing arrangement in the compensation of the principal executives and former owners of Keystone. Previously, the Company had negotiated an agreement with management of Keystone ("Keystone Buyers") to divest the assets and assign the liabilities of Keystone, which has been approved by the board of directors of the Company subject to and contingent upon a final accounting and a written agreement. Operations of Keystone were transferred to the Keystone Buyers on November 28, 2001 pursuant to the negotiations while the final accounting and written agreement were being finalized. On February 22, 2002, a final accounting was agreed with the Keystone Buyers and the transaction has been substantially completed. Pursuant to the final accounting, the Company issued 325,000 shares of common stock of the Company to the Keystone Buyers as a fee for assuming the liabilities, such common shares having an aggregate value of $16,250, and the Keystone Buyers are to pay to the Company $135,086 for the net assets.

RISK FACTORS

THE COMPANY MUST IDENTIFY NEW SOURCES OF EQUITY CAPITAL TO CONTINUE IN ITS PRESENT LINES OF BUSINESS.

The Company has incurred losses since July 1999 and the bank credit facility will be paid in full in September 2002, which credit facility requires interim payments of principal without the ability to increase the amount under the credit facility. In addition, the Company is dependent on substantial short term and due on demand financing from various vendors, related parties and retail customers. The Company has received a term sheet to sell $3,000,000 in Series B Convertible Preferred but there is no assurance the sale will be completed. If the Company cannot identify and secure additional equity capital, then the Company will not be able to continue its present line of business and the future operations of the Company will be required to change substantially and materially.

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

DUE TO ALL OF THE FOREGOING FACTORS, IT IS POSSIBLE THAT IN SOME FUTURE QUARTER, THE COMPANY'S OPERATING RESULTS MAY BE BELOW THE EXPECTATIONS OF THE PUBLIC MARKET, ANALYSTS AND INVESTORS. IN SUCH EVENT, THE COMPANY'S COMMON STOCK WOULD LIKELY BE MATERIALLY ADVERSELY AFFECTED.

                           PART II - OTHER INFORMATION

ITEM  1  -  LEGAL  PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business.

The Company has been named as the defendant in a lawsuit initiated by plaintiffs Steve Bayern and CynDel & Co., Inc. dated November 11, 2001 in the Supreme Court of the State of New York, County of New York, that alleges breach of contract in the approximate amount of $450,000, representing the aggregate of monthly fees to be paid for approximately three years. On February 28 2002, the parties executed a letter to "stand still" on the lawsuit and any counterclaims until March 25, 2002, at which time, the parties will assess the progress on the contemplated preferred stock financing. Therefore, it is not currently possible to reasonably determine at this time any probable liability to the Company.

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

On December 31, 2001, pursuant to the private placement memorandum initiated on July 6, 2001 with the closing extended to October 31, 2001, the Company was required to file a registration statement for the securities underlying the Series A Convertible Preferred Stock. The Company did not make such a filing, and as a result, the Company is required to issue warrants to the holders of the Series A Convertible Preferred Stock to purchase 125,000 shares of the Company's Common Stock with an exercise price equal to the average of the closing price of the common stock for the five days preceding December 31, 2001 with an exercise period of three years. The issuance was made without general solicitation or advertisement to accredited investors pursuant to Rule 506 of Regulation D.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.


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

(10.3)*     Lease  dated  September  20,  1999  by and between Tangible Asset
Galleries,  Inc.  and  LJR  Lido Partners  LP.

(10.4)*     Lease  dated  December  31,  1999  by  and  between Gehringer and
Kellar,  Inc.  and  Stephen  J.  Gehringer and  Kenneth  J.  Kellar.

_______________
*  Previously  filed

(B)     REPORTS  ON  FORM  8-K

On February 19, 2002, the Company filed a Current Report on Form 8-K dated February 7, 2002 reporting the sale of all of the shares of HotelInteractive, Inc.

On March 1, 2002, the Company filed a Current Report on Form 8-K dated February 22, 2002 reporting the divestiture of assets and the assumptions of liabilities relating to the discontinued operations of Keystone.


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

Dated: March 18, 2002