Form 10QSB
period 2002-03-31
TANGIBLE ASSET GALLERIES INC
filed 2002-05-21
CIK 1091539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     (Mark  One)

    [ X ]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
            Act  of  1934

    For the quarterly period ended March 31, 2002

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

   Title of each class of Common Stock           Outstanding as May 1, 2002
   -----------------------------------       -----------------------------------
   Common  Stock,  $0.001  par  value                    41,211,463


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [   ]     No  [ X ]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

Consolidated Balance Sheets at March 31, 2002 (Unaudited) and June 30, 2001.

Consolidated Statements of Operations (Unaudited) for the three months and nine months ended March 31, 2002 and 2001.

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2002 and 2001.

Notes to Interim Consolidated Financial Statements (Unaudited) at March 31,
2002.


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

Item 3.     Defaults Upon Senior Securities.

Item 4.     Submission of Matters to a Vote of Security Holders.

Item 5.     Other Information.

Item 6.     Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          TANGIBLE ASSET GALLERIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31, 2002  June 30, 2001
                                                                                       (unaudited)
                                                                                       ------------  ------------
ASSETS
CURRENT ASSETS
   Cash                                                                                $   179,455   $   226,425
   Accounts receivable                                                                   1,438,302     1,067,715
   Notes receivable                                                                      1,113,262             -
   Inventories                                                                           3,875,473     8,761,422
   Prepaid expense and other                                                               236,959       233,415
                                                                                       ------------  ------------
Total current assets                                                                     6,843,451    10,288,977
PROPERTY AND EQUIPMENT, NET                                                                411,241       519,198
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                                  576,936     3,049,071
OTHER ASSETS                                                                                11,625        44,927
                                                                                       ------------  ------------
Total assets                                                                           $ 7,843,253   $13,902,173
                                                                                       ============  ============
LIABILITIES

CURRENT LIABILITIES
   Lines of credit                                                                     $ 1,165,061   $ 1,040,000
   Accounts payable and accrued expenses                                                 3,429,888     3,522,558
   Deferred revenue                                                                              -        78,854
   Notes payable, net of current portion                                                 1,696,789     1,623,652
   Notes payable to related parties                                                      1,400,000     3,000,000
   Repurchase agreement                                                                    645,100             -
   Obligations under capital lease                                                           5,011        20,324
                                                                                       ------------  ------------
                                                                                         8,341,849     9,285,388
LONG-TERM LIABILITIES
   Notes payable to related parties, net of current portion                                700,000       789,194
   Notes payable                                                                            13,097        16,541
   Obligations under capital lease, net of current portion                                       -         3,235
   Deferred taxes                                                                           10,000        10,000
                                                                                       ------------  ------------
Total liabilities                                                                        9,064,946    10,104,358
                                                                                       ------------  ------------
REDEEMABLE, CONVERTIBLE PREFERRED STOCK
Series A $5.00, 125,000 shares outstanding (March), 1,400,000 shares designated,
liquidation preference at $5.10 per share                                                  625,000             -

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 13,600,000 shares authorized and undesignated                  -             -
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,211,463 (March) and
37,510,643 (June) issued and outstanding                                                    41,211        37,511
   Additional paid in capital                                                            6,617,048     6,285,400
   Accumulated deficit                                                                  (8,504,952)   (2,525,096)
                                                                                       ------------  ------------
                                                                                        (1,846,693)    3,797,815
                                                                                       ------------  ------------
Total liabilities and stockholders' equity (deficit)                                   $ 7,843,253   $13,902,173
                                                                                       ============  ============

See accompanying notes to unaudited interim consolidated financial statements.



                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                               Nine months ended March 31, Three months ended March 31,
                                                   2002          2001          2002          2001
                                               ------------  ------------  ------------  ------------
NET SALES                                      $14,301,620   $17,145,627   $ 3,850,354   $ 6,493,757

COST OF SALES                                   12,330,837    14,191,073     3,637,444     5,445,020
                                               ------------  ------------  ------------  ------------

GROSS PROFIT                                     1,970,783     2,954,554       212,910     1,048,737

Commission income                                  375,085             -       253,927             -

Selling, general and administrative expenses     4,412,766     3,182,797     1,734,541       819,530
                                               ------------  ------------  ------------  ------------

Loss from operations                            (2,066,898)     (228,243)   (1,267,704)      229,207
                                               ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)
   Interest income                                  54,446        (1,153)       36,370             -
   Interest expense                               (920,857)     (653,374)     (340,144)     (241,204)
   Other income (expense)                           64,243        (4,656)       33,461        (6,931)
                                               ------------  ------------  ------------  ------------
                                                  (802,168)     (659,183)     (270,313)     (248,135)
                                               ------------  ------------  ------------  ------------

Loss from continuing operations                 (2,869,066)     (887,426)   (1,538,017)      (18,928)
                                               ------------  ------------  ------------  ------------

Loss on discontinued operations (Note 8)        (2,827,456)      (63,350)      (39,080)        5,458
Loss on disposal of assets of
     discontinued operations                      (282,982)            -       (81,107)            -
                                               ------------  ------------  ------------  ------------
                                                (3,110,438)      (63,350)     (120,187)        5,458

                                               ------------  ------------  ------------  ------------
NET LOSS                                       $(5,979,504)  $  (950,776)  $(1,658,204)  $   (13,470)
                                               ============  ============  ============  ============

Net loss per common share
    From continuing operations                 $     (0.07)  $     (0.05)  $     (0.04)  $         -
    From discontinued operations                     (0.08)            -             -             -
                                               ------------  ------------  ------------  ------------
    From net loss, basic                       $     (0.15)  $     (0.05)  $     (0.04)  $         -
                                               ============  ============  ============  ============
    From net loss, fully diluted               $     (0.15)  $     (0.05)  $     (0.04)  $         -
                                               ============  ============  ============  ============
Weighted average of number of common and
common equivalent shares outstanding            39,270,594    18,655,298    41,211,463    18,755,298
                                               ============  ============  ============  ============

 See accompanying notes to unaudited interim consolidated financial statements.


                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                          For the Nine Months Ended March 31,
                                                                                   2002          2001
                                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                       $(5,979,504)  $  (950,776)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                   246,309        97,175
   Bad debt expense                                                                      -        48,239
   Fair value of warrants, options and common stock granted                        316,552       152,500
   Interest expense settlement on dispute of loan balance                                         49,116
   Loss on discontinued operations                                               3,110,438             -

Changes in assets or liabilities
   Accounts receivable                                                          (1,402,297)     (929,358)
   Notes receivable                                                               (838,262)            -
   Inventories                                                                   3,964,285      (469,281)
   Prepaid expenses and other                                                      148,661       (66,716)
   Increase in other assets                                                         15,402       (58,845)
   Accounts payable and accrued expenses                                           633,542     1,046,265
   Deferred Revenue                                                                      -             -
   Changes in net asset and liabilities in discontinued operations                (796,438)            -
                                                                               ------------  ------------
Net cash (used in) operating activities                                           (532,195)   (1,130,797)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                              (52,069)      (31,418)
  Proceeds from sale of investment in HI                                           100,000
 Collection of note receivable on investment in HI                                 100,000
                                                                               ------------  ------------
Net cash provided by (used in) investing activities                                147,931       (31,418)
                                                                               ------------  ------------

 See accompanying notes to unaudited interim consolidated financial statements.


                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (CONTINUED)

                                                                           For the Nine Months Ended March 31,
                                                                                    2002          2001
                                                                                 ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under lines of credit                                   125,061     (300,000)
   Borrowings under notes payable                                                          -       31,976
   Payments on notes payable                                                        (680,423)           -
   Increase (reduction) in related party debt                                       (260,120)   1,427,598
   Proceeds from repurchase agreement                                              1,176,000
   Repurchases under repurchase agreement                                           (530,900)           -
   Repayments on obligations under capital lease                                      (3,165)      (6,695)
   Issuance of Series A Preferred Stock net of offering expenses                     526,326            -
   Payments relating to offering expenses of Series B Preferred Stock                (15,485)           -
   Issuance of common stock                                                                -       70,000
                                                                                 ------------  -----------
Net cash provided by financing activities                                            337,294    1,222,879
                                                                                 ------------  -----------
Net (decrease) increase in cash                                                      (46,970)      60,664
Cash, beginning of period                                                            226,425       39,706
                                                                                 ------------  -----------
Cash, end of period                                                              $   179,455   $  100,370
                                                                                 ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                                   $   588,254   $  458,259
                                                                                 ============  ===========
      Income taxes                                                               $         -   $        -
                                                                                 ============  ===========

During the nine months ended March 31, 2002, the Company issued a dividend of common stock on the outstanding shares of preferred stock with the following effect:

Increase in common shares outstanding                                                 55,000
                                                                                 ============
Increase in common stock                                                         $        55
                                                                                 ============
Decrease in additional paid in capital                                           $       (55)
                                                                                 ============
During the nine months ended March 31, 2002, the Company completed several non-cash transactions as outlined by the following:
    Transfer of Keystone assets
        Non-cash operating activities                                            $ 1,440,074
                                                                                 ============
        Non-cash financing activities - assumption of related party debt         $(1,429,074)
                                                                                 ============
    Issuance of stock or warrants for services                                   $  (468,757)
                                                                                 ============
    Purchase of assets
        Non-cash investing activities                                            $  (750,116)
                                                                                 ============
        Non-cash financing activities                                            $   750,116
                                                                                 ============
    Issuance of stock for purchase of subsidiary                                 $    (4,250)
                                                                                 ============
    Conversion of net assets of HI into note receivable
        Notes receivable                                                         $   375,000
                                                                                 ============



 See accompanying notes to unaudited interim consolidated financial statements.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    Unaudited

1.     BASIS  OF  PRESENTATION  AND  ACCOUNTING  POLICIES

     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principals generally accepted in the United States of America. The consolidated balance sheet as of June 30, 2001 has been derived from the audited consolidated financial statements of Tangible Asset Galleries, Inc. ("TAG" or the "Company") at that date.

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements for the six months ended June 30, 2001 contained in TAG's Annual Report on Form 10-KSB/A filed on November 13, 2001.

     Adoption  of  New  Accounting  Policy

     Due to the addition of SGI (see Note 2 below) and the related business activity, revenues from the sale of consigned goods are recognized as commission income on such sale if the Company is acting as an agent for the consignor. If in the process of selling consigned goods, the Company makes an irrevocable payment to a consignor for the full amount due on the consignment and the corresponding receivable from the buyer(s) has not been collected by the Company at that payment date, the Company records that payment as a purchase and the sale of the consigned good(s) to the buyer as revenue as the Company has assumed all collection risk.

2.     DESCRIPTION  OF  BUSINESS

     TAG and its wholly owned subsidiaries, Gehringer and Kellar dba Keystone Stamp & Coin Exchange ("Keystone"), Tangible Collectibles, Inc. ("TCI"), Vintageroadshow.com ("VRS") and Superior Galleries, Inc. ("SGI") (collectively the "Company") are primarily wholesalers and retailers of rare coins, fine art and collectibles. The Company is based in Newport Beach, California. The Company's Keystone unit operated in Allentown, Pennsylvania and the Company's SGI unit is located in Beverly Hills, California.

     On June 25, 2001, the Company acquired all the outstanding common shares of HotelInteractive, Inc., ("HI") an Internet-based publisher of news and information by merging HI with and into a newly formed wholly owned subsidiary of the Company with HI as the survivor. In consideration, the Company issued 18,755,345 shares of common stock, which were valued at the estimated market value of approximately $0.182 per share at the time of issuance, and warrants to purchase 1,407,587 shares of the Company's common stock with an aggregate value of $3,497,000. On February 7, 2002, the Company completed the sale of the HI subsidiary. Pursuant to a Share Purchase Agreement entered into between the Company and the buyer, the Company agreed to sell all of HI's issued and outstanding shares in exchange for $400,000, consisting of $100,000 in immediate funds and a promissory note in the amount of $300,000 (see Note 3 and 8).

     On July 3, 2001, the Company acquired all the outstanding shares of Vintageroadshow.com, a company that was an active buyer and seller on the Internet of collectibles for the total consideration of 25,000 shares of the Company's common stock with an aggregate value of $4,250.

     On July 6, 2001, the Company acquired substantially all of the assets of Superior Galleries, Inc., a California corporation, a company that is an auctioneer of rare coins. In consideration, the Company, through SGI, paid $200,000 and issued a non-interest bearing promissory note payable to the seller for $701,000, secured by all the purchased assets, and guaranteed by the Company

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    Unaudited

and the principal stockholder and chief executive officer of the Company. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,402,000 shares of the common stock of the Company, at an exercise price of $0.21 per share with an exercise period expiring on July 5, 2006. The warrants were valued at $84,120 and since the note was due on January 10, 2002, the entire amount has been charged to earnings for the nine months ended March 31, 2002. In addition, on the same date, SGI signed a revolving promissory note in favor of the seller in the maximum amount of $3,000,000, secured by notes receivable from consignors who had taken auction advances using their consigned property as collateral. The revolving promissory note bears an annual interest rate of 4.0% above the prime lending rate and is guaranteed by the Company and the principal stockholder and chief executive officer of the Company. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,500,000 shares of the common stock of the Company at an exercise price of $0.35 per share with an exercise period expiring on July 5, 2006. The warrants were valued at $90,000 and of this amount, $67,500 has been charged ratably to earnings in accordance with the maturity schedule for the related note for the nine months ended March 31, 2002.

Previously, the Company negotiated an agreement with management of Keystone ("Keystone Buyers") to divest the assets and assign the liabilities of Keystone, which was approved by the board of directors of the Company subject to and contingent upon a final accounting. Operations of Keystone were transferred to the Keystone Buyers on November 28, 2001 pursuant to the negotiations while the final accounting and written agreement were being finalized. On February 22, 2002, a final accounting was agreed with the Keystone Buyers and the transaction has been completed (see Note 8).

Through the Company subsidiary SGI, the Company sells at auction property of consignors as well as its owned property, primarily rare coins. The aggregate of the sales of property owned and property consigned at auction, retail and wholesale for the nine months and three months ended March 31, 2002 and 2001 is shown in the following table:



                                       Nine months ended March 31,  Three months ended March 31,
                                                2002          2001         2002         2001
                                         ------------  -----------  ------------  ----------
Sales of owned property                  $14,322,450   $17,143,502  $ 3,877,174   $6,491,632

Sales of consigned property                3,866,464             -    2,213,870            -
Other revenues                               (20,830)        2,125      (26,820)       2,125
                                         ------------  -----------  ------------  ----------
AGGREGATE SALES OF SERVICE AND PROPERTY   18,168,084    17,145,627    6,064,224    6,493,757
Less sales for consignors                 (3,866,464)            -   (2,213,870)           -
                                         ------------  -----------  ------------  ----------
NET SALES                                $14,301,620   $17,145,627  $ 3,850,354   $6,493,757
                                         ============  ===========  ============  ==========



                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    Unaudited




3.     NOTES RECEIVABLE

     Through SGI, the Company provides collectors and dealers with financing generally secured by rare coins that the Company has in its possession. The secured loans are advances to borrowers and secured by the borrower's consigned property. The borrowers are contractually committed, in the near term, to sell the property at auction (a "Consignor Advance"). The Consignor Advance allows a consignor to receive funds shortly after consignment for an auction that will occur several weeks or months in the future, while preserving for the benefit of the consignor the potential of the auction process. The loans are made with full recourse to the borrower. The Company's general policy is to make Consignor
Advances on a secured basis at loan to value ratios (principal loan amount divided by the low auction estimate of the collateral) of 50% or lower; however, in certain circumstances the Company will lend on a secured basis at loan to value ratios higher than 50% up to 60%. The annual interest rate charged on Consignor Advances is generally 12%. At March 31, 2002, the Company was carrying an aggregate of notes receivable (Consignor Advances) of $1,013,262 and since SGI was not a part of consolidated operations until July 2001, no Consignor Advances were outstanding at June 30, 2001.

     On February 7, 2002, the Company completed the sale of the HI subsidiary. Pursuant to a Share Purchase Agreement entered into between the Company and the buyer, the Company agreed to sell all of HI's issued and outstanding shares in exchange for $400,000, consisting of $100,000 in immediate funds and a promissory note in the amount of $300,000. In addition, the Company received a note for $75,000 from HI representing the amount HI would repay the Company for intercompany loans the parent company had made to its HI subsidiary. At March 31, 2002, the aggregate balance of these two notes receivable was $275,000 with a reserve of $175,000 based on the estimate by management of the value of the collateral under the notes.

4.     LINES  OF  CREDIT

     On June 29, 2001, the line-of-credit with a bank was renegotiated to expire on January 31, 2002 with principal payments of $100,000 per month and the remaining balance due on the expiration date. On January 31, 2002, the line-of-credit was renegotiated to expire on September 30, 2002 and requires principal payments of $50,000 on February 15 and 28, 2002, followed by monthly principal payments of $50,000 for three months through May 2002, followed by principal payments of approximately $100,000 per month to September 2002. The outstanding balance on the line-of-credit as of March 31, 2002 and June 30, 2001 was $526,393 and $1,040,000, respectively. The Company is not permitted to increase borrowings under this line-of-credit.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    Unaudited


     On July 6, 2001, as a part of the transaction whereby assets of the business were purchased, SGI signed a revolving promissory note (the line-of-credit) with the seller of the assets in the aggregate amount of $3,000,000 bearing interest at 4% over the prime rate and secured by assignment of the notes receivable from consignors of property to SGI. Such notes were received by SGI as evidence of loans made by SGI to such consignors with repayment of the notes from the proceeds of the sale of irrevocably consigned property by such consignors through SGI. Each note is secured by the consigned property associated with each consignor. The line-of-credit is due on July 5, 2002 and is guaranteed by the Company and personally guaranteed by the Company's chief executive officer and principal stockholder. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,500,000 shares of the common stock of the Company at an exercise price of $0.35 per share with an exercise period expiring on July 5, 2006. The warrants were valued at $90,000 and of this amount, $67,500 has been charged ratably to earnings for the nine months ended March 31, 2002. The balance at March 31, 2002 was $638,668 with availability under the revolving promissory note of $2,361,232 provided that SGI has notes receivable and collateral from consignors of property.

5.     NOTES  PAYABLE

     The Company signed a long term loan agreement with a finance company dated October 17, 2000, secured by a delivery van and payable in 60 monthly installments of principal and interest at an annual interest rate of 5.9%. The outstanding balance as of March 31, 2002 was $18,108.

     On November 15, 2000, the Company entered into a demand convertible note payable to NRLP, a lender controlled by a related party shareholder/director at the date of the note, bearing interest at 13.5%, interest payable monthly, with a profit sharing interest in the TCI subsidiary of the Company secured by inventory of that subsidiary, convertible into common stock at $.75 per share for the first $500,000 and $1.00 per share for the remaining $500,000. On October 1, 2001, the Company amended the note and increased the permitted balance by $375,000 for a total of $1,375,000 available. During the nine months ended March 31, 2002, the holder of this note changed status with respect to the Company such that the holder was no longer considered a related party.
Consequently, the note balance for such holder as of June 30, 2001 has been reclassified for comparative purposes from related party notes payable to notes payable. At March 31, 2002, the outstanding balance was $758,114.

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

     On July 6, 2001, the Company completed the acquisition of the assets placed in SGI, pursuant to which SGI issued a non-interest bearing promissory note payable to the seller for $701,000, secured by all the assets of SGI and guaranteed by the Company and the principal stockholder and chief executive officer of the Company. The note provides for periodic payments up to January 10, 2002. The Company has a dispute with the seller regarding the covenants of the seller. As a result, the Company suspended payments in accordance with terms of the note. However, in subsequent negotiations, the Company and the lender agreed on a settlement resulting in (a) temporary payments to be made by the Company in amounts mutually agreed by the parties while the documents relating to the settlement are finalized, (b) increasing the amount due under the note by $49,116 with such amount being charged to interest expense, (c) the interest rate on such note set at a floating 4.5% over the prime lending rate, and (d) the entire balance will paid in equal bi-weekly amounts until paid in full within one year. The outstanding balance at March 31, 2002 was $450,116.

     On February 6, 2002 the Company executed a note payable with an individual and customer of the Company (the same individual as in Note 7 - Repurchase Agreement below) in the amount of $209,000. The note is secured by inventory of art and art objects and non interest bearing. At the maturity date of the note, May 6, 2002, the Company agreed with the holder of the note to pay the balance over seven (7) equal bi-weekly installments with interest at the annual rate of 10%.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    Unaudited

6.     NOTES  PAYABLE  TO  RELATED  PARTIES

     Notes  payable  to  related  parties  consist  of  the  following:

                                                                 MARCH 31, 2002    June 30, 2001
                                                                 ----------------  ---------------
Subordinated note payable to Company's chief executive
officer and principal stockholder, bearing interest at 9.5%
per annum for three months and 12.5% per annum to
maturity with interest payable monthly in arrears.  The note was issued in full satisfaction of a note of the same amount maturing January 1, 2001 with interest at 10% per annum.
The note matures December 31, 2004, at which time all
outstanding principal and interest is due.                       $       700,000   $      789,194

Subordinated convertible note payable to Company's chief
executive officer and principal stockholder; bearing interest at 9.5% per annum for three months and 12.5% per annum
to maturity with interest payable monthly in arrears.  The
note is convertible into common shares of the Company at
0.22 per share, as specified in the agreement.  The note
was issued in full satisfaction of a note of the same amount maturing March 31, 2004 that was convertible at $1.00 per
share with interest at 9% per annum, but in default at March
31, 2001. The note matures June 30, 2002.                              1,400,000        1,400,000

Note payable to the previous owners of Gehringer and
Kellar, Inc. d/b/a Keystone Coin & Stamp; principal is due in full on demand, with interest payable monthly at annual
rates from prime rate to 8%; secured by all assets of
Gehringer and Kellar, Inc.                                                     -        1,600,000

                                                                 ----------------  ---------------
                                                                       2,100,000        3,789,194
Less current portion                                                  (1,400,000)      (3,000,000)
                                                                 ----------------  ---------------
                                                                 $       700,000   $      789,194
                                                                 ================  ===============



                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    Unaudited

7.     COMMITMENTS

     CONSULTING  AGREEMENTS

     On August 6, 2000, the Company entered into a consulting agreement with RLH Enterprises, Inc. ("RLH") to render services relating to all activities encompassing the purchase, marketing and sale of rare coins on behalf of the Company on an exclusive basis. The agreement provides for a compensation based on the greater of a guaranteed fee of $285,000 per year or 37.5% of income before taxes, as defined in the agreement, for the operations of TCI. In October 2001, after review of the performance of TCI under the consulting agreement and the related financing agreement, TCI and RLH mutually agreed to terminate the consulting agreement. The Company and RLH are discussing the final settlement under the terms of the consulting agreement and there are negotiations to determine the final accounting. As of March 31, 2002, TCI is winding down its operations and management is considering alternatives for future operations.

     REPURCHASE  AGREEMENT

     On November 20, 2001, the Company entered into a repurchase agreement with an individual (the "Buyer") providing for the sale of rare coins to the Buyer for an aggregate purchase price of $1,176,000, and granting the Company a non-exclusive right to repurchase and re-sell the coins (if the Buyer declares the coin available for sale) at the original sale price to the Buyer (an aggregate amount of $1,176,000) at any time during the term of the agreement until the expiration date on May 20, 2002. The repurchase agreement also grants the Company the non-exclusive obligation to market the coins that are the subject of the repurchase agreement and if the Company exercises the right to repurchase, the Company must share with the Buyer 50% of the gross profit realized on the subsequent sale of each coin repurchased. In addition, the repurchase agreement provides for the obligation of the Company to repurchase, at expiration date and at the option of the Buyer, any coin still outstanding under the repurchase agreement at a repurchase price at 106% of the original sale price to the Buyer. Since the Company has the obligation to market the coins that are the subject of the repurchase agreement, the sale of the coins to the Buyer is not substantially complete until the coins are marketed, repurchased and sold to third parties. Accordingly, only those coins which the Company has re-marketed and sold to third party buyers are recorded and recognized as sales, and the aggregate value of the coins remaining under and subject to the repurchase agreement are classified as inventory until such third party sale is completed. For the nine months ended March 31, 2002, such completed sales were equal to $530,900, and as a result, the Company also satisfied the repurchase of coins under the repurchase agreement in the same amount of $530,900 in addition to payment of $20,770 for the holder's share of the profit split. In addition, in accordance with the terms of the repurchase agreement, the Company earned and recognized 50% of the gross profit from the re-marketing and sale of the repurchased coins to the third party buyers, which for the nine months ended March 31, 2002 was $20,770 and such amount was recorded as other income. At March 31, 2002, since the Company had repurchased
$530,900 of the property subject to the repurchase agreement, the remaining balance under the repurchase agreement was $645,100 and the associated inventory remaining under and subject to the repurchase agreement was $637,571.

8.     DISCONTINUED  OPERATIONS

     DIVESTITURE  OF  KEYSTONE  ASSETS  AND  ASSIGNMENT  OF  LIABILITIES

     The Company reviewed the operations of Keystone with management of Keystone and the contribution of Keystone to the consolidated net income of the Company, especially considering the profit sharing arrangement in the compensation of the principal executives and former owners of Keystone. Previously, the Company negotiated an agreement with management of Keystone ("Keystone Buyers") to

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    Unaudited

divest the assets and assign the liabilities of Keystone, which was approved by the board of directors of the Company subject to and contingent upon a final accounting. Operations of Keystone were transferred to the Keystone Buyers on November 28, 2001 pursuant to the negotiations while the final accounting and written agreement were being finalized. On February 22, 2002, a final accounting was agreed with the Keystone Buyers and the transaction has been substantially completed. Pursuant to the final accounting, the Company issued 325,000 shares of common stock of the Company to the Keystone Buyers as a fee for assuming the liabilities, such common shares having an aggregate value of $16,250, and the Keystone Buyers are to pay to the Company $135,086 for the net assets. During the nine months ended March 31, 2002, loss on discontinued operations of Keystone was $199,889 and the Company charged $201,875 to earnings as a loss on disposition of discontinued operations, consisting of the remaining balance of goodwill along with the aggregate value of the common stock issued to the Keystone Buyers.

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

     For the nine months ended March 31, 2002, the loss on discontinued operations of HI was $2,627,567 and the loss on the disposal of the HI stock was $81,107.

9.     REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK

     On July 6, 2001, the Company commenced a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carries an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, is convertible into 11 shares of the Company's common stock and provides for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies. The offering closed on October 31, 2001 with sales of 125,000 shares of preferred stock with aggregates proceeds from the offering of $625,000. The Series A Preferred Stock is redeemable after March 31, 2004 for cash, at the option of the holder, in the amount of $5.50 per share, with such aggregate amount for each holder payable in ten (10) equal quarterly installments, the first such payment due the quarter immediately following the redemption date. Since the option to redeem into cash is at the option of the holder, the Company has classified this security on the balance sheet outside of stockholders' equity. The offering required that the Company file a registration statement of the common stock of the Company issuable upon the conversion of the Series A Preferred Stock sixty days following the closing of the offering, or March 31, 2002. Because the Company was engaged in negotiations for a private placement of a Series B preferred stock that would also require a registration statement (see
Note 10 below), the Company did not timely file the registration statement pursuant to the offering of the Series A Preferred Stock, but rather planned on combining the two registration statements. As a result, the Company is obligated to issue warrants to purchase an aggregate of 125,000 shares of common stock of the Company to the holders of the Series A Preferred Stock with an exercise price equal to the average of the closing price of the common stock for the five days preceding the date the registration statement should have been filed with an exercise period of three years.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    Unaudited
10.     SUBSEQUENT  EVENTS

     SALE OF SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE PREFERRED STOCK

     On April 10, 2002, the Company closed on a Stock Purchase Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford") for the sale of 3,000,000 shares of a newly created Series B $1.00 convertible preferred stock ("Series B Convertible Preferred") and three warrants, each to purchase 10,000,000 shares of common stock of the Company (the "Warrants"). Each share of the Series B Convertible Preferred is convertible into shares of common stock of the Company at the option of the holder at the conversion price of $0.10 per common share, subject to certain anti-dilution adjustments, and each share of the Series B Convertible Preferred is entitled to ten (10) votes on all matters requiring a vote of the stockholders. The Warrants are immediately exercisable for five years at the option of the holder with exercise prices of $0.10, $0.15 and $0.25 per share, respectively.

     The issuance of the Series B Convertible Preferred and the Warrants were based on four separate closings. Both the Series B Convertible Preferred and the Warrants are immediately exercisable when issued.

     Also on April 10, 2002, pursuant to a Stock Purchase Agreement ("Agreement") between the Company and Silvano DiGenova, the founder and Chief Executive Officer of the Company, Mr. DiGenova purchased 400,000 shares of the Series B Convertible Preferred and received Warrants to purchase 4,000,000 shares of Common Stock of the Company. The Agreement also provided for the sale to Mr. DiGenova of 7,000 shares of a newly created Series C $100 convertible preferred stock ("Series C Convertible Preferred"). Each share of the Series C Convertible Preferred carries a 9% dividend payable quarterly and is convertible into shares of common stock of the Company at the option of the holder at the conversion price of $0.22 per common share, subject to certain anti-dilution adjustments, and each share of the Series C Convertible Preferred is entitled to four hundred fifty four (454) votes on all matters requiring a vote of the stockholders. The Series C Convertible Preferred is redeemable on December 31, 2004 for cash. The Agreement further provided for the sale of a secured and subordinated note to Mr. DiGenova in the principal amount of $1,000,000 bearing interest at the annual rate of 9% with interest and a principal reduction payable quarterly of $150,000 until the principal is paid in full. In payment for the aggregate amount of $2,100,000 in new securities issued, Mr. DiGenova tendered two notes issued by the Company to Mr. DiGenova in the amounts of $1,400,000 and $700,000, an aggregate of $2,100,000 (see Note 6 for details of the two respective notes).

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    Unaudited

     The Agreement provided for several settlements with the Company over time and also required the Company to make certain payments and debt reductions with a portion of the proceeds of the sale of the securities, including legal and accounting fees related to the sale and a $100,000 placement fee, over various periods of time (depending on the specific obligation) of approximately $2 million from the date of the first closing to December 31, 2002. On April 24, 2002, the Company filed a Form 8-K for the event of April 10, 2002 relating to the Agreement. The Form 8-K and the attachments thereto explain in detail the exact requirements for the settlements and the use of proceeds. As a result of the sales of these securities, the balance sheet of theCompany has significantly and materially changed as of the date of this report. If such sales and all closings had occurred on March 31, 2002, without taking into effect the specific use of proceeds, except for $250,000 in placement fees, legal and accounting fees, the following would have been the proforma effect:

                                                                             Proforma Effect of PROFORMA MARCH
                                                          March 31, 2002     Sale of Securities   31, 2002
                                                            (Unaudited)         (Unaudited)      (UNAUDITED)
                                                        --------------------  ----------------  -----------
ASSETS
Total current assets                                    $         6,843,451   $     2,750,000   $ 9,843,451
Property and equipment, goodwill and other intangible
assets, net                                                         999,802                         999,802
                                                        --------------------  ----------------  -----------
Total assets                                            $         7,843,253   $     2,750,000   $10,843,253
                                                        ====================  ================  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Lines of credit                                      $         1,165,061                     $ 1,165,061
   Accounts payable and accrued expenses                          3,429,888                       3,429,888
   Notes payable, net of current portion                          1,647,673                       1,647,673
   Notes payable to related parties                               1,400,000        (1,400,000)            -
   Repurchase agreement                                             645,100                         645,100
   Obligations under capital lease                                    5,011                           5,011
                                                        --------------------  ----------------  -----------
                                                                  8,292,733        (1,400,000)    6,892,733
LONG-TERM LIABILITIES
   Notes payable to related parties, net of current
portion                                                             700,000           300,000     1,000,000
   Notes payable                                                     13,097                          13,097
   Deferred taxes                                                    10,000                          10,000
                                                        --------------------  ----------------  -----------
Total liabilities                                                 9,015,830        (1,100,000)    7,915,830
                                                        --------------------  ----------------  -----------
REDEEMABLE, CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred                                      625,000                         625,000
Series C Convertible Preferred                                                        700,000       700,000
STOCKHOLDERS' EQUITY
Series B Convertible Preferred                                                      3,400,000     3,400,000
Common stock                                                         41,211                          41,211
   Additional paid in capital                                     6,617,048          (250,000)    6,617,048
   Accumulated deficit                                           (8,455,836)                     (8,455,836)
                                                        --------------------  ----------------  -----------
                                                                 (1,797,577)        3,150,000     1,602,423
                                                        --------------------  ----------------  -----------
Total liabilities and shareholders' equity              $         7,843,253   $     2,750,000   $10,843,253
                                                        ====================  ================  ===========



SETTLEMENT  OF  LAWSUIT

The Company was named as the defendant in a lawsuit initiated by plaintiffs Steve Bayern and CynDel & Co., Inc. dated November 11, 2001 in the Supreme Court of the State of New York, County of New York, that alleges breach of contract in the approximate amount of $450,000, representing the aggregate of monthly fees to be paid for approximately three years. On April 10, 2002, the parties executed a settlement agreement that provided for an aggregate payment to the plaintiffs of $255,000, to be paid over a subsequent period of 90 days. During February and March 2002, the Company made payments to the plaintiffs under the existing "stand-still" letter in the aggregate of $23,167, which amount was charged to current earnings and, in accordance with the terms of the "stand-still" letter, such amount was to be offset against the final settlement amount. Accordingly, at March 31, 2002, the Company recorded a payable to the plaintiffs for $231,833 and charged current earnings in that same amount as the settlement was probable and estimable at such date.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    Unaudited
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 25, 2001, the Company acquired all the outstanding common shares of HotelInteractive, Inc. ("HI"), an Internet-based publisher of news and information by merging HI with and into a newly formed wholly owned subsidiary of the Company with the subsidiary as the survivor. Pursuant to the acquisition, the stockholders of HI received 18,755,345 shares of the Company's common stock and warrants to purchase an aggregate of 1,407,587 shares of the Company's common stock in exchange for 100% of their shares of stock in HI. Management's intention was to utilize the knowledge and technology base of HI to expand the Company's selling efforts on the Internet. Please see "Future Operating Plans" below for further details.

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

RESULTS  OF  OPERATIONS

FOR  THE  NINE  MONTHS  ENDED  MARCH  31,  2002  AND  2001

The Company's net loss for the nine months ended March 31, 2002 was $5,979,504, an increase in the net loss of $5,028,728 as compared to a net loss of $950,776, for the nine months ended March 31, 2001. The decrease in profitability in the nine months ended March 31, 2002 consisted of loss from continuing operations for the nine months ended March 31, 2002 of $2,869,066 and the loss from discontinued operations of $3,110,438. Of the loss from continuing operations, $776,711 is from the operations of SGI, which held three major auctions in the nine months and has incurred approximately $100,000 in expenses for a major auction in June 2002, and a reduction of gross profit of approximately $429,000 as a result of a reduction in the gross margin percentage from 17% of net sales for the nine months ended March 31, 2001 to 14% net sales for the nine months ended March 31, 2002.

REVENUES

During the nine months ended March 31, 2002, the Company began operations in the coin auction business as a result of the acquisition of assets for SGI in July 2001. This change in operations provided an additional area of sales whereby the Company sells consigned property. The table below reflects the comparative breakdown of the Company's aggregate sales:

                                         Nine months ended March 31,
                                             2002          2001
                                         ------------  -----------
Sales of owned property                  $14,322,450   $17,143,502
Sales of consigned property                3,866,464             -
Other revenues                               (20,830)        2,125
                                         ------------  -----------
AGGREGATE SALES OF SERVICE AND PROPERTY   18,168,084    17,145,627
Less sales for consignors                 (3,866,464)            -
                                         ------------  -----------
NET SALES                                $14,301,620   $17,145,627
                                         ============  ===========

For reporting purposes, the Company reports income from the sale of consigned property as commission income rather than through the reporting of sales and cost of sales. The following table reconciles aggregates sales to net sales as reported in the consolidated statement of operations:


                                 Nine months ended March 31, 2002
                                      2002                2001            Change
                               ------------  ----  -----------  ----  ------------  ----
Sale of Coins - Wholesale      $ 5,044,664    28%  $ 7,220,029   42%  $(2,175,365)  -30%
Sales Coins - Retail             8,840,332    49%    8,521,210   50%      319,122     4%
Sales Fine Art & Collectibles      437,454     2%    1,402,263    8%     (964,809)  -69%
Other Revenues                     (20,830)    0%        2,125    0%      (22,955)-1080%
Auction Sales- total             3,866,464    21%            -    0%    3,866,464     0%
                               ------------  ----  -----------  ----  ------------  ----
AGGREGATE SALES                 18,168,084   100%   17,145,627  100%    1,022,457     6%
Less sales for consignors       (3,866,464)  -21%            -    0%   (3,866,464)    0%
                               ------------  ----  -----------  ----  ------------  ----
TOTAL NET SALES                $14,301,620    79%  $17,145,627  100%  $(2,844,006)  -17%
                               ============  ====  ===========  ====  ============  ====



Net sales for the nine months ended March 31, 2002 decreased $2,844,007 or 17% to $14,301,620 from $17,145,627 for the nine months ended March 31, 2001. This decrease in revenues is primarily due to the reduction in wholesale sales and Fine Art & Collectibles. Wholesale sales for the nine months ended March 31, 2002 provided 28% of aggregate sales as compared to 42% of aggregate sales for the same period from 2001, a decrease of 30%, primarily as a result of the change in the operations of TCI and the termination of the contract with the trader in TCI. Retail rare coin sales increased from $8,521,210 (or 50% of aggregate sales) for the nine months ended March 31, 2001 to $8,840,332 (or 49% of aggregate sales) for the nine months ended March 31, 2002, an increase of $319,122 or 4%. This increase was primarily attributable to the contribution of $1,300,852 in retail sales from SGI, or 9% of net sales and 15% of retail sales, during the nine months ended March 31, 2002 over the nine months ended March 31, 2001, when in such period, SGI was not a part of the consolidated report. Fine art and collectible sales for the nine months ended March 31, 2002 decreased $964,809 to $437,454 from $1,402,263 in the nine months ended March 31, 2001, primarily as a result of a large estate liquidation held in September 2000 with no corresponding single large event in the nine months ended March 31, 2002. Other revenues (net results in other income and other expense) decreased to a loss of $20,830 from a gain of $2,125 for the respective periods March 31, 2002 and 2001. Auction Sales for the nine months ended March 31, 2002 were $3,866,464, or 21% of aggregate sales, with all of such sales a result of consigned property. There were no such sales in the nine months ended March 31, 2001.

COST  OF  SALES

Cost of sales for the nine months ended March 31, 2002 decreased $1,860,236 to $12,330,837, or 86% of net sales, from $14,191,073, or 83% of net sales for the nine months ended March 31, 2001. The increase in cost of sales as a percentage of revenue in the current period over comparable period, was due to the generally lower market values of the inventory sold by the Company relative to the cost of such items during the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. The Company's cost of sales as percentage of net revenue will vary from period to period depending on the prevailing market forces and the mix of products sold. Cost of sales by SGI for the nine months ended March 31, 2002 were $1,228,503, or 94% of such net sales provided by SGI with no contribution to cost of sales by SGI in the nine months ended March 31, 2001. Without the contribution of SGI in the nine months ended March 31, 2002, cost of sales were $11,102,334, or 85% of net sales without the contribution of SGI. The higher cost of sales percentage of SGI sales as compared to the cost of sales percentage historically reported by the Company is generally attributable to the lower margins in the gold bullion-type of property that SGI buys and sells as a convenience to local customers in Beverly Hills without incurring any additional fixed costs.

GROSS  PROFIT

Gross profit for the nine months ended March 31, 2002 decreased to $1,970,783, or 14% of net sales, for the nine months ended March 31, 2002 from $2,954,554, or 17% of net sales, for the nine months ended March 31, 2001. SGI contributed $72,349 in gross profit for the nine months ended March 31, 2002 and did not contribute any amount in the nine months ended March 31, 2001 as SGI was not a part of the consolidated report. Without the contribution of gross profit from SGI, from SGI, the gross profit for the nine months ended March 31, 2002 was 15% of net sales.

COMMISSION  INCOME

Commission income from auction sales when the Company was acting as an agent for consignors of property was $375,084, or 10% of Auction sales, for the nine months ended March 31, 2002 and zero for the nine months period ended March 31, 2001. The Company began operations of SGI in the nine months ended March 31, 2002, and held the first auction in October 2001. The Company had no significant auction operations for the nine months ended March 31, 2001.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the nine months ended March 31, 2002 increased to $4,412,766, from $3,182,797 for the nine months ended March 31, 2001, an increase of $1,229,969, or 39%. These expenses represent 24% of aggregate sales for the nine months ended March 31, 2002 and 19% of aggregates sales for the nine months ended March 31, 2001. Significantly contributing to this increase were operations of SGI, which were not included in selling, general and administrative expenses for the nine months ended March 31, 2001 nor did such operations contribute revenues for such period. SGI combined contributed $1,194,433 of selling, general and administrative expenses, or 31% of consignment sales associated with such expenses, toward the increase for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. The Company also recognized a charge to earnings in the nine months ended March 31, 2002 of $265,000 relating to the settlement of a lawsuit with two consultants.


OTHER  INCOME  AND  EXPENSES

Other expenses for the nine months ended March 31, 2002 increased to $802,168 from $659,183 for the nine months ended March 31, 2001. This increase was primarily due to increases in interest expense from the nine moths ended March 31, 2001 of $653,374, to $920,857 for the nine months ended March 31, 2002, an increase of $267,483. The increase in interest expense was primarily a result of
(i) the additional working capital credit obtained for the operations of TCI, included in the consolidated results for the nine months ended March 31, 2002 but only in the consolidated results for four months of the nine months ended March 31, 2001; and (ii) the increase in credit to finance consignment advance (or notes receivable) associated with the auction operations of SGI which operations are included in the a consolidated results for the nine months ended March 31, 2002 but not in the consolidated results for the nine months ended
March  31,  2001.

LOSS  FROM  CONTINUING  OPERATIONS

The loss from continuing operations increased to $2,869,066 in the nine months ended March 31, 2002 from a loss of $887,426 in the nine months ended March 31, 2001. This increase is primarily a result of (i) the loss from the operations of SGI of $776,711 during the nine months ended March 31, 2002, which operations were not included in the consolidated report for the nine months ended march 31, 2001; (ii) the charge to earnings of $265,000 in the settlement of a lawsuit in the nine months ended March 31, 2002; and (iii) the generally lower margins for sales in the nine months ended March 31, 2002 as compared to the margins for sales from the nine months ended March 31, 2001.

DISCONTINUED  OPERATIONS

The loss from discontinued operations for the nine months ended March 31, 2002 includes a loss from discontinued operations of Keystone of $199,889 as compared to a loss of $63,350 for the nine months ended March 31, 2001, an increase of $136,539. The loss on the disposal of the assets of Keystone was $201,875, for an aggregate loss on the Keystone discontinued operations of $401,764. The loss from discontinued operations for the nine months ended March 31, 2002 also includes a loss from discontinued operations of HI of $2,627,567 from no such income or loss from the nine months ended March 31, 2001 as HI was not part of the consolidated group for the nine months ended March 31, 2001. The loss on the disposal of the investment in HI was $81,107, for an aggregate loss on the HI discontinued operations of $2,708,674.

FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001

The Company's net loss for the three months ended March 31, 2002 was $1,658,204 as compared to the net loss of $13,470 for the three months ended March 31, 2001, an increase in the loss of $1,644,734. The decrease in profitability was primarily the result of (i) the loss from operations of SGI of $221,978 for the three months ended March 31, 2002, which operations were not included in the three months ended March 31, 2001, (ii) the increase of the loss from discontinued operations of $125,645 and (iii) a decrease in sales and gross margins on such sales for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

NET  REVENUES

During the three months ended March 31, 2002, the Company held two auctions in the operations of SGI, which operations were not a part of the consolidated group during the three months ended March 31, 2001. This change in operations provided an additional area of sales whereby the Company sells consigned property. The table below reflects the comparative breakdown of the Company's aggregate sales:

                                       Three months ended March 31,
                                             2002          2001
                                         ------------  ----------
Sales of owned property                  $ 3,877,174   $6,491,632
Sales of consigned property                2,213,870            -
Other revenues                               (26,820)       2,125
                                         ------------  ----------
AGGREGATE SALES OF SERVICE AND PROPERTY    6,064,224    6,493,757
Less sales for consignors                 (2,213,870)           -
                                         ------------  ----------
NET SALES                                $ 3,850,354   $6,493,757
                                         ============  ==========


For reporting purposes, the Company reports income from the sale of consigned property as commission income rather than through the reporting of sales and cost of sales. The following table reconciles aggregates sales to net sales as reported in the consolidated statement of operations:

                                   Three months ended March 31, 2002
                                        2002                2001                  Change
                               ------------  ----  -----------  ----------  ------------  ----
Sale of Coins - Wholesale      $ 1,194,120    20%  $2,930,623          45%  $(1,736,503)  -59%
Sales Coins - Retail             2,593,434    43%   3,209,216          49%     (615,782)  -19%
Sales Fine Art & Collectibles       89,620     1%     351,793           5%     (262,173)  -75%
Other Revenues                     (26,820)    0%       2,125           0%      (28,945)    0%
Auction Sales- total             2,213,870    37%           -           0%    2,213,870     0%
                               ------------  ----  -----------  ----------  ------------  ----
AGGREGATE SALES                  6,064,224   100%   6,493,757         100%     (429,533)   -7%
Less sales for consignors       (2,213,870)  -37%           -           0%   (2,213,870)    0%
                               ------------  ----  -----------  ----------  ------------  ----
TOTAL NET SALES                $ 3,850,354    63%  $6,493,757         100%  $(2,643,403)  -41%
                               ============  ====  ===========  ==========  ============  ====

Net sales for the three months ended March 31, 2002 decreased $2,643,403 or 41% to $3,850,354 from $6,493,757 for the three months ended March 31, 2001. This decrease was primarily due to the decrease in Wholesale sales of $1,736,503, or 59%, as a result of the winding down of operations of TCI and the termination of the consultants contract prior to the three months ended March 31, 2002, but wholesale sales resulting from such contract were included in the three months ended March 31, 2001. Wholesale sales for the three months ended March 31, 2002 provided 20% of aggregate sales as compared to 45% of aggregate sales for the same period from 2001. Retail rare coin sales decreased from $3,209,216 (or 49% of aggregate sales) for the three months ended March 31, 2001 to $2,593,434 (or 43% of aggregate sales) for the three months ended March 31, 2002, a decrease of $615,782 or 19%. This decrease was also attributable to the winding down of operations of TCI, however, this effect was offset by an increase in Retail sales of SGI of $615,790 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 during which time SGI was not a part of the consolidated group. Fine art and collectible sales for the three months ended March 31, 2002 decreased $262,173 to $89,620 from $351,793 in the three months ended March 31, 2001, primarily as a result of an auction of Fine art and collectibles held in January 2001 but not held in January 2002. Auction Sales for the nine months ended March 31, 2002 were $2,213,970, or 37% of aggregate sales, with all of such sales a result of consigned property. There were no such sales in the nine months ended March 31, 2001.

COST  OF  SALES

Cost of sales for the three months ended March 31, 2002 decreased to $3,637,444, or 94% of net sales, from $5,445,020, or 84% of net sales for the three months ended March 31, 2001. The increase in cost of sales as a percentage of net sales, in the current period over comparable period, was due generally lower market values of the inventory sold by the Company relative to the sales prices and to the lower margins contributed by SGI with cost of sales of $593,394, or 96% of such net sales, for the three months ended March 31, 2002 and no contribution to cost of sales for the three months ended March 31, 2001 as SGI was not a part of the consolidated group. The higher cost of sales percentage of SGI sales as compared to the cost of sales percentage historically reported by the Company is generally attributable to the lower margins in the gold bullion-type of property that SGI buys and sells as a convenience to local customers in Beverly Hills without incurring any additional fixed costs. Another factor contributing to the lower margins was the recognition of sales in the three months ended March 31, 2002 under the repurchase agreement of $321,600 with corresponding cost of sales of $317,847, or 99% of such net sales, while there was no such repurchase agreement in the three months ended March 31, 2001. The Company's cost of sales as percentage of net revenue will vary from period to period depending on the prevailing market forces and the mix of products sold.

GROSS  PROFIT

Gross profit for the three months ended March 31, 2002 was $212,910, or 6% of net sales, from $1,048,737, or 16% of net sales, for the three months ended March 31, 2001. This decrease in gross profit was principally due to the significant decrease in net sales during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 and the reduction in the aggregate of margin as a percentage of sales due to the changes in market conditions during the three months ended March 31, 2002 and the lower margin sales of SGI and the sales associated with the repurchase agreement cited above.

COMMISSION  INCOME

Commission income from auction sales when the Company was acting as an agent for consignors of property was $253,927, or 11% of the Auction sales, for the three months ended March 31, 2002 and zero for the three months period ended March 31, 2001. The Company began operations of SGI in the nine months ended March 31, 2002, and held the first auction in October 2001.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2002 increased to $1,734,541 from $819,530 for the three months ended March 31, 2001, an increase of $915,011. These expenses represent 29% of aggregate sales for the three months ended March 31, 2002 and 13% of aggregates sales for the three months ended March 31, 2001. Significantly contributing to this increase were the operations of SGI, whose operations were not included in these expenses for the three months ended March 31, 2001 and for the three months ended March 31, 2001 did not contribute revenues to consolidated operations. SGI contributed $437,468 of selling, general and administrative expenses, or 46% of aggregates sales associated with such expenses, toward such increase for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The Company also recognized a charge to earnings in the three months ended March 31, 2002 of $265,000 relating to the settlement of a lawsuit with two consultants.

OTHER  INCOME  AND  EXPENSES

Other expenses for the three months ended March 31, 2002 increased $22,178 to $270,313 from $248,135 for the three months ended March 31, 2001. This increase was primarily due to the increase in interest expense of $99,940 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase in interest expense in the three months ended March 31, 2002 is directly related to the interest expense associated with the acquisition of SGI during the three months ended March 31, 2002.

LOSS  FROM  CONTINUING  OPERATIONS

The loss from continuing operations increased to $1,538,017 in the three months ended March 31, 2002 from $18,928 in the three months ended March 31, 2001. This increase is primarily a result of (i) the loss from the operations of SGI of $221,978 during the three months ended March 31, 2002, which operations were not included in the consolidated report for the three months ended march 31, 2001;
(ii) the charge to earnings of $265,000 in the settlement of a lawsuit in the three months ended March 31, 2002; and (iii) the generally lower margins for sales in the three months ended March 31, 2002 as compared to the margins for sales from the three months ended March 31, 2001.

DISCONTINUED  OPERATIONS

The aggregate loss from discontinued operations for the three months ended March 31, 2002 was $120,187 as compared to net income of $5,458 for the three months ended March 31, 2001. All of the aggregate loss from discontinued operations for the three months ended March 31, 2002 was attributed to the loss on discontinued operations of HI of $39,080 for the three months ended March 31, 2002 and the loss on the disposal of the investment in HI of $81,107. HI had no operations in the consolidated group for the three months ended March 31, 2001. Although Keystone contributed the net income of $5,458 for the three months ended March 31, 2001, Keystone did not contribute to the loss from discontinued operations in the three months ended March 31, 2002 as such operations ceased in November 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash decreased $46,970 for the nine months ended March 31, 2002 to $179,455 at March 31, 2002 as compared with $226,425 at June 30, 2001.

At March 31, 2002, the Company had a deficiency between the current assets and current liabilities of $1,498,398 as compared to the excess of current assets over current liabilities of $1,003,589 at June 30, 2001. This change of $2,501,987 was primarily as a result of (a) the Company incurring a short term note payable to pay for the acquisition of the fixed assets for SGI with a balance due at March 31, 2002 of $450,116 and (b) the decrease in inventories of $4,885,949. Of the current components, there was a increase in accounts receivable of $1,402,297 for March 31, 2002 as compared to June 30, 2001 and a significant increase in notes receivable of $838,262 for the same comparable dates. These increases were primarily a result of the impact of the activity of the subsidiary SGI at March 31, 2002 which subsidiary was not a part of the consolidated results at June 30, 2001. Prepaid expenses increased $148,661 as of March 31, 2002 as compared to June 30, 2001. Accounts payable increased $633,543 from June 30, 2001 to March 31, 2002.

Net cash provided by investing activities for the nine months ended March 31, 2002 was $147,931 consisting primarily of the cash proceeds of $200,000 from the sale of the investment in HI and collections on the receivable taken in the such sale.

Net cash provided by financing activities for the nine months ended March 31, 2002 was $337,294, consisting primarily of the net increase in the repurchase agreement and the issuance of the preferred stock. Such increases were offset by the reduction in related party debt and the payments on notes payable.

On June 29, 2001, the line-of-credit was renegotiated to expire on January 31, 2002 with principal payments of $100,000 per month and the remaining balance due on the expiration date. On January 31, 2002, the line-of-credit was renegotiated to expire on September 30, 2002 and requires principal payments of $50,000 on February 15 and 28, 2002, followed by monthly principal payments of $50,000 for three months through May 2002, followed by principal payments of approximately $100,000 per month to September 2002. The outstanding balance on the line-of-credit as of March 31, 2002 and June 30, 2001 was $526,393 and $1,040,000, respectively. The Company is not permitted to increase borrowings under this line-of-credit.

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

As of December 31, 2000, the Company executed a note and security agreement in favor of the Company's principal stockholder and chief executive officer in the amount of $1,400,000 to replace a note payable of the same amount and also payable to the Company's principal stockholder with an original interest rate of 9% and convertible to common stock at $1.00 per share. The note has a maturity date of June 30, 2002, bears interest at 9.5% annual for three months, increasing to 12.5% annually for the duration of the note (interest payable monthly in arrears) and is convertible into common stock of the Company at $0.22 per share. (See "Sale Of Series B Convertible Preferred Stock And Series C Convertible Preferred Stock" below).

As of March 31, 2001, the Company executed a note and security agreement in favor of the principal stockholder and chief executive officer in the amount of $959,440 to replace a note payable of the same amount and also payable to the Company's principal stockholder. The note had a maturity date of June 30, 2002, and bears interest at 9.5% annual for three months, increasing to 12.5% annually for the duration of the note (payable monthly in arrears). On June 15, 2001, the maturity date of the note was extended to December 31, 2004 with no changes in interest rate from the annual rate of 12.5%. In consideration of the extension, the Company issued a warrant to purchase 1,500,000 shares of the common stock of the Company to the holder of the note, the chief executive officer of the Company, at an exercise price of $0.39 per share with an exercise period expiring on December 31, 2004. (See "Sale Of Series B Convertible Preferred Stock And Series C Convertible Preferred Stock" below).

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

On July 6, 2001, the Company completed the acquisition of the assets placed in SGI, pursuant to which SGI issued a non-interest bearing promissory note payable to the seller for $701,000, secured by all the assets of SGI and guaranteed by the Company and the principal stockholder and chief executive officer of the Company. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,402,000 shares of the common stock of the Company, at an exercise price of $0.21 per share with an exercise period expiring on July 5, 2006. The warrants were valued at $84,120 and since the note was due on January 10, 2002, the entire amount has been charged to earnings for the nine months ended March 31, 2002. The note provides for periodic payments up to January 10, 2002. The Company has a dispute with the seller regarding the covenants of the seller. As a result, the Company had suspended payments in accordance with terms of the note. However, in subsequent negotiations, the Company and the lender agreed on a settlement resulting in (a) temporary payments to be made by the Company in amounts mutually agreed by the parties while the documents relating to the settlement are finalized, (b) increasing the amount due under the note by $49,116 with such amount being charged to interest expense and (c) the interest rate on such note set at a floating 4.5% over the prime lending rate. The outstanding balance at March 31, 2002 was $450,116.

On July 6, 2001, as a part of the transaction whereby assets of the business were purchased, SGI signed a revolving promissory note (the line-of-credit) with the seller of the assets in the aggregate amount of $3,000,000 bearing interest at 4% over the prime rate and secured by assignment of the notes receivable from consignors of property to SGI. Such notes were received by SGI as evidence of loans made by SGI to such consignors with repayment of the notes from the proceeds of the sale of irrevocably consigned property by such consignors through SGI. Each note is secured by the consigned property associated with each consignor. The line-of-credit is due on July 5, 2002 and is guaranteed by the Company and personally guaranteed by the Company's chief executive officer and principal stockholder. In consideration of the personal guaranty, the Company issued the principal stockholder and chief executive officer of the Company warrants to purchase 1,500,000 shares of the common stock of the Company at an exercise price of $0.35 per share with an exercise period expiring on July 5, 2006. The warrants were valued at $90,000 and of this amount, $67,500 has been charged ratably to earnings for the nine months ended March 31, 2002. The balance at March 31, 2002 was $638,668 with availability under the revolving promissory note of $2,361,232 provided that SGI has notes receivable and collateral from consignors of property.

On July 6, 2001, the Company initiated a private placement of its Series A $5.00 Redeemable 8% Convertible Preferred Stock through Capital Investment Services, Inc., a broker dealer controlled by Robert Escobio, then a member of the Company's board of directors. As of March 31, 2002, the Company had sold 125,000 shares of the Series A preferred stock with gross proceeds of $650,000.

On November 20, 2001, the Company entered into a repurchase agreement with an individual (the "Buyer") providing for the sale of rare coins to the Buyer for an aggregate purchase price of $1,176,000, and granting the Company a non-exclusive right to repurchase and re-sell the coins (if the Buyer declares the coin available for sale) at the original sale price to the Buyer (an aggregate amount of $1,176,000) at any time during the term of the agreement until the expiration date on May 20, 2002. The repurchase agreement also grants the Company the non-exclusive obligation to market the coins that are the subject of the repurchase agreement and if the Company exercises the right to repurchase, the Company must share with the Buyer 50% of the gross profit realized on the subsequent sale of each coin repurchased. In addition, the repurchase agreement provides for the obligation of the Company to repurchase, at expiration date and at the option of the Buyer, any coin still outstanding under the repurchase agreement at a repurchase price at 106% of the original sale price to the Buyer. Since the Company has the obligation to market the coins that are the subject of the repurchase agreement, the sale of the coins to the Buyer is not substantially complete until the coins are marketed, repurchased and sold to third parties. Accordingly, only those coins which the Company has re-marketed and sold to third party buyers are recorded and recognized as sales, and the aggregate value of the coins remaining under and subject to the repurchase agreement are classified as inventory until such third party sale is completed. For the nine months ended March 31, 2002, such completed sales were equal to $530,900, and as a result, the Company also satisfied the repurchase of coins under the repurchase agreement in the same amount of $530,900. In addition, in accordance with the terms of the repurchase agreement, the Company earned and recognized 50% of the gross profit from the re-marketing and sale of the repurchased coins to the third party buyers, which for the nine months ended March 31, 2002 was $20,770 and such amount was recorded as other income. At March 31, 2002, since the Company had repurchased
$530,900 of the property subject to the repurchase agreement, the remaining balance under the repurchase agreement was $645,100 and the associated inventory remaining under and subject to the repurchase agreement was $637,571.

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

The Company has incurred losses since July 1999 and the bank credit facility will be paid in full in September 2002. In addition, the Company is dependent on substantial short term and due on demand financing from various vendors, related parties and retail customers. The Company has renegotiated its line of credit with the bank several times and has obtained waivers from the bank for certain covenants and requirements under the terms of the line of credit. In order to fund present and future operations, the Company needs to secure a new line of credit, secure long term financing or raise additional funds through private equity or debt placements. The Company has raised $625,000 in additional equity capital which the Company has invested in current operations. However, this equity capital may be insufficient to permit the Company to execute its operating plan. The Company has closed on a sale of equity securities on April 10, 2002, for an aggregate sale price of $3,000,000 (see "Sale Of Series B Convertible Preferred Stock And Series C Convertible Preferred Stock"). While the Company has initiated plans to return to profitability and to secure additional financing and/or to raise additional capital, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly and materially reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund any ongoing operations.

CAPITAL  EXPENDITURES
The Company did not incur any material capital expenditures for property, plant and equipment during the nine months ended March 31, 2002. The Company did invest $200,000 in cash and $701,000 in a note from the seller in all the assets of a targeted acquisition and those assets were placed in SGI. These acquired assets of SGI included (a) property, plant and equipment valued at $109,479; (b) leasehold improvements valued at $100,000; (c) computer software valued at $100,000; (d) customer names valued at $246,300; and (e) goodwill valued at $345,221.

SALE OF SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE PREFERRED STOCK

On April 10, 2002, the Company closed on a Stock Purchase Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford") for the sale of 3,000,000 shares of a newly created Series B $1.00 convertible preferred stock ("Series B Convertible Preferred") and three warrants, each to purchase 10,000,000 shares of common stock of the Company (the "Warrants"). Each share of the Series B Convertible Preferred is convertible into shares of common stock of the Company at the option of the holder at the conversion price of $0.10 per common share, subject to certain anti-dilution adjustments, and each share of the Series B Convertible Preferred is entitled to ten (10) votes on all matters requiring a vote of the stockholders. The Warrants are immediately exercisable for five years at the option of the holder with exercise prices of $0.10, $0.15 and $0.25 per share, respectively.

The issuance of the Series B Convertible Preferred and the Warrants were based on four separate closings. Both the Series B Convertible Preferred and the Warrants are immediately exercisable when issued.

Also on April 10, 2002, pursuant to a Stock Purchase Agreement ("Agreement") between the Company and Silvano DiGenova, the founder and Chief Executive Officer of the Company, Mr. DiGenova purchased 400,000 shares of the Series B Convertible Preferred and received Warrants to purchase 4,000,000 shares of Common Stock of the Company. The Agreement also provided for the sale to Mr. DiGenova of 7,000 shares of a newly created Series C $100 convertible preferred stock ("Series C Convertible Preferred"). Each share of the Series C Convertible Preferred carries a 9% dividend payable quarterly and is convertible into shares of common stock of the Company at the option of the holder at the conversion price of $0.22 per common share, subject to certain anti-dilution adjustments, and each share of the Series C Convertible Preferred is entitled to four hundred fifty four (454) votes on all matters requiring a vote of the stockholders. The Series C Convertible Preferred is redeemable on December 31, 2004 for cash. The Agreement further provided for the sale of a secured and subordinated note to Mr. DiGenova in the principal amount of $1,000,000 bearing interest at the annual rate of 9% with interest and a principal reduction payable quarterly of $150,000 until the principal is paid in full. In payment for the aggregate amount of $2,100,000 in new securities issued, Mr. DiGenova tendered two notes issued by the Company to Mr. DiGenova in the amounts of $1,400,000 and $700,000, an aggregate of $2,100,000.

FUTURE  OPERATING  PLANS

As a result of the analysis of operations of the subsidiaries, management has begun to explore various alternatives for its future operating plans.

During the nine months ended March 31, 2002, management re-evaluated the investment in HI. While there have been certain benefits from the acquisition, the circumstances have changed in the expectations for HI as the Company has not realized the success it had planned for integration of HI's Internet software and information reporting into the collectibles field. Further, the Company has not realized planned success in the cross-marketing of collectibles to the subscribers of the HI online services. As a result of these circumstances, the Company has estimated the fair market value of the goodwill associated with HI and recorded a charge to earnings of $2,138,841. On February 7, 2001, the Company sold its all of its holdings of common stock of HI (100% of the outstanding shares of HI) for $400,000, consisting of a payment in cash of $100,000 and a secured, non-interest bearing promissory note due in ninety (90) days following the closing for $300,000. The note is secured by all of the common stock of HI. The Company also received an asset note for $75,000 relating to cash advances made to HI, which asset note is secured with all of the assets of HI.

Management has also examined the contribution margin for operations of TCI, especially in view of the cost of financing TCI and the profit sharing arrangement with contractors and lenders. In October 2001, after review of the performance of TCI under the consulting agreement and the related financing agreement, TCI and RLH mutually agreed to terminate the consulting agreement. TCI continues in operations, however, since the operations of TCI are virtually identical to those of the Company, the Company has eliminated the redundancies is winding down its operations in TCI as of March 31, 2002 while management considers the alternatives for future operations of TCI.

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

RISK FACTORS

THE COMPANY MUST IDENTIFY NEW SOURCES OF EQUITY CAPITAL TO CONTINUE IN ITS PRESENT LINES OF BUSINESS.

The Company has incurred losses since July 1999 and the bank credit facility will be paid in full in September 2002, which credit facility requires interim payments of principal without the ability to increase the amount under the credit facility. In addition, the Company is dependent on substantial short term and due on demand financing from various vendors, related parties and retail customers. The Company has closed on a agreement to sell $3,000,000 in Series B Convertible Preferred but there is no assurance the sale will be sufficient to meet all the needs the Company may have for additional equity capital. If the Company cannot identify and secure additional equity capital, then the Company will not be able to continue its present line of business and the future operations of the Company will be required to change substantially and materially.

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

OUR INABILITY TO MANAGE GROWTH EFFECTIVELY COULD AFFECT OUR BUSINESS MATERIALLY AND ADVERSELY.

With the increase in equity capital Tangible may experience a significant period of growth and increased personnel, marketing and acquisition related costs, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion may place, a significant strain on our management, operational and financial resources. Tangible's ability to manage future increases, if any, in the scope of its operations or personnel will depend on the expansion of its marketing and sales, management, operational and financial capabilities. The failure of Tangible's management to effectively manage the expansion of its business could have a material adverse effect on Tangible's business, results of operations and financial condition. To manage this growth we must do the following:

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

OUR WEB SITE MAY NOT BE ADEQUATE TO MEET THE GROWING NEEDS OF OUR BUSINESS.

The satisfactory performance, reliability and availability of our Web site and network infrastructure are and will be critical to our reputation and our ability to attract and retain customers and technical personnel and to maintain adequate customer service levels. Any system interruptions or reduced performance of our Web site could materially adversely affect our ability to attract new customers and technical personnel.

OUR WEB SITE MAY BE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN OUR LIABILITY FOR DAMAGES AND HARM TO OUR REPUTATION.

Despite the implementation of network security measures, our Web siteis vulnerable to computer viruses, break-ins and similar disruptive problems caused by Internet users. These occurrences could result in our liability for damages, and our reputation could suffer. The circumvention of our security measures may result in the misappropriation of such proprietary information. Any such security breach could lead to interruptions and delays and the cessation of service to our customers and could result in a decline in revenue and income.

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

The Company has been named as the defendant in a lawsuit initiated by plaintiffs Steve Bayern and CynDel & Co., Inc. dated November 11, 2001 in the Supreme Court of the State of New York, County of New York, that alleges breach of contract in the approximate amount of $450,000, representing the aggregate of monthly fees to be paid for approximately three years. On April 10, 2002, the parties executed a settlement agreement that provided for an aggregate payment to the plaintiffs of $255,000, to be paid over a subsequent period of 90 days. During February and March 2002, the Company made payments to the plaintiffs under the existing "stand-still" letter in the aggregate of $23,167, which amount was charged to current earnings and, in accordance with the terms of the "stand-still" letter, such amount was to be offset against the final settlement amount. Accordingly, at March 31, 2002, the Company recorded a payable to the plaintiffs for $231,833 and charged current earnings in that same amount.

Other than the lawsuits described above, the Company is not currently involved in any litigation which it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM  2  -  CHANGES  IN  SECURITIES

On April 10, 2002, the Company closed on a Stock Purchase Agreement with Stanford Venture Capital Holdings, Inc. for the sale of 3,000,000 shares of a newly created Series B $1.00 convertible preferred stock ("Series B Convertible Preferred") and three warrants, each to purchase 10,000,000 shares of common stock of the Company (the "Warrants"). Each share of the Series B Convertible Preferred is convertible into shares of common stock of the Company at the option of the holder at the conversion price of $0.10 per common share, subject to certain anti-dilution adjustments, and each share of the Series B Convertible Preferred is entitled to ten (10) votes on all matters requiring a vote of the stockholders. The Warrants are immediately exercisable for five years at the option of the holder with exercise prices of $0.10, $0.15 and $0.25 per share, respectively. The issuance was made without general solicitation or advertisement to accredited investors pursuant to Rule 506 of Regulation D.

Also on April 10, 2002, pursuant to a Stock Purchase Agreement ("Agreement") between the Company and Silvano DiGenova, the founder and Chief Executive Officer of the Company, Mr. DiGenova purchased 400,000 shares of the Series B Convertible Preferred and received Warrants to purchase 4,000,000 shares of Common Stock of the Company. The Agreement also provided for the sale to Mr. DiGenova of 7,000 shares of a newly created Series C $100 convertible preferred stock ("Series C Convertible Preferred"). Each share of the Series C Convertible Preferred carries a 9% dividend payable quarterly and is convertible into shares of common stock of the Company at the option of the holder at the conversion price of $0.22 per common share, subject to certain anti-dilution adjustments, and each share of the Series C Convertible Preferred is entitled to four hundred fifty four (454) votes on all matters requiring a vote of the stockholders. The Series C Convertible Preferred is redeemable on December 31, 2004 for cash. The Agreement further provided for the sale of a secured and subordinated note to Mr. DiGenova in the principal amount of $1,000,000 bearing interest at the annual rate of 9% with interest and a principal reduction payable quarterly of $150,000 until the principal is paid in full. In payment for the aggregate amount of $2,100,000 in new securities issued, Mr. DiGenova tendered two notes issued by the Company to Mr. DiGenova in the amounts of $1,400,000 and $700,000, an aggregate of $2,100,000. The issuance was made without general solicitation or advertisement to accredited investors pursuant to Rule 506 of Regulation D.

ITEM  3  -  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On March 27, 2002, a majority of the shareholders, via written consent, voted to
(i) amend the Company's Articles of Incorporation to increase the authorized capital stock to 265,000,000 shares from 115,000,000 shares, which included an increase of the authorized shares of common stock, par value $0.001 per share, to 250,000,000 shares from 100,000,000 shares. The number of authorized shares of preferred stock, par value $0.001 per share remained at 15,000,000 shares; and (ii) approved an amendment to the Company's Bylaws reducing the number of authorized Directors from seven (7) to five (5).

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

(2.3)* Share Purchase Agreement by and between HCR Holdings, Inc. and Tangible Asset Galleries, Inc. dated February 7, 2002 (previously filed as Exhibit 2.1 of Form 8-K dated February 19,2002).

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

(10.1)* Convertible Promissory Note by and between Tangible Asset Galleries, Inc. and Silvano DiGenova dated March 31, 2001.

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

On March 1, 2002, as amended on April 1, 2002, the Company filed a Current Report on Form 8-K dated February 22, 2002 reporting the divestiture of assets and the assumptions of liabilities relating to the discontinued operations of Keystone.

On April 24, 2002, the Company filed a Current Report on Form 8-K dated April 10, 2002, reporting the change of control resulting from the sale of Series B Preferred stock to Stanford.

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



Dated: May 21, 2002