Form 10KSB
period 2002-06-30
TANGIBLE ASSET GALLERIES INC
filed 2003-02-19
CIK 1091539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________
Commission File No. 0-27121

                         TANGIBLE ASSET GALLERIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                    NEVADA                                   88-0396772
        (State or Other Jurisdiction of                     (IRS Employer
         Incorporation or Organization                 Identification Number)

                 3444 VIA LIDO                                  92663
           NEWPORT BEACH, CALIFORNIA                         (Zip Code)
   (Address of Principal Executive Offices)

                                 (949) 566-0021
                           (Issuer's Telephone Number)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                     (None)

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [ ] No [X]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's revenues for the fiscal year ended June 30, 2002 were $18,797,152.

         The number of outstanding shares of the registrant's common stock as of January 6, 2003, was 41,211,463. Based on the last sale price of its common stock on December 31, 2002 ($0.02), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $514,509.(1)

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

         None

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes [ ] No [X]

----------
(1) For purposes of this calculation, shares owned by executive officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                      TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I.....................................................................................1
   ITEM 1.       DESCRIPTION OF BUSINESS...................................................1
   ITEM 2.       DESCRIPTION OF PROPERTY...................................................8
   ITEM 3.       LEGAL PROCEEDINGS.........................................................8
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................9

PART II...................................................................................10
   ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................10
   ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................11
   ITEM 7.       FINANCIAL STATEMENTS.....................................................28
   ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE...............................................28

PART III..................................................................................29
   ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT......................29
   ITEM 10.      EXECUTIVE COMPENSATION...................................................31
   ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                   AND RELATED STOCKHOLDER MATTERS........................................34
   ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................37
   ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.........................................39
   ITEM 14.      CONTROLS AND PROCEDURES..................................................42

                                     PART I

         This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our beliefs and assumptions, and on information currently available to us. Forward-looking statements include among others, the information concerning possible or assumed future results of operations of Tangible Asset Galleries, Inc. and its subsidiaries set forth under the heading "Financial Information-Management's Discussion and Analysis or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

         Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements contained in this document.

ITEM 1.       DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins, jewelry, fine art and collectibles on a retail, wholesale, and auction basis. Our retail and wholesale operations are conducted in virtually every state in the United States and in several foreign countries. Through our Superior Galleries subsidiary, we also provide auction services for customers seeking to sell their own coins, jewelry, fine art and collectibles. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as Sotheby's, eBay and Yahoo and through our own websites at TAGZ.com and SGBH.com.

         We were organized as a Nevada corporation on August 30, 1995 and are currently headquartered in Newport Beach, California, where our primary gallery is located. Our Superior Galleries subsidiary maintains its operations in Beverly Hills, California.

HISTORY OF THE COMPANY

         Tangible Investments of America, Inc., or TIA, our predecessor, was originally founded by our current chief executive officer, Silvano DiGenova, in 1977 when Mr. DiGenova first exhibited his coins at a national coin dealer's convention. That same year, Mr. DiGenova first became involved in other collectibles such as fine arts and antiques. Mr. DiGenova has collected rare coins since 1971 (when he was nine years old). While attending the Wharton School of Business in the early 1980s, Mr. DiGenova continued to develop TIA, and in May 1984, prior to graduating, Mr. DiGenova took a leave of absence from Wharton and incorporated TIA in Pennsylvania.

         In 1991, Mr. DiGenova relocated TIA to Laguna Beach, California and continued to develop its rare coin, fine art and collectibles retail and wholesale business, continuing to expand on a national level. We acquired TIA on April 28, 1999 through a reverse-merger acquisition.

         In December 1999, we acquired all of the outstanding common shares of Gehringer and Kellar, Inc. d.b.a. Keystone Coin & Stamp Exchange, or Keystone. Keystone is a wholesaler, retailer and auctioneer of rare coins located in Allentown, Pennsylvania. We transferred the operations of this company to certain members of its management in November 2001 and completed the sale of the assets of this company in February 2002. In June 2001, we acquired all of the outstanding common shares of HotelInteractive, Inc., or HI, an Internet-based publisher of news and information. In February 2002, we sold this company to a corporation controlled by Mr. Richard Viola, who was serving as a director on our board at that time.

BACKGROUND OF THE COIN AND COLLECTIBLES INDUSTRY

         Throughout history, coins have been highly prized and universally regarded as a store of value, particularly those struck in precious metals. Coins have been highly esteemed for their beauty and appeal as a solid store of wealth. Over the past 300 years, coin collecting for enjoyment and profit has gained increasing prominence. The coin industry has been active in trading since the 17th century. Today, coins and collectibles are bought and sold throughout the world in galleries, shops, stores, auctions and on the Internet at fixed prices.

         According to experts in the field, it is difficult to determine the total annual sales volume of the coin and collectibles business. As one of the two largest auctioneers in the world in coin and collectibles markets, Sotheby's Holdings, Inc. (NYSE: BID) reported annual sales of art and collectibles of $336 million for the year ended December 31, 2001. According to reports from Ebay Inc. (NASDAQ: EBAY), an Internet-only auctioneer of personal and real properties including collectibles, annual sales of property through the services provided by Ebay exceeded $9.3 billion for the year ended December 31, 2001.

         With specific regard to coins, the U.S. Mint, in its annual report to the U.S. Congress for the year ended September 30, 1999, reported sales in the Numismatic Business Unit of $967 million. In April 2001, the U.S. Mint reported that there are over 125 million adult Americans collecting the new quarter dollar coins from the 50 State Quarters(TM) program developed by the Mint. This program was designed to increase coin collecting and the number of collectors by minting five new designs annually of the quarter dollar with each design featuring one each of the 50 states over a ten year period from 1998 through 2008. In the 1999 annual report of the U.S. Mint, it was reported that 6 billion quarters were minted, up from 1.5 billion in the previous year.

         Typically, the coin and collectibles items that we buy and sell were originally manufactured in the late 1700's to mid-1900's. Many of the items that we sell are one-of-a-kind, or have very few examples on the market at any time. We believe that coin and collectibles buyers generally start with a modest purchase amount and increase the size of their transactions and the rarity of the items that they purchase as they gain experience as a buyer in the market.

COIN GRADING AND TRADING SYSTEMS

         Determining the market value of a given coin plays a vital role in buying and selling rare coins. Rare coins are graded on a numerical scale from 0 to 70. Zero represents the basal state (or lowest condition or state of preservation) and 70 represents an uncirculated (or mint state) specimen that is perfect in condition or state of preservation in every aspect. As a result of this numerical scale relating to condition or quality, there is a correlation to value in that the higher its numerical grade, the more valuable a coin is to collectors or dealers. A one point difference, not even discernible to a layman's eye, can result in a difference in value of thousands of dollars. Therefore, consistent grading according to a universally accepted standard by the marketplace is very important. In 1986, the first uniform grading system was implemented by the Professional Coin Grading Service, or the PCGS. Silvano DiGenova, our chief executive officer, was a co-founder of the PCGS and assisted in the development of the grading system used by the PCGS. Mr. DiGenova sold his interest in the PCGS in 1987 and, since that time, has not been affiliated with the PCGS, except as a customer of its services. A year after the PCGS was founded, the Numismatic Guaranty Corporation, or the NGC, was formed. Mr. DiGenova is not affiliated with NGC except as a customer of its services.

         These two firms established a uniform coin-grading standard, which has gained almost universal acceptance throughout the world. Once a coin has been graded and certified, both firms encapsulate the coin in tamper-proof acrylic holders and register them by number, grade, date and mintmark. If applicable, they identify variety and pedigree as well. Rare coins graded and certified by either one of these services can then be traded with confidence. The advent of certified grading has led to the formation of the Certified Coin Exchange, or the CCE, which is a nationwide computerized trading network for rare coins. The CCE is also the number one source of instantaneous price information. Coins can be bought and sold sight unseen because of the certification and confidence instilled in the market place by the CCE, the PCGS and the NGC. Mr. DiGenova was a founder and board member of the CCE, and assisted in the organization of the association. Mr. DiGenova sold his interests in the CCE in the late 1980s and has not been affiliated with that entity since that time except as a user of its services.

RETAIL AND WHOLESALE SALES

         We sell rare coins and collectibles on a wholesale and retail basis. On a wholesale basis, our contacts include approximately 5,000 rare coin dealers across the country who we contact through telephone, email, fax, electronic exchanges and at the approximately 20 shows or expositions annually. We sell through each of those venues in addition to consigning rare coins to independent auction companies for sale at public auction. We also consign rare coin inventory to as many as five independent auction companies. Wholesale transactions are usually completed with recognized dealers in the trade and are often for immediate payment or with approved credit relationships, by payment within 30 days from the date of sale. Retail transactions typically do not involve the extension of any credit terms and payment is made at the time of sale.

         Our chief executive officer and our executive vice president approve trade credit. In wholesale transactions, selling prices for rare coins are determined by the marketplace and usually individually negotiated with the buyer. There are several printed pricing guides, some published weekly, which provides pricing indications as well as the CCE, a real-time exchange with bids and asks on many of the coins in the market. Often, a wholesale customer is buying rare coins from us because the wholesale customer has another customer, whether wholesale or retail, already determined. Wholesale sales prices for rare coins are determined primarily by the grade of the coins and are often influenced by non-market factors such as the purchasing or selling dealer's liquidity, the relative desire or need for the specific rare coin, the length of time the selling dealer has held the rare coins and other factors. We have an inventory turnover of three to four times per year.

         When selling rare coins and collectibles on a retail basis, we utilize direct mail, telephone, fax, email and Internet-based retail and auctions, both private and public, as channels of distribution. We maintain a database of over 30,000 potential customers for rare coins, jewelry, fine art and collectibles that are solicited regularly through these channels. During the year ended December 31, 1999, we launched our own website, www.tagz.com, to offer rare coins both at retail and at private auction. During the year ended December 31, 2000, we began our ongoing campaign on eBay and Yahoo!, both third party websites, to sell rare coins at these Internet public auction sites. At retail, we typically sell for immediate payment, holding the rare coins or collectibles until good funds are received. In a few instances, on large purchases, we will consider financing a sale for a retail buyer. In these situations, we will hold the rare coins or collectibles as collateral. In retail transactions, the market determines sale prices for rare coins and there are several pricing guides available to the retail buyer including monthly and weekly publications and auction prices realized. The price to be paid by a retail buyer for a rare coin is primarily based on the coin's condition and rarity as determined by its grade but is also influenced by the buyer's desire for the particular rare coin, the time it has taken to find a suitable example for the buyer's collection, the relative rarity of the coin to others held by the buyer and other factors. In retail transactions, we principally sell rare coins that have been certified for authenticity and quality by an independent recognized authority.

         When selling jewelry and fine art and collectibles at retail, we utilize direct mail, telephone, fax, email, public auction and Internet-based retail and auctions, both private and public, as channels of distribution. We solicit sales from a database maintained by us containing over 30,000 possible buyers. We utilize our own websites, www.tagz.com and www.sgbh.com, and eBay to offer jewelry, fine art and collectibles for sale. In addition, we hold from three to four auctions of jewelry, fine art and collectibles each year as the auctioneer, taking property on consignment and selling our inventory at these auctions. When selling on consignment through auction, we typically earn a 15% commission of the hammer price from the buyer at the sale. When selling our inventory at one of our auctions, the 15% commission from the buyer is added to the hammer price and is recorded as a sale. Immediate payment is required on nearly all sales of jewelry, fine art and collectibles, irrespective of the channel of distribution, although as in the retail of rare coins, there are a few transactions each year in which we will finance the sale under the same terms as financing a rare coin sale at retail. Selling prices for jewelry, fine art and collectibles are more subjective in the market than those for rare coins as the pricing guides are fewer, more diverse and less timely. Auction records continue to provide a source of information to assist both the buyer and the seller in establishing a negotiated price.

ACQUISITION OF INVENTORY

         We acquire inventory of rare coins, jewelry, fine art and collectibles at wholesale through other dealers in the trade, retail customers, trusts or estates desiring to sell their holdings or by auction. We are not dependent on any major suppliers. During the twelve months ended June 30, 2002, no supplier provided more than 10% of our aggregate purchases of coins and collectibles. When purchasing from other dealers in the trade, we are typically offered 30 days to pay the net invoice amount. Purchases from retail customers, trusts and estates or at auction by an independent auction company require immediate payment upon taking title and possession of the property. On occasion, we may trade items from our inventory to either a dealer or a retail customer in exchange for property from the dealer or retail customer. When buying inventory from a dealer, the majority of these purchases are completed at shows and expositions around the country, although a significant volume is transacted over the telephone. Purchasing at auction is another major source of inventory for us in rare coins, jewelry, fine art and collectibles. Purchase prices are negotiated by the buyers from us with each of the dealers in the trade and with the retail customers, trusts and estates. When buying at auction, our buyers compete with other buyers in determining the final bid for any given lot of property.

AUCTION OPERATIONS

         On July 6, 2001, we acquired substantially all of the assets of Superior Galleries, Inc., a California corporation, or Superior, a company that is an auctioneer of rare coins located in Beverly Hills, California for cash and a note. We are operating this business as a subsidiary under the name "Superior Galleries," although the seller retained certain rights to the Superior name in the stamp and space memorabilia markets for a period of two years from the date of the acquisition. As a result, we are restricted from doing business in either the rare stamp or space memorabilia markets under this name for such period.

         Superior is an auctioneer of rare coins and other fine and decorative arts. Superior has a history dating back to 1929 with sales primarily in the rare coin and rare stamp markets. We believe that Superior is the largest rare coin auction firm in the Western United States and one of the largest three in the United States. With its long time location in Beverly Hills, Superior's customers and clients include many well-recognized names in the entertainment and sports fields. Superior has sold some of the most famous American rare coins, including the 1913 Liberty Nickel (five known) selling in February 2001 for $1.8 million.

         Superior solicits and accepts consignments of rare coins from individuals, dealers and trusts and estates and charges a seller's commission along with a buyer's premium on each lot sold. The combination of the seller's commission and the buyer's premium on each lot equals approximately 10%-35% but averages approximately 13%.

         Superior markets its services by advertising in trade journals, direct mail and telemarketing and through attendance at major shows and exhibitions and by personal visits. Each consignment of goods is evidenced by a contract signed by both the consignor and Superior. In some instances, Superior may loan the consignor funds in an amount equal to approximately 50% of the expected prices realized from the sale of the property in the consignment. In this event, the consignor also executes a note and security agreement evidencing the debt and providing a security interest to Superior in the consigned items. The proceeds from the sale of the property are used to repay the loan amount and the excess funds are paid to the consignor. Upon receipt of the consigned goods, Superior records the receipt on its records and then catalogs and photographs the items, storing the information in digital format.

         Auction sale dates are established approximately one year in advance. As deadlines for each auction date approaches, Superior organizes all of the digitized information into a catalog of goods with photographs and contracts the printing and mailing of the catalog to be sent to Superior's mailing list of buyers. In addition, Superior loads the digitized catalog into special software managed by Internet seller eBay, so that bidders on the Internet worldwide may also leave absentee bids to be executed by Superior at the live auction. The special eBay software also allows for Internet bidders to bid competitively with the live auction in real time in competition with the bidders present at the auction site.

         Generally, proceeds from the sale of rare coins to the buyers by Superior are due upon the completion of the auction. Superior does maintain credit relationships with certain dealers in the trade and offers payment terms of 30 days to those selected dealers. A contract with a consignor requires payment to the consignor, less any loan amounts, accrued interest and commissions, to be made within 45 days of the sale date.

COMPETITION

         The business of selling rare coins and other collectibles is highly competitive. We compete with a number of smaller, comparably sized, and larger firms throughout the United States. These include: Heritage Rare Coin Galleries, a large scale coin firm; National Gold Exchange, a large wholesale coin and bullion seller; Spectrum, a subsidiary of Greg Manning Auctions, Inc., a publicly traded company; Collectors Universe, Inc., a publicly traded company; U.S. Coins, a medium sized coin wholesaler; Sotheby's Holdings, Inc., a publicly traded company and other companies. These competitors are generally larger and better capitalized than we are. However, we believe that we are able to compete with these competitors due to our staff expertise, reputation and generally high quality inventory. However, we cannot assure you that we can continue to compete successfully with other established companies that have greater financial resources, experience and market share than us.

REGULATION

         The rare coin and collectibles markets are not currently subject to direct federal, state or local regulation, although the sales of certain artwork and autographed sports memorabilia is regulated in some states. However, the Federal Trade Commission, or FTC, and many state attorneys general have shown an interest in regulating the sales of rare coins and other tangible assets as investments. The State of New York has determined that under certain circumstances, rare coins may be treated as securities under state law, thereby requiring rare coin dealers to register as broker-dealers and permitting investors all legal and equitable remedies otherwise available to buyers of securities. We rely upon a 1998 U.S. Federal Court ruling that the ordinary retail sale of rare coins to investors does not constitute the sale of a security under the federal securities laws, and we believe that our operations are not subject to regulation as involving the sale of securities. There is no assurance, however, that at some time in the future, the sale of rare coins will not be subject to increased regulation, and that our business will not be materially adversely affected by such regulation. Any increased regulation of our business could increase our costs of operation or require us to change our business practices, either of which could have a material and adverse impact on our business.

         Over the past 15 years, the FTC has filed suits against numerous rare coin dealers alleging that the dealers' representations about coins were false or misleading or that the dealers' retail markups were so high that their representations about investment risk and appreciation potential became misleading or untrue. These cases have not, however, created any clear rules by which dealers such as us can assure themselves of compliance. On January 1, 1996, the FTC's Telemarketing Sales Rule, authorized by the 1994 Telemarketing and Consumer Fraud and Abuse Prevention Act, took effect. "Telemarketing" is defined as any plan, program, or campaign that is conducted to induce payment for goods and services by use of more than one interstate telephone call. This rule applies to all sales of "investment opportunities," which are defined by whether the seller's marketing materials generally promote items on the basis of representations about "income, profit, or appreciation." We believe that all of our retail sales are covered by this rule, even those to collectors.

         The Telemarketing Sales Rule requires us to inform customers of the following before accepting payment: the number of items being sold, the purchase price, and our refund/exchange/buyback policy. The rule also prohibits us from misrepresenting the "risk, liquidity, earnings potential, and profitability" of the items that we sell. This in itself did not materially change prior law. However, during debates on the Telemarketing Sales Rule in 1995, FTC staff attorneys tried to impose additional specific requirements that dealers in "tangible assets" disclose to retail customers their actual cost for the items they sell, and also disclose "all material facts" about their goods before accepting any money from the customer. This would have required us to disclose our actual margins to our retail customers, as well as impose on us the burden of determining what facts were material to the purchase of coins or other collectibles. Although the FTC ultimately removed these additional requirements from the final version of the rule, the behavior of the FTC staff has demonstrated its particular concern for telemarketing of coins as investments. We cannot assure you that the FTC will not amend the rule in the future to impose these or other additional regulations, or that individual states will not impose such regulations, and that our business will not be harmed as a result.

         In addition, many investors favor rare coins because they can be bought, owned and sold privately, i.e., without registering with or notifying any government agency. However, the Internal Revenue Service now requires dealers such as us to report on a Form 8300, all sales of coins in which more than $10,000 in cash or a cash-like instrument is used as payment. The private nature of rare coin ownership has occasionally resulted in rare coins being purchased by taxpayers for the purpose of concealing unreported income, or used to "launder" income derived from unlawful activities. This has caused local authorities to consider imposing registration and/or reporting requirements upon rare coin dealers, although we believe that the only such regulation enacted to date (in the City of Chicago) has not been enforced against full-time dealers in rare coins. We cannot assure you that additional regulations will not be imposed upon us in the future, and that our business will not be harmed as a result.

TAXATION OF MAIL ORDER SALES

         We do not collect California sales tax on mail order sales to out-of-state customers, because interstate sales generally are tax-exempt. Nor do we collect use tax on our interstate mail order sales. Most states impose a use tax on "retailer(s) engaged in business in this state" on sales of "tangible personal property for storage, use, or other consumption in this state." Use tax is usually set at the same rate as sales tax, and its purpose is to equalize the tax affects on local retailers who pay sales tax and out-of-state mail order companies who do not. Some states exempt rare coin sales over $1,000 from sales or use tax, but most do not. Although the Federal Constitution restricts the right of states to tax interstate commerce, states can assess use tax on any transaction where the out-of-state mail order firm is deemed to be "engaged in business" in the state. A retailer which has a "nexus" with the state, i.e., any physical presence in the state, regardless of whether the sales themselves arise from that local presence, is deemed to be "engaged in business" in the state. "Nexus" includes attending conventions, although at least one state (California) provides a seven-day "safe harbor" for out-of-state dealers attending conventions and whose sales are less than a certain dollar threshold. It also would include attending auctions or making buying or selling trips. On that basis, we may be deemed to have "nexus" in many states.

         Use tax is the buyer's obligation, but states require retailers engaged in business in that state to collect the tax on sales to customers in that state and remit it to the state along with a use tax return. There is no statute of limitations for use tax if the dealer has filed no returns. To date, we have not been assessed for use tax by the taxing authority of any other state for sales to customers in that state claiming that we are engaged in business in that state and therefore required to collect and remit the tax, nor have we received any inquiry indicating that we were being audited for the purposes of such an assessment. However, there is no assurance that we will not be audited by state taxing authorities and be assessed for unpaid use taxes (plus interest and penalties) for a period of many years.

         In addition to use tax, many states impose income and franchise taxes on out-of-state companies that derive net income from business with their residents. For example, California applies an income-based franchise tax to out-of-state corporations operating in California for the privilege of using the corporate form. The maximum tax rate is 8.84%, with a minimum tax of $800 per year. Income derived outside of California is not taxed, and in-state income of taxpayers liable for tax in more than one state is calculated using a formula contained in the Uniform Division of Income for Taxation Purposes Act, a statute in effect in about one-half of the states. As with use tax, nexus principles apply, and the U.S. Supreme Court requires "a minimal connection between the interstate activities and the taxing state, and a rational relationship between the income attributed to the State and the intrastate values of the enterprise."

         Assuming the existence of nexus, we could be subject to income-based taxes in each of the states in which we have had a physical presence at conventions, auctions or otherwise. The only exceptions would be in states where we are protected by a federal law, 15 U.S.C. ss. 381, which immunizes companies from state income taxes if the company's only business activities in the taxing state consists of "solicitation of orders for interstate sales." There is no statute of limitations for income or franchise tax if the dealer has filed no return. To date, we have not been assessed for income tax or franchise tax by the taxing authority of any other state, nor have we received any inquiry indicating that we were being audited for purposes of such an assessment. However, we cannot assure you that we will not be audited by state taxing authorities and be assessed for unpaid income or franchise taxes (plus interest and penalties) for a period of many years.

CUSTOMERS/DEPENDENCE ON KEY CUSTOMERS

         We generally sell to a large variety of individual retail purchasers as well as several wholesale purchasers throughout the nation and world. During the fiscal year ended June 30, 2002, none of our customers accounted for more than 10% of our sales.

NUMBER OF EMPLOYEES

         As of January 6, 2003, we employed or contracted with 24 persons, of which 19 were full-time employees. We believe that our future success depends in part upon our ability to recruit and retain qualified numismatists, fine art experts, marketing and other personnel. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

FACILITIES

         Our principal offices are located at 3444 Via Lido, Newport Beach, California and 9478 West Olympic Boulevard, Beverly Hills, California. We believe that our facilities are adequate for our needs for the near future.

ITEM 2.       DESCRIPTION OF PROPERTY

         Our Tangible Asset Galleries storefront is located in an 11,270 square foot facility in Newport Beach, California, which we lease from an unaffiliated third party. This facility includes administrative, customer support, retail, gallery, and auction space. The lease expires on September 30, 2004. The monthly rental rate is $11,550 for the year ended September 30, 2002, increasing to $11,896.50 for the year ending September 30, 2003 and to $12,253.40 for the year ending September 30, 2004.

         The storefront location for our subsidiary Superior Galleries is located in Beverly Hills, California. The lease expires on September 30, 2007. This facility includes auction space and retail and administrative space. The monthly rental rate is $15,646.50, subject to annual increases based on increases in the consumer price index.

ITEM 3.       LEGAL PROCEEDINGS

         From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation, which we believe could have a materially adverse effect on our financial condition or results of operations.

         In our quarterly report on Form 10-QSB for the period ended September 30, 2001, we previously disclosed that HI was a defendant in a lawsuit instituted by Neon Microscript Corporation dated June 8, 2000 in the Supreme Court of the State of New York, County of Suffolk alleging breach of contract. This suit was brought against HI before we acquired all of the outstanding shares of that company through a merger of HI and one of our wholly-owned subsidiaries. This suit was settled in October 2002 in favor of HI.

         On June 15, 2001, we entered into a three-year consulting agreement with Cyndel & Co., Inc. to provide us with financial advice and other financial consulting services. Under this agreement, we agreed to pay Cyndel & Co., Inc. $120,000 per year. The agreement also provides for fees to be paid to Cyndel in the event that Cyndel provides advice or other consulting services directly relating to the sale of our equity securities or the placement of any debt securities. This agreement was to expire on June 2004. Mr. Bayern and Cyndel filed a suit against us for payment under this agreement in November 2001 after we ceased making payments for what we believed to be reasonable cause. On April 3, 2002, we entered into a settlement and release agreement with Steve Bayern and Cyndel to settle all claims of all parties to this suit. Under this agreement, we paid $75,000 and $180,000 to Mr. Bayern and Cyndel, respectively. Cyndel is owned by Steven Bayern and Patrick Kolenick, shareholders of more than 5% of our common stock.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is traded on the NASDAQ over-the-counter Bulletin Board under the symbol "TAGZ." The following table shows the trading price data for our common stock as reported by NASDAQ as the range of representative bid prices for our common stock for the quarters indicated. Our common stock is quoted in the National Quotation Bureau's Pink Sheets and listed on the NASD's Electronic Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                           Fiscal 2002
                                                    -------------------------
            Fiscal Quarter Ended:                    High                Low
                                                    ------             ------
                 June 30                            $0.19              $0.06
                 March 31                            0.06               0.02
                 December 31                         0.16               0.03
                 September 30                        0.25               0.16

                                                           Fiscal 2001
                                                    -------------------------
            Fiscal Quarter Ended:                    High                Low
                                                    ------             ------
                 June 30                            $0.30              $0.05
                 March 31                            0.30               0.09
                 December 31                         0.51               0.12
                 September 30                        0.65               0.28

HOLDERS

         The number of holders of record of our common stock as of the close of business on January 6, 2003 was approximately 200.

DIVIDENDS

         To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near future. We intend to retain future earnings, if any, to provide funds for the operation of our business. The terms of our Series A Redeemable 8% Convertible Preferred Stock, or Series A Preferred Stock, prohibit us from paying dividends on shares of our common stock unless dividends in such amount shall have been simultaneously paid or declared and set apart for payment to the holders of our Series A Preferred Stock. In addition, the terms of the designation of our Series B $1.00 Convertible Preferred Stock, or Series B Preferred Stock, prohibit us from making any distributions on our common stock without the vote or written consent of the holders of a majority of the outstanding shares of the Series B Preferred Stock, voting as a separate class. Under the terms of loan agreements, we are also prohibited from paying any dividends on our stock without the prior consent of National Recovery Limited Partnership, or NRLP, and First Bank & Trust, our commercial lender.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 1, 2002, we issued a warrant to purchase 6,000 shares of our common stock to a placement agent with an exercise price of $0.90 per share. This warrant expires on January 1, 2005. Management determined this warrant had a de minimus value and no expense was recorded by the Company. This issuance was made without general solicitation, was made to a sophisticated purchaser, and was exempt from registration under Section 4(2) of the Securities Act.

         On April 10, 2002, we completed the sale to Stanford Venture Capital Holdings, Inc., or Stanford, of 3,000,000 shares of our Series B Convertible Preferred Stock and three warrants, each to purchase 10,000,000 shares of our common stock. Each share of the Series B Preferred Stock is convertible into shares of our common stock at the option of the holder at the conversion price of $0.10 per common share, subject to certain anti-dilution adjustments, and each share of the Series B Preferred Stock is entitled to 10 votes on all matters requiring a vote of our shareholders. Upon issuance, the Series B Preferred Stock was immediately convertible into shares of our common stock and the warrants were immediately exercisable for five years at the option of the holder with one-third of the shares underlying each warrant exercisable for $0.10 per share, one-third for $0.15 per share and one-third for $0.20 per share. The shares of Series B Preferred Stock and the warrants were issued to a sophisticated purchaser in a transaction not involving any general solicitation, and which was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of that Act.

         Also on April 10, 2002, pursuant to a Stock Purchase Agreement, we sold 400,000 shares of our Series B Convertible Preferred Stock, issued a warrant to purchase 4,000,000 shares of our common stock and sold 7,000 shares of our newly created Series C Convertible Preferred Stock to Mr. DiGenova, our chief executive officer. Each share of the Series C Convertible Preferred Stock carries a 9% dividend payable quarterly and is convertible into shares of our common stock at the option of the holder at the conversion price of $0.22 per common share, subject to certain anti-dilution adjustments, and each share of the Series C Preferred Stock is entitled to 454 votes on all matters requiring a vote of our shareholders. The Series C Preferred Stock is redeemable on December 31, 2004 for cash. In connection with the issuance of our Series B Preferred Stock, we issued a secured and subordinated note to Mr. DiGenova in the principal amount of $1,000,000 bearing interest at the annual rate of 9% with interest and a principal reduction payable quarterly of $150,000 until the principal is paid in full. In payment for the aggregate amount of $2,100,000 in new securities issued, Mr. DiGenova tendered two notes previously issued by us to Mr. DiGenova in the amounts of $1,400,000 and $700,000. The warrant is immediately exercisable for a period of five years with one-third of the shares underlying the warrant exercisable for $0.10 per share, one-third exercisable for $0.15 per share and one-third exercisable for $0.20 per share. These securities were issued to a sophisticated purchaser in a transaction not involving any general solicitation, and which was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of that Act.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENTS

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding our financial condition, operating results, business prospects or any other information or aspect of our company, you are advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to:

         o        those identified under "Risk Factors" below,

         o        adverse economic conditions,

         o        unexpected costs and operating deficits,

         o        lower sales and revenues than forecast,

         o        loss of customers,

         o litigation and administrative proceedings involving our company,

         o the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses,

         o        adverse publicity and news coverage,

         o        inability to carry out our marketing and sales plans,

         o        changes in interest rates and inflationary factors, and

         o other specific risks that may be referred to in this Annual Report or in other reports that we have issued.

         In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that we will achieve our objectives or plans.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

         As reported on our Current Report on Form 8-K dated July 20, 2001, we changed our fiscal year end from December 31 to June 30, implementing such change for the six months ended June 30, 2001.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                       12 Months             Six Months              12 Months
                                                         Ended                  Ended                  Ended
                                                        June 30,              June 30,             December 31,
                                                          2002                  2001                   2000
                                                   -------------------  ----------------------  --------------------
Net Sales                                                       95.0%                  100.0%                100.0%
Commission Income                                                5.0%                    0.0%                  0.0%
                                                   -------------------  ----------------------  --------------------
Total Revenue                                                  100.0%                  100.0%                100.0%
Cost of Sales                                                   85.6%                   89.0%                 83.8%
                                                   -------------------  ----------------------  --------------------
Gross Profit                                                    14.4%                   11.0%                 16.2%
Selling, general and administrative expenses                    34.1%                   13.4%                 23.3%
                                                   -------------------  ----------------------  --------------------
Loss from operations                                           -19.7%                   -2.4%                 -7.1%
Other income (expense)                                          -6.2%                   -4.1%                 -4.4%
                                                   -------------------  ----------------------  --------------------
Loss before taxes and discontinued operations                  -25.9%                   -6.5%                -11.5%
Income taxes                                                     0.0%                    0.0%                  0.0%
                                                   -------------------  ----------------------  --------------------
Loss from continuing operations                                -25.9%                   -6.5%                -11.5%
Discontinued operations                                        -16.2%                    3.2%                  2.7%
                                                   -------------------  ----------------------  --------------------
Net Loss                                                       -42.1%                   -3.3%                 -8.7%
                                                   ===================  ======================  ====================

FOR THE TWELVE MONTHS ENDED JUNE 30, 2002 AND DECEMBER 31, 2000

         We recorded a loss from continuing operations for the twelve months ended June 30, 2002 of $4,867,048 or $0.12 per share on both a basic and fully diluted basis as compared to a loss of $2,137,036 or $0.12 per share on both a basic and fully diluted basis for the twelve months ended December 31, 2000, a deterioration of operating results of $2,730,012. The increased loss is attributed primarily to an increase in selling, general and administrative expenses and an approximate 2% decrease in gross profit margins.

         We recorded a net loss for the twelve months ended June 30, 2002 of $7,904,589 or $0.20 per share on both a basic and fully diluted basis as compared to a net loss of $1,629,850 or $0.09 per share on both a basic and fully diluted basis for the twelve months ended December 31, 2000. The additional net loss of $6,284,739 is the result of an increased operating loss as discussed above and a loss from discontinued operations of $3,037,541, related primarily to the sale of our subsidiary, HI.

     TOTAL REVENUE

         The table below sets forth our primary sources of revenue for the periods indicated:

                                                  ---------------------      ---------------------
                                                     12 Months Ended            12 Months Ended
                                                      June 30, 2002            December 31, 2000
                                                  ---------------------      ---------------------
                  Net Sales
                      Coins - Wholesale           $    8,629,062    46%      $   7,902,787     42%
                      Coins - Retail                   8,825,709    47%          9,110,829     49%
                      Fine and decorative Arts           403,464     2%          1,649,878      9%
                                                  ---------------  ----      --------------   ----
                  Total Net Sales                     17,858,235    95%         18,663,494    100%
                  Commission Income                      938,917     5%                       - 0%
                                                  ---------------  ----      --------------   ----

                  Total Revenue                   $   18,797,152   100%      $  18,663,494    100%
                                                  ===============  ====      ==============   ====

         We recorded total revenue of $18,797,152 for the twelve months ended June 30, 2002, an increase of $133,658 or 1% over the total revenue of $18,663,494 recorded for the twelve months ended December 31, 2000. Wholesale coin sales, which represented 46% of total revenue, increased $726,275 or 9% to $8,629,062. Retail coin sales, which represented 47% of total revenue, decreased $285,120 or 3% to $8,825,709. The changes in wholesale and retail coin sales reflect our decision to sell a greater percentage of our inventory through wholesale channels in order to turn our inventory faster and meet our cash flow requirements. Sales of fine and decorative arts decreased $1,246,414 or 76% to $403,464 during the twelve months ended June 30, 2002 from $1,649,878 during the twelve months ended December 31, 2000, reflecting our decision to buy and sell less art for our own account, in lieu of selling and auctioning art consigned by others.

         Commission income primarily reflects auction commissions generated by our subsidiary, Superior Galleries, which we purchased in July 2001. These commissions were generated on gross auctions sales of $9,998,458.

     COST OF SALES

         Cost of sales increased $448,462 to $16,091,848 for the twelve months ended June 30, 2002, representing 85.6% of total revenue, compared to $15,643,386, for the twelve months ended December 31, 2000, which represented 83.8% of total revenue. The increased cost of sales percentage reflects the increase in our wholesale coin sales as a percentage of total revenue.

     GROSS PROFIT

         Gross profit decreased $314,804 to $2,705,304 for the twelve months ended June 30, 2002 from $3,020,108 for the twelve months ended December 31, 2000. Our gross profit margin of 14.4% for the twelve months ended June 30, 2002 represents a 1.8 percentage point decrease from the 16.2% delivered during the twelve months ended December 31, 2000. The decrease in gross profit margin reflects the increase in lower margin wholesale coin sales as a percent of total revenue, partially offset by commission income.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $2,053,953 to $6,406,113 for the twelve months ended June 30, 2002 from $4,352,160 for the twelve months ended December 31, 2000. This increase is attributed primarily to the inclusion of selling, general and administrative expenses of Superior Galleries in the amount of $1,728,471 and our subsidiary, Tangible Collectibles, Inc. or TCI, in the amount of $305,974 for the twelve months ended June 30, 2002, neither of which were reflected in selling, general and administrative expenses for the twelve months ended December 31, 2000.

     OTHER INCOME AND EXPENSES

         Other expenses increased 46% on a net basis to $1,173,839 for the twelve months ended June 30, 2002 from $805,328 for the twelve months ended December 31, 2000, attributable primarily to an increase in interest expense. The increase reflects payments to certain vendors for extended credit terms and the expense of the cost of warrants issued to our creditors for extending payment terms.

     PROVISION FOR INCOME TAXES

          We had net losses for the year ended June 30, 2002 and for the twelve months ended December 30, 2000. During these periods, the benefit for income tax was $7,600 and $344, respectively. The tax benefit for 2002 was the net amount of the derecognition of a deferred tax liability netted with state and other minimum taxes. For federal income tax purposes, we have a net operating loss carryforward of approximately $7,200,000, which is available to offset future federal taxable income through 2022. For state income tax purposes, we also have a net operating loss carryforward of approximately $3,500,000, which is available to offset state taxable income through 2007.

     DISCONTINUED OPERATIONS

         The loss from discontinued operations for the twelve months ended June 30, 2002 includes a loss from operations of our HI and Keystone subsidiaries totaling $2,754,561 and a loss on disposal of assets totaling $282,980. HI recorded a loss from operations of $2,627,567 for the twelve months ended June 30, 2002 and a loss on disposition of assets of $81,107. Keystone recorded a loss from operations of $126,994 for the twelve months ended June 30, 2002 and a loss on disposition of assets of $201,873.

FOR THE TWELVE MONTHS ENDED JUNE 30, 2002 AND THE SIX MONTHS ENDED JUNE 30, 2001

     TOTAL REVENUE

         The table below sets forth our primary sources of revenue for the periods indicated:

                                                  ---------------------      ---------------------
                                                     12 Months Ended           Six Months Ended
                                                      June 30, 2002              June 30, 2001
                                                  ---------------------      ---------------------
                  Net Sales
                      Coins - Wholesale           $    8,629,062    46%      $   5,814,657     46%
                      Coins - Retail                   8,825,709    47%          6,166,095     49%
                      Fine and decorative Arts           403,464     2%            565,060      5%
                                                  ---------------  ----      --------------   ----
                  Total Net Sales                     17,858,235    95%         12,545,812    100%
                  Commission Income                      938,917     5%                  -      0%
                                                  ---------------  ----      --------------   ----

                  Total Revenue                   $   18,797,152   100%      $  12,545,812    100%
                                                  ===============  ====      ==============   ====

         A comparison of revenue mix for the twelve months ended June 30, 2002 and the six months ended June 30, 2001 reflects a decrease in retail coin and fine and decorative arts sales, relative to total sales, and the inclusion of commission income, which was derived primarily from our Superior Galleries subsidiary. The decrease in retail coin sales on a relative basis reflects our decision to turn our inventory faster by selling a greater percentage through wholesale channels. The decrease in fine and decorative art sales on a relative basis reflects our decision to buy and sell less art for our own account, in lieu of selling and auctioning art consigned by others.

     COST OF SALES

         Cost of sales as a percentage of total revenue decreased to 85.6% for the twelve months ended June 30, 2002 from 89.0% for the six months ended June 30, 2001, reflecting the inclusion in total revenue of commission income. Excluding commissions, cost of sales as a percentage of net sales increased 1% to 90% for the twelve months ended June 30, 2002, compared to the six months ended June 30, 2001.

     GROSS PROFIT

         Gross profit increased to 14.4% of total revenue for the twelve months ended June 30, 2002 from 11% for the six months ended June 30, 2001, reflecting the inclusion of commission income earned primarily through our Superior Galleries subsidiary, which has nominal costs of goods sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percentage of total revenue increased to 34.1% for the twelve months ended June 30, 2002 from 13.4% for the six months ended June 30, 2001, reflecting the inclusion of selling, general and administrative expenses for our Superior Galleries subsidiary and an increase in professional fees related to our acquisition and disposition of various subsidiaries.

     OTHER INCOME AND EXPENSES

         Other expenses increased to 6.2% of total revenue for the twelve months ended June 30, 2002 from 4.1% for the six months ended June 30, 2001, reflecting an increase in interest expense. The increase reflects payments to certain vendors for extended credit terms and the expense of the cost of warrants issued to our creditors for extending payment terms.

     PROVISION FOR INCOME TAXES

         Although we had net losses for the year ended June 30, 2002 and for the six months ended June 30, 2001, the provision (benefit) for income tax was ($7,600) and $650 respectively. The tax expenses were due to state taxes and other minimum taxes. The tax benefit for 2002 was the net amount of the derecognition of a deferred tax liability netted with the other state minimum taxes as previously discussed. For federal income tax purposes, we have a net operating loss carryforward of approximately $7,200,000, which is available to offset future federal income taxes through 2022. For state income tax purposes, we also have a net operating loss carryforward of approximately $3,500,000, which is available to offset state taxable income through 2007.

     DISCONTINUED OPERATIONS

         Discontinued operations resulted in a loss totaling 16.2% of total revenue for the twelve months ended June 30, 2002, reflecting the loss from operations and disposal of assets for our HI and Keystone subsidiaries. Discontinued operations for the six months ended June 30, 2001 reflects income generated by operations of our Keystone subsidiary.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND THE TWELVE MONTHS ENDED DECEMBER 31, 2000

     TOTAL REVENUE

         The table below sets forth our primary sources of revenue for the periods indicated:

                                             --------------------       -------------------
                                              Six Months Ended            12 Months Ended
                                                June 30, 2001            December 31, 2000
                                             --------------------       -------------------
            Net Sales
                Coins - Wholesale            $   5,814,657    46%       $  7,902,787    42%
                Coins - Retail                   6,166,095    49%          9,110,829    49%
                Fine and decorative Arts           565,060     5%          1,649,878     9%
                                             --------------  ----       -------------  ----
            Total Net Sales                     12,545,812   100%         18,663,494   100%
            Commission Income                            -     0%                  -     0%
                                             --------------  ----       -------------  ----

            Total Revenue                    $  12,545,812   100%       $ 18,663,494   100%
                                             ==============  ====       =============  ====

         A comparison of revenue mix for the six months ended June 30, 2001 and the twelve months ended December 30, 2000 reflects an increase in wholesale coin sales to 46% of total revenue from 42% and a decrease in fine and decorative art sales to 5% of total revenue from 9%. The increase in the percentage of wholesale coin sales reflects additional coin trading capacity provided by our subsidiary, TCI, which was established in November 2000. The decrease in the percentage of fine and decorative arts sales reflects softness in the market for such merchandise.

     COST OF SALES

         Cost of sales increased to 89% of total revenue for the six months ended June 30, 2001 from 83.8% for the twelve months ended December 31, 2000. The higher cost of sales percentage was attributable to slightly lower prices in the rare coin markets combined with the inclusion of TCI, which generated a larger percentage of wholesale sales and therefore lower margins than ours.

     GROSS PROFIT

         Gross profit decreased to 11% for the six months ended June 30, 2001 from 16.2% for the twelve months ended December 31, 2000 as a result of us earning lower margins on our retail coin sales and the inclusion of the lower margin sales generated by TCI in the period ended June 30, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The percentage of selling, general and administrative expenses to total revenue decreased to 13.4% for the twelve months ended June 30, 2001 from 23.3% for the twelve months ended December 31, 2000. The increased efficiency achieved for the six months ended June 30, 2001 was attributable primarily to cost control measures imposed by management combined with our successful development in November 2000 of TCI, which expanded our sales base using its existing infrastructure. No significant increases in fixed costs were required to develop TCI.

     OTHER INCOME AND EXPENSES

         The percentage of other expenses to total revenue decreased slightly for the six months ended June 30, 2001 to 4.1% from 4.3% for the twelve months ended December 30, 2000, reflecting efficiencies achieved through the sales generated by TCI.

     DISCONTINUED OPERATIONS

         Discontinued operations for the six months ended June 30, 2001 and the twelve months ended December 31, 2000 represent income generated by Keystone, the operations of which were discontinued in November 2001.

     LIQUIDITY AND CAPITAL RESOURCES

         At June, 30, 2002, we had working capital of $390,134 and we incurred a loss from continuing operations of $4.9 million and used cash in operating activities of $2.8 million for the year then ended. We expect to continue to incur additional losses in the current fiscal year. Given our June 30, 2002 cash balance of $33,464 and our projected operating cash requirements, we anticipate that our existing capital resources will not be adequate to satisfy our cash flow requirements through June 30, 2003. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast, expenses be higher that forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. During the past year, we have incurred defaults under our line of credit and the long-term notes. We negotiated extended payment terms with our creditors. However, there is no guarantee the lenders will continue to negotiate in the future, and the lenders may declare amounts owed by us due and payable. Subsequent to June 30, 2002, we remained in default under the line of credit. We do not expect future fixed obligations through June 30, 2003 to be paid by cash generated from operating activities. We intend to satisfy fixed obligations from, but not limited to the following: (i) additional debt/equity financings;
(ii) extending vendor payments; and (iii) liquidation of art inventory.

     OPERATING ACTIVITIES

         Cash decreased $192,962 during the twelve months ended June 30, 2002 to $33,464 from $226,425 at June 30, 2001.

         Cash used in our operating activities totaled $2,825,408, resulting primarily from a loss from operations, net of non-cash activity, of $7,904,589 combined with cash used to fund our increased accounts receivable and auction advances totaling $2,583,700, offset by our $4,555,914 decrease in inventory. The increase in receivables amounted to $735,532, net of $1,140,000 transferred with the disposition of Keystone, which reflects an increase in sales for the weeks leading up to June 30, 2002, compared to June 30, 2001. The auction advance balance of $1,848,168 at June 30, 2002 relates to Superior Galleries, which we acquired on July 6, 2001. The decrease in inventory, net of $921,664 transferred with the disposition of Keystone, reflects management's decision to reduce inventory to meet our cash requirements.

         We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly and by employing efforts to reduce our inventory of fine and decorative arts, although there is no assurance we will achieve these efficiencies.

     INVESTING ACTIVITIES

         Cash provided from investing activities during the twelve months ended June 30, 2002 was $5,497, which represents cash received on disposition of the assets of HI and Keystone, offset by cash applied to the purchase of Superior Galleries.

     FINANCING ACTIVITIES

         We have incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $2,626,950 for the twelve months ended June 30, 2002, reflecting several transactions as follows:

     o On November 16, 2000, through our wholly owned subsidiary TCI, we executed a convertible loan and security agreement in favor of NRLP in the amount of $1,000,000, payable on demand at an annual interest rate of 13.5% (payable monthly in arrears), with origination fees of 1.5% of the original principal amount, and secured by the inventories of TCI and guarantees from us and our principal stockholder and chief executive officer. The loan is convertible, at any time and at the sole option of NRLP, into shares of our common stock in two blocks of $500,000. The first $500,000 is convertible into 666,666 shares and the remaining $500,000 is convertible into 500,000 shares. The agreement provides for additional compensation to NRLP in the form of profit sharing calculated as 25% of TCI's income before income taxes, as defined in the agreement. NRLP also received a warrant to purchase 250,000 shares of our common stock at a price of $0.375 per share with an expiration of three years from the date of issue. On October 1, 2001, the convertible loan and security agreement was amended to increase the maximum amount outstanding under the note by $375,000 to an aggregate of $1,375,000. For the twelve months ended June 30, 2002, TCI was not profitable, and therefore, no payments under the profit sharing arrangement were paid or incurred. The balance of the NRLP note at June 30, 2002 was $389,510.

     o On July 3, 2001, we signed a promissory note in the amount of $275,000 payable to KSH Strategic Investment Fund I, LP secured by certain assets. The promissory note bears interest at the annual rate of 10% and is due on the earlier of the closing of a specified offering or one year. In connection with the issuance of the promissory note, we issued to KSH 100,000 shares of our common stock and a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.23 per share with an expiration date of July 3, 2006. The balance on the note payable to KSH at June 30, 2002 was $68,750.

     o On July 6, 2001, we completed our acquisition of the assets of Superior Galleries pursuant to which Superior Galleries issued a non-interest bearing promissory note payable to the seller for $701,000, secured by all of the assets of Superior Galleries and guaranteed by us and by our principal stockholder and chief executive officer. In consideration of his personal guaranty, we issued our principal stockholder and chief executive officer a warrant to purchase 1,402,000 shares of our common stock, at an exercise price of $0.21 per share with an exercise period expiring on July 5, 2006. The warrant was valued at $84,120 and since the note was due on January 10, 2002, the entire amount has been charged to earnings for the twelve months ended June 30, 2002. The outstanding balance on the note at June 30, 2002 was $378,247.

     o On July 6, 2001, as a part of our asset purchase transaction with Superior Galleries, Superior Galleries signed a revolving promissory note, or line of credit, with the seller in the aggregate amount of $3,000,000 bearing interest at 4% over the prime rate and secured by assignment of the notes receivable from consignors of property to Superior Galleries. Such notes were received by Superior Galleries as evidence of loans made by Superior Galleries to such consignors with repayment of the notes from the proceeds of the sale of irrevocably consigned property by such consignors through Superior Galleries. Each note is secured by the consigned property associated with each consignor. This line of credit is due on July 5, 2002 and is guaranteed by us and is personally guaranteed by our chief executive officer and principal stockholder. In consideration of his personal guaranty, we issued to our principal stockholder and chief executive officer, a warrant to purchase 1,500,000 shares of our common stock at an exercise price of $0.35 per share with an exercise period expiring on July 5, 2006. The warrant was valued at $90,000, all of which was charged to earnings for the twelve months ended June 30, 2002. The balance at June 30, 2002 was $1,081,015 with availability under the revolving promissory note of $1,918,975 provided that Superior Galleries has notes receivable and collateral from consignors of property.

     o On July 6, 2001, we initiated a private placement of our Series A Preferred Stock through Capital Investment Services, Inc., a broker dealer controlled by Robert Escobio, who was then a member of our board of directors. As of June 30, 2002, we had sold 125,000 shares of the Series A Preferred Stock with gross proceeds of $625,000.

     o On November 20, 2001, we entered into a repurchase agreement with an individual buyer providing for the sale of rare coins to this buyer for an aggregate purchase price of $1,176,000, and granting us a non-exclusive right to repurchase and re-sell the coins (if the buyer declares the coin available for sale) at the original sale price to the buyer (an aggregate amount of $1,176,000) at any time during the term of the agreement until the expiration date on May 20, 2002. The repurchase agreement also grants us the right to market the coins that are the subject of the repurchase agreement and if we exercise the right to repurchase, we must share with the buyer 50% of the gross profit realized on the subsequent sale of each coin repurchased. In addition, under the terms of the repurchase agreement we are obligated to repurchase, at expiration date and at the option of the buyer, any coin still outstanding under the repurchase agreement at a repurchase price at 106% of the original sale price to the buyer. Since we have the obligation to market the coins that are the subject of the repurchase agreement, the sale of the coins to the buyer is not substantially complete until the coins are marketed, repurchased and sold to third parties. Accordingly, only those coins which we have re-marketed and sold to third party buyers are recorded and recognized as sales, and the aggregate value of the coins remaining under and subject to the repurchase agreement are classified as inventory until such third party sale is completed. For the twelve months ended June 30, 2002, such completed sales and repurchases were equal to $875,200. The remaining balance under the purchase agreement was $556,361 at June 30, 2002. The agreement was verbally extended by the parties. The creditor agreed to place the remaining unsold coins in an upcoming auction held by Superior. Subsequent to the auction the remaining obligation was $358,703 and we made 3 installment payments in October, November and December 2002 to satisfy the obligation.

     o On January 31, 2002, our line of credit with First Bank was renegotiated to expire on September 30, 2002 and required principal payments of $50,000 on February 15 and 28, 2002, followed by monthly principal payments of $50,000 for three months through May 2002, followed by principal payments of approximately $100,000 per month to September 2002. The outstanding balance on the line-of-credit as of June 30, 2002 was $376,393. We are not permitted to increase borrowings under this line of credit. The maturity date was extended from September 30, 2002 to December 10, 2002, at which time the Company borrowed additional funds from its chief executive officer to repay the obligation in full. The Company executed a promissory note in favor of the CEO in the amount of $289,970 payable on demand and bearing interest at a rate of 12% per annum.

     o On February 6, 2002, we issued a secured promissory note in the amount of $209,000 to an individual and customer of the Company. The note was non-interest bearing and was to mature May 6, 2002. On May 7, 2002, we amended the note by agreeing to pay the balance over seven equal, bi-weekly installments including interest at the rate of 10%. At June 30, 2002, the balance on the short-term note was $149,286.

     o On April 10, 2002, we sold 3,000,000 shares of our newly created Series B Preferred Stock and three warrants, each to purchase 10,000,000 shares of common stock of our common. Each share of the Series B Preferred Stock is convertible into shares of our common stock at the option of the holder at the conversion price of $0.10 per common share, subject to certain anti-dilution adjustments, and each share of the Series B Preferred Stock is entitled to ten votes on all matters requiring a vote of the stockholders. The warrants are immediately exercisable for five years at the option of the holder with one-third of the shares underlying the warrants exercisable for $0.10 per share, one-third of the shares exercisable for $0.15 per share and one-third of the shares exercisable for $0.20 per share. The issuance of the Series B Preferred Stock and the warrants were based on four separate closings. The Series B Preferred Stock and the warrants are immediately convertible or exercisable (as the case may be) when issued. Proceeds from this offering, net of offering expenses, were $2,744,915.

     o Also on April 10, 2002, we sold to Silvano DiGenova, our principal stockholder and chief executive officer, 400,000 shares of our Series B Preferred Stock and 7,000 shares of our newly created Series C Preferred Stock and issued a warrant to purchase 4,000,000 shares of our common stock. Each share of the Series C Preferred Stock carries a 9% dividend payable quarterly and is convertible into shares of our common stock at the option of the holder at the conversion price of $0.22 per common share, subject to certain anti-dilution adjustments, and each share of the Series C Preferred Stock is entitled to 454 votes on all matters requiring a vote of the stockholders. The Series C Preferred Stock is redeemable on December 31, 2004 for cash. The agreement further provided for the sale of a secured and subordinated note to Mr. DiGenova in the principal amount of $1,000,000 bearing interest at the annual rate of 9% with interest and a principal reduction payable quarterly of $150,000 until the principal is paid in full. In payment for the aggregate amount of $2,100,000 in new securities issued, Mr. DiGenova tendered two notes issued by us to Mr. DiGenova in the amounts of $1,400,000 and $700,000, an aggregate of $2,100,000 (see Note 6 for details of the two respective notes). The warrant is immediately exercisable for a period of five years with one-third of the shares underlying the warrant exercisable for $0.10 per share, one-third exercisable for $0.15 per share and one-third exercisable for $0.20 per share.

         In July 2001 we raised $625,000 in additional equity through the private placement of our Series A Preferred Stock and in April 2002 we raised $3,000,000 through the private placement of our Series B Preferred Stock. In January 2003, we received two separate $500,000 bridge loans in anticipation of raising $2,000,000 through the private placement of our Series D Preferred Stock. As part of the Series D Preferred Stock transaction, the intent is for our chief executive officer to convert his Series C Preferred Stock, which are equity securities that carry redemption obligations similar to debt, into $700,000 of our common stock. We estimate that Series D Preferred Stock private placement will close by March 31, 2003. The bridge loans will by converted into Series D Preferred Stock upon the closing of this transaction. We have invested the net proceeds from each private placement in our current operations. However, this equity capital may be insufficient to permit us to execute our operating plan.

         In November 2002 we began to reduce our operations focused on the fine art and collectibles ("Art") segment of our business. We have a plan in place to liquidate our Art inventory by June 30, 2003. These plans include using both our own and third party auction houses and Internet sites to sell our inventory. From July 1, 2002 through January 6, 2003, we have sold approximately $300,000 at cost of our Art inventory while still maintaining modest gross margins on these sales. In addition to the inventory liquidation, we have had a reduction in workforce of 4 employees and we will be decreasing our sales and marketing expenditure related to the Art business segment. However, we will continue to act, on a limited basis, as a consignment auctioneer and dealer in some areas of the Art business segment.

         While we have initiated cost reduction plans and plans to secure additional financing and/or to raise additional capital, there are no assurances that we will be successful in completing these critical tasks. If we are unable to successfully complete these critical tasks, we may be forced to significantly and materially reduce our operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund any ongoing operations.

           The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest:

                                                                  Payment Due by Period
                                                                  ---------------------

Contract Obligations                      Total         Less than
  At June 30, 2003                                        1 Year        1-3 years        4-5 years     After 5 years
------------------------------------ ---------------- --------------- --------------- ---------------- ---------------
Long Term Debt                       $   3,460,910    $   2,448,258   $   1,010,815   $       1,837    $          -
Capital Lease Obligations                    3,646            3,646               -               -               -
Operating Leases                         1,452,826          368,241         606,101         424,464          54,020
Repurchase Obligations                     556,361          556,361               -               -               -
                                     ---------------- --------------- --------------- ---------------- ---------------

Total Contractual Cash Obligations   $   5,473,743    $   3,376,506   $   1,616,916   $     426,301    $     54,020
                                     ================ =============== =============== ================ ===============

         The above table outlines our obligations as of June 30, 2002 and does not reflect any changes in out obligations that have occurred after that date.

RISK FACTORS

     WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES, AND LIMITED WORKING CAPITAL.

         We may not become profitable or significantly increase our revenues. We incurred a net loss of $7,904,589 for the twelve months ended June 30, 2002, a net loss of $409,199 for the six months ended June 30, 2001, and a net loss of $1,629,850 for the twelve months ended December 31, 2000. We intend to implement several initiatives which we believe will enable us to return to profitability, including exiting unprofitable lines of business, reducing manpower and other costs, and focusing on higher margin products. Our working capital at June 30, 2002 was $390,134, which reflects a significant decrease from our working capital of $1,003,589 at June 30, 2001. There can be no assurance that the Company's revenue or results of operations will not decline further in the future, that the Company will not continue to have losses, or that the Company will be able to continue funding such losses if they continue. The limited capital could adversely affect the Company's ability to continue its operations.

     OUR AUDIT OPINION COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our auditors have expressed an opinion on our financial statements for the year ended June 30, 2002 that contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern due to recurring operating losses, negative cash flows from operations, significant debt in default, and limited working capital.

     OUR BUSINESS OF SELLING PREMIUM COLLECTIBLES IS HIGHLY COMPETITIVE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE WILL DECREASE.

         The business of selling coins, works of art and other collectibles to retail and wholesale consumers and at auction is highly competitive. We compete with a number of comparably sized, smaller firms, as well as a number of larger firms throughout the United States. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. Additionally, other reputable companies that sell or auction collectible coins and artwork may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing recourses than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could be decreased.

     ADVERSE MARKET CONDITIONS COULD REDUCE THE AMOUNT SPENT ON RARE COINS, DECORATIVE ARTS AND PREMIUM COLLECTIBLES AND REDUCE OUR SALES AND REVENUE.

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

         Some of the market conditions that could cause the dollar volume spent in our auctions to decrease include the following:

         o        fewer works of art offered for sale;

         o        a decline in the prices buyers are willing to pay; and

         o        shifts in consumer trends

         As buyers' tastes change and economic conditions fluctuate, the supply, demand and dollar volume of fine and decorative art and collectibles sales could decrease, which could have a material adverse effect on our business, operating results and financial condition.

     OUR BUSINESS COULD BECOME SUBJECT TO HEIGHTENED GOVERNMENT REGULATION THAT COULD INCREASE OUR OPERATING COSTS.

         Recently, there have been indications that the rare coin and collectibles markets may become the subject of possible new government regulation. Compliance with any new regulations governing our business would likely impose costs and administrative burdens on us and could impact our profitability. In addition, any such regulation could require us to change our business practices.

     WE DO NOT COLLECT CALIFORNIA SALES TAX ON MAIL-ORDER SALES TO OUT-OF-STATE CUSTOMERS, NOR DO WE COLLECT USE TAX ON OUR INTERSTATE MAIL ORDER SALES.

         We believe that our sales to interstate customers are generally tax-exempt due to varying state exemptions relative to the definitions of being engaged in business in particular states and the lack of current internet taxation. While we have not been contacted by any state authorities seeking to enforce sales or use tax regulations, there is no assurance that we will not be contacted by authorities in the future with inquiries relative to our compliance with current statutes, nor is there any assurance that future statutes will not be enacted that affect the sales and use aspects of our business.

     IF THE POPULARITY OF RARE COINS AND ARTWORK DECLINES, OUR SALES AND REVENUES WILL BE NEGATIVELY IMPACTED.

         The popularity of rare coins and artwork may vary over time due to perceived scarcity, subjective value, general consumer trends, changes in the prices of precious metals, interest rates and other general economic conditions. We derive a significant portion of our revenues from fees paid by collectors for our appraisal and related services, commissions paid to us on the sale of collectibles in our auctions and sales of collectibles from our own inventory. A decline in popularity of rare coins and artwork, and of collectibles generally, would cause a decrease in the number of items that we are asked to appraise and the number of transactions in our auctions and fewer sales from our inventory, which would reduce our sales and revenue and harm our business.

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

         Our success and future performance depends on the continued services of our senior management and other key personnel, including persons who have only recently started working together in the rapidly evolving collectibles industry. The loss of the services of any of our senior management or other key personnel could harm our business. Some of our executive officers and key employees are experts in the market for premium collectibles and have reputations for purchasing and appraising collectibles and for preparing auctions that will be attractive to buyers of premium collectibles. In particular, the services of our chief executive officer, Silvano DiGenova, would be difficult to replace. Although our executive management team has experience in operating businesses engaged in the sale of rare coins and other premium collectibles, due to the changing nature of our industry, it is more difficult to assess and evaluate management in our industry than it is in other industries.

     OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK.

         Our revenue, expenses and operating results may vary significantly from quarter to quarter due to a number of factors, some of which are beyond our control. These factors include (without limitation):

         o the supply and demand of rare coins in wholesale and retails markets;

         o consumer trends affecting the popularity of coins, artwork and other collectibles that we auction and sell from time to time;

         o        fluctuations in the prices of precious metals;

         o our success in expanding our retail sales of rare coins and collectibles;

         o        personnel changes;

         o        our inability to maintain customer satisfaction;

         o the size and timing of capital expenditures and other costs associated with the expansion of our business and infrastructure;

         o our inability to resell our inventory of rare coins, artwork and other collectibles in a timely manner;

         o price competition or changes in our pricing policies or those of our competitors and pricing changes in our industries;

         o        our inability to maintain gross margins;

         o the availability and cost of financing to continue and complete our expansion and the development of our on-line business; and

         o        our success in expanding our sales and distribution channels.

         Additional factors that may affect our quarterly operating results generally include technical difficulties or network downtime and general economic conditions and economic conditions specific to our industries.

     OUR OPERATING RESULTS ARE PARTICULARLY SENSITIVE PARTICULARLY TO FLUCTUATIONS IN REVENUE.

         Because we rely on revenue forecasts when committing to a significant portion of our future expenditures, we may be unable to adjust our spending in the event of revenue shortfalls. Consequently, such shortfalls would negatively impact our operating results and profitability. We also plan on increasing our operating expenditures to finance the cost of our expansion and to fund our expanding sales and marketing efforts, general and administrative activities and to strengthen our infrastructure. To the extent that these expenses are not accompanied by a commensurate increase in revenue, our quarterly results could fluctuate significantly in the future.

         Due to the factors noted above and the other risks discussed in this section, you should not rely on period-to-period comparisons of our operating results. Further, quarterly results are not necessarily meaningful and you should not rely on them as an indication of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In that case, the price of our common stock may fall substantially.

     WE MAY REQUIRE SUBSTANTIAL AMOUNTS OF CAPITAL IN ORDER TO ACCOMPLISH OUR FUTURE PLANS.

         Since our business involves the financing of inventory and receivables, we may require substantial amounts of capital in order to achieve and accomplish our future business plans. However, to the extent we are in need of any additional financing, there can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. If we raise additional funds through the issuance of equity securities, further dilution to our existing shareholders may result.

     OUR INABILITY TO EFFECTIVELY MANAGE OUR GROWTH COULD RESULT IN UNFORESEEN COSTS.

         We have experienced significant periods of growth and increased personnel, marketing and acquisition related costs, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management and our operational and financial resources. Our ability to manage future increases, if any, in the scope of our operations or personnel will depend on the expansion of our marketing and sales, management, operational and financial capabilities. The failure of our management to effectively manage the expansion of our business could result in unforeseen costs and negatively impact our profitability. To manage this growth we must do the following:

         o establish and develop operational, financial and management systems;

         o        train, manage and motivate our employee base;

         o        hire additional technology and operations personnel; and

         o        hire additional fine art and other specialists and appraisers.

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

     FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

         During the fiscal year ended June 30, 2002, none of our customers accounted for more than 10% of our sales, however, at times, we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

     WE MAY INCUR LOSSES AS A RESULT OF ACCUMULATING INVENTORY.

         In addition to auctioning premium collectibles on consignment, a substantial portion of the aggregate sales price of rare coins, artwork and other premium collectibles that we sell are from our own inventory. We purchase these collectibles from dealers and collectors and assume the inventory and price risks of these items until they are sold. If we are unable to resell the collectibles that we purchase when we want or need to, or at prices sufficient to generate a profit from their resale, or if the market value of our inventory of purchased collectibles were to decline, our revenue would likely decline.

     THE SUPPLY OF COLLECTIBLES IS LIMITED AND OUR INABILITY TO OBTAIN PREMIUM COLLECTIBLES FOR RESALE AND FOR SALE AT AUCTIONS COULD HARM OUR BUSINESS.

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

     OUR AUCTION OPERATIONS MAY NEVER BECOME PROFITABLE.

         Our future operating results also depend on the success of our auction operations and the amount of resources that we will need to devote to the continual upgrade and enhancement of our Internet website, the performance of which may be impacted by fast, continuous changes in technology. Our auction operations currently are not profitable and we are presently unable to predict when our subsidiary, Superior Galleries, will become profitable. We will need to achieve significant growth in our Internet business in order for our auction operations to become profitable. We are in the early stages of development of several new portions of our website that will offer content and auctions for collectibles that may have a lower average selling price than many of the collectibles in the markets we currently serve. Continued development of our website will require significant resources. The planned expansion of our website may not result in increased revenue, which could increase our losses and harm our business.

     OUR OPERATING RESULTS COULD BE HARMED IF WE EXPERIENCE AN INCREASE IN THE RESCISSION OF SALES.

         Our operating results could suffer if we experience a significant increase in the number of sales that are rescinded due to questions about title, provenance or authenticity of an item. We warrant the title, provenance and authenticity of each item that we sell, including items sold at auction. If a buyer believes that any of these characteristics is in doubt, he or she must notify us in writing within a certain number of days after the date of sale of the property. If we cannot substantiate the questioned characteristics, the buyer may rescind his or her purchase and we will refund the price paid at auction to the buyer. When a purchase is rescinded, the seller is required to refund the hammer (the price for which an item sells) less sellers' commissions and other sellers' fees.

     OUR WEBSITE MAY NOT BE ADEQUATE TO MEET THE GROWING NEEDS OF OUR BUSINESS.

         The satisfactory performance, reliability and availability of our website and network infrastructure are and will be critical to our reputation and our ability to attract and retain customers and technical personnel and to maintain adequate customer service levels. Any system interruptions or reduced performance of our website could materially adversely affect our reputation and our ability to attract new customers and technical personnel.

     OUR WEBSITE MAY BE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN OUR LIABILITY FOR DAMAGES AND HARM TO OUR REPUTATION.

         Despite the implementation of network security measures, our website is vulnerable to computer viruses, break-ins and similar disruptive problems caused by Internet users. These occurrences could result in our liability for damages, and our reputation could suffer. The circumvention of our security `measures may result in the misappropriation of such proprietary information. Any such security breach could lead to interruptions and delays and the cessation of service to our customers and could result in a decline in revenue and income.

ITEM 7.       FINANCIAL STATEMENTS

         The consolidated financial statements and corresponding notes to the financial statements called for by this item appear under the caption "Index to Consolidated Financial Statements" beginning on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in periods presented.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers are as follows:

         Name                    Age     Position
         ----                    ---     --------

         Silvano DiGenova        40      Chairman of the Board, Chief Executive
                                         Officer and Director

         Steve Deeds             55      Executive Vice President and President
                                         of Superior Galleries, Inc., our
                                         wholly-owned subsidiary

         Paul Biberkraut         41      Executive Vice President, Chief
                                         Financial Officer, Secretary and
                                         Director

         SILVANO DIGENOVA is our chairman of the board, chief executive officer and a director. Mr. DiGenova has also served as our acting chief financial officer from September 2002 through December 2002. Mr. DiGenova founded TIA, what would later become our company, in 1977. Mr. DiGenova is a recognized leader in the numismatic and fine arts field. In 1986, Mr. DiGenova helped form the Professional Coin Grading Service, the first widely accepted uniform grading system for rare coins. Mr. DiGenova attended the Wharton School of Business at the University of Pennsylvania for four years. However, Mr. DiGenova left Wharton in his fourth year to develop TIA, our predecessor, and did not obtain a degree form Wharton.

         STEVE DEEDS is our executive vice president and the President of our wholly-owned subsidiary Superior Galleries, Inc. Mr. Deeds has served in this position since May 1998 (prior to our acquisition of that assets of that company in July 2001). Mr. Deeds has over 40 years of experience in the rare coin, precious metals and related collectible fields. Prior to joining Superior, Mr. Deeds was the owner of Metropolitan Rare Coins in New York City, a partner in the purchase of the Redfield hoard of silver dollars (at the time, in 1976, the largest single purchase of coins in history), worked at Heritage Rare Coin Galleries on an executive level and was a partner of Monex Rare Coins/Monaco Financial.

         PAUL BIBERKRAUT is our executive vice president, chief financial officer, Secretary and a Director. Mr. Biberkraut has served in this role since December 2002 and previously was our Company's Vice President of Finance and chief financial officer from October 1999 to December 2000. Mr. Biberkraut has over fifteen years of experience in management roles with varying levels of responsibilities for finance, accounting, information technology, operations and human resources. Prior to returning to our company Mr. Biberkraut was a senior finance manager for information technology at PacifiCare Health Systems, Inc. from December 2000 to November 2002 and was the corporate controller of Quality Systems, Inc. from November 1997 to June 1999. Mr. Biberkraut also served as the chairman of the audit committee for an Orange County, California based credit union from 1997 to 1999 and had served as a board member, treasurer and president of an Orange County, California based not-for-profit social service agency from 1989 to 1998.

         All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of the board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These officers, directors and shareholders are required by Commission regulations to furnish us with copies of all such reports that they file.

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended June 30, 2002 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock that no other reports were required, we believe that, during our 2002 fiscal year, certain Section 16(a) filing requirements were not complied with, as follows: (a) Mr. DiGenova, our chief executive officer failed to file on a timely basis Form 4s reporting the following transactions: (i) the purchase of 400,000 shares of Series B Preferred Stock, 7,000 shares of Series C Preferred Stock and a warrant to purchase 4,000,000 shares of our common stock in a transaction in April 2002; (ii) the grant of options to purchase 50,000 shares of our common stock in November 2001;
(iii) the issuance of a warrant to purchase 400,000 shares of our common stock in November 2001; (iv) the issuance of a warrant to purchase 1,402,000 shares of our common stock in July 2001; and (iv) the issuance of a warrant to purchase 1,500,000 shares of our common stock in July 2001. In addition, during the prior fiscal year, Mr. DiGenova failed to file on a timely basis, Form 4s reporting the following transactions: (i) the grant of options to purchase 500,000 shares of our common stock in June 2001; and (ii) the issuance of a warrant to purchase 1,500,000 shares of our common stock in June 2001; and (b) Mr. Deeds, the president of our wholly-owned subsidiary, Superior Galleries, Inc., failed to file on a timely basis, a Form 3 upon his appointment as an executive officer of our company in July 2001. These reports have since been filed. In addition, the following former executive officers and directors of our company failed to file any Section 16 reports with the Commission: Michael Haynes, Mali Shrinivas, Richard Viola, Yvonne E. Wong Chester, Arthur Marcus and Robert Escobio.

ITEM 10.      EXECUTIVE COMPENSATION

         The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our chief executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2002. Compensation information for such individuals is provided for the fiscal year ended June 30, 2002, the six months ended June 30, 2001 and the fiscal year ended December 31, 2000, to the extent applicable. Other than as set forth below, no executive officer's total annual salary and bonus exceeded $100,000 during our last fiscal year.

                                            SUMMARY COMPENSATION TABLE

                                            Annual Compensation                       Awards              Payouts
                                    ---------------------------------               ----------     -----------------------
                                                                                    Securities
                                                            Other       Restricted  Underlying
                                                            Annual        Stock      Options/       LTIP       All Other
       Name and                     Salary      Bonus    Compensation     Awards       SARs        Payouts    Compensation
  Principal Position        Year     ($)         ($)          ($)           ($)         (#)          ($)          ($)
  ------------------       -----    ------      -----    ------------   ----------  -----------    -------    ------------
 Silvano DiGenova,         2002     $308,333     -0-          -0-            -0-      50,000         -0-         -0-
   Chairman of the         2001*     141,666     -0-          -0-            -0-     500,000         -0-         -0-
   Board, and Chief        2000      281,410     -0-          -0-            -0-          -0-        -0-         -0-
   Executive Officer
 Mali Shrinivas, Chief     2002(1)  $ 53,958     -0-          -0-            -0-           0         -0-         -0-
   Financial Officer(1)
 Steve Deeds,              2002(2)  $210,938      0        $63,999(3)         0            0          0           0
   President of
   Superior Galleries,
   Inc., our
   wholly-owned
   subsidiary
 Michael Haynes, Chief     2002     $191,084     -0-          -0-            -0-          -0-        -0-         -0-
   Operating Officer       2001*      85,852     -0-          -0-            -0-          -0-        -0-         -0-
                           2000       54,015     -0-          -0-            -0-     300,000         -0-         -0-

____________________

*        Six months ended June 30, 2001.
(1) Mr. Shrinivas joined our company as our chief financial officer in June 2002 and left the company in September 2002.
(2) Mr. Deeds joined our company when we acquired the assets of Superior in July 2001.
(3)      Consists of sales commissions.

STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING FISCAL 2002

         The following table summarizes options to purchase shares of our common stock that we granted during the fiscal year ended June 30, 2002 to each of the executive officers identified in the summary compensation table above. We have never granted any stock appreciation rights.

                                         Number of           Percent of
                                        Securities         Total Options
                                        Underlying           Granted to
                                          Options           Employees in          Exercise       Expiration
Name                                    Granted (#)        Fiscal Year (%)    Price ($/Share)       Date
----                                    -----------        ---------------    ---------------    ----------
Silvano DiGenova                            50,000            16.67%(1)           $0.05           11/26/04
Mali Shrinivas                                   0            N/A                  N/A              N/A
Steve Deeds                                      0            N/A                  N/A              N/A
Michael Haynes                                   0            N/A(1)               N/A              N/A

_______________________

(1) Based on an aggregate of 300,000 options granted to our employees during the fiscal year ended June 30, 2002. Of these, options to purchase 50,000 shares of our common stock have terminated and are no longer exercisable.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table summarizes exercises of stock options during the fiscal year ended June 30, 2002 by each of the executive officers named in the summary compensation above and the year-end value of unexercised options for these executive officers.

                                                                         Number of
                                                                   Unexercised Securities        Value of Unexercised
                                      Shares         Value           Underlying Options          In-the-Money Options
                                     Acquired       Realized        at Fiscal Year End            at Fiscal Year End
      Name                         on Exercise        ($)        Exercisable/Unexercisable     Exercisable/Unexercisable
      ----                         -----------      --------     -------------------------     -------------------------
Silvano DiGenova                        0             N/A                550,000/0                        0/0
Mali Shrinivas                          0             N/A                   N/A                           N/A
Steve Deeds                             0             N/A                   N/A                           N/A
Michael Haynes                          0             N/A                   N/A                           N/A

LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2002, no awards were given to the executive officers named in the summary compensation table under long-term incentive plans.

DIRECTORS' COMPENSATION

         Our directors do not currently receive any cash compensation for service on our board of directors, but directors may be reimbursed for certain expenses in connection with attendance at board meetings. At the discretion of our board of directors, directors may be granted stock option. During the fiscal year ended June 30, 2002, our six directors were each granted options to purchase 50,000 shares of our common stock at an exercise price of $0.05 per share. These options were immediately exercisable upon issuance for a period of three years or for three months following the termination or resignation of the director from the board. Except for the options granted to Mr. DiGenova, all options granted to the directors expired as they all resigned and were not exercised.

REPRICING OF OPTIONS

         No adjustments to, or repricing of, stock options previously awarded to the executive officers named in the summary compensation table above occurred in fiscal 2002.

EMPLOYMENT AGREEMENTS

         On June 15, 2001, we entered into an employment agreement with Silvano DiGenova under which we agreed to pay an annual salary of $375,000 and bonus arrangements based on a sliding scale of 5% to 50% of base salary based on a corresponding fiscal year consolidated pre-tax income (as defined) of our company from $250,000 to $4,000,000, a bonus of 25% of base salary payable in our common stock if market capitalization of our common stock exceeds $50,000,000 for a specified period and a bonus of 5% of the base salary payable in our common stock if average market capitalization increases by 20% over the average market capitalization of the prior fiscal year subject to certain limitations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of January 6, 2003 certain information with respect to the beneficial ownership of our stock by (i) each of our executive officers named in the summary compensation table above, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group. Although Mali Shrinivas and Steve Deeds are named as executive officers in the summary compensation table contained herein, neither of these individuals is the beneficial owner of any of our outstanding voting securities.

                                                                           Amount and Nature of      Percentage of
      Name and Address of Beneficial                                     Beneficial Ownership of     Common Stock
                Owner(1)                         Title of Class             Common Stock(2)          Outstanding(2)
      ------------------------------             --------------             ---------------          --------------
Silvano DiGenova                             Common(3)                          32,063,818                 55.45%
                                             Series B Preferred Stock              400,000                  11.8%
                                             Series C Preferred Stock                7,000                 100.0%

Stanford Venture Capital Holdings, Inc.      Common (4)                         60,000,000                  59.3%
6075 Poplar Avenue                           Series B Preferred Stock            3,000,000                  88.2%
Memphis, TN 38119

Steven Bayern                                Common(5)                           3,288,438                   7.9%
Five Cedarwood Court
Laurel Hollow, NY 11791

Patrick Kolenick                             Common(6)                           3,288,438                   7.9%
35 Elizabeth Drive
Laurel Hollow, NY 11743

Andrew M. Denis                              Common(7)                           2,325,593                   5.6%
11 Fairwind Court
Northport, NY 11768

Tonni Giovanetti                             Common(8)                           2,340,312                   5.6%
11 Fairwind Court
Northport, NY 11768

All Executive Officers and Directors         Common(3)                          32,019,818                  55.45%
   as a Group (2 persons)                    Series B Preferred Stock              400,000                  11.8%
                                             Series C Preferred Stock                7,000                 100.00%

___________________

(1) Except as set forth above, the address of each individual is 3444 Via Lido, Newport Beach, California 92663.

(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 41,211,463 shares of common stock outstanding as of January 6, 2003. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of January 6, 2003, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 9,352,000 shares of common stock issuable upon the exercise of options and warrants, 4,000,000 shares of common stock issuable upon the conversion of Series B Preferred Stock, 3,181,818 shares of common stock issuable upon the conversion of Series C Preferred Stock, all of which were exercisable, convertible or exercisable or convertible within 60 days of the date of this table, and 44,000 shares held by our Profit Sharing Plan Trust, over which Mr. DiGenova exercises voting control.

(4) Includes 15,000,000 shares of common stock issuable upon the exercise of warrants and 30,000,000 shares of common stock issuable upon the conversion of Series B Preferred Stock both of which are currently exercisable or convertible within the next 60 days. Includes warrants to purchase 15,000,000 shares of common stock assigned to four of Stanford's employees, Daniel Bogar, William Fusselmann, Osvaldo Pi and Ronald Stein, in equal amounts such that each of these employees has a warrant to purchase 3,750,000 shares of our common stock.

(5) Includes: (a) 2,909,435 shares of common stock owned by Cyndel & Co., Inc., a corporation in which Mr. Bayern is a stockholder and officer;
         (b) 36,693 shares of common stock owned by Win Capital Corp., a corporation in which Mr. Bayern is a principal; (c) 8,462 shares of common stock issuable upon the exercise of warrants owned by Mr. Bayern, which are currently exercisable or exercisable within 60 days of the date of this table; (d) 218,340 shares of common stock issuable upon the exercise of warrants owned by Cyndel, which are currently exercisable or exercisable within 60 days of the date of this table; and (e) 2,754 shares of common stock issuable upon the exercise of warrants owned by Win Capital Corp., which are currently exercisable or exercisable within 60 days of the date of this table.

(6) Includes: (a) 2,909,435 shares of common stock owned by Cyndel, a corporation in which Mr. Kolenick is a stockholder and officer; (b) 36,693 shares of common stock owned by Win Capital Corp., a corporation in which Mr. Kolenick is a principal; (c) 8,462 shares of common stock issuable upon the exercise of warrants owned by Mr. Kolenick, which are currently exercisable or exercisable within 60 days of the date of this table; (d) 218,340 shares of common stock issuable upon the exercise of warrants owned by Cyndel, which are currently exercisable or exercisable within 60 days of the date of this table; and (e) 2,754 shares of common stock issuable upon the exercise of warrants owned by Win Capital Corp., which are currently exercisable or exercisable within 60 days of the date of this table.

(7) Includes 162,343 shares of common stock issuable upon the exercise of warrants currently exercisable or exercisable within 60 days of the date of this table.

(8) Includes 163,370 shares of common stock issuable upon the exercise of warrants currently exercisable or exercisable within 60 days of the date of this table.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights that we have granted under (a) our 2000 Omnibus Stock Option Plan and (b) individual compensation arrangements in exchange for consideration in the form of goods or services as of June 30, 2002.

                                       EQUITY COMPENSATION PLAN INFORMATION

                                               Number of Securities       Weighted Average           Number of
                                                to be Issued Upon         Exercise Price of         Securities
                                             Exercise of Outstanding         Outstanding             Remaining
                                                Options, Warrants         Options, Warrants        Available for
        Plan Category                              and Rights(1)              and Rights          Future Issuance
        -------------                              -------------              ----------          ---------------
Equity compensation plans approved by
   security holders(2)                                   790,000                 $0.20                687,764(3)
Equity compensation plans not approved by
   security holders(4)                                 2,981,000                 $0.97                    N/A
Total                                                  3,771,000                 $0.81                687,764(3)

___________________

(1) Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)      Consists solely of our 2000 Omnibus Stock Option Plan.

(3) Under our 2000 Omnibus Stock Option Plan in the first plan year, we were authorized to grant options to purchase up to 1,500,000 shares of our common stock. In each subsequent plan year, we are authorized to grant options to purchase up to 5% of our outstanding shares of common stock as of August 1st of that plan year. On August 1, 2001, we had 18,755,298 shares of common stock outstanding and as of June 30, 2002, we had granted options to purchase 250,000 shares of our common stock during that plan year. Therefore, the number of shares available for future issuance under our 2000 Omnibus Stock Option Plan at fiscal year end was 687,764. On August 1, 2002, we had 41,211,463 shares of common stock outstanding and therefore, may grant options to purchase up to 2,060,773 shares of our common stock during the current fiscal year.

(4) Consist of options to purchase an aggregate of 2,975,000 shares of our common stock granted to employees and independent contractors prior to the adoption of our 2000 Omnibus Stock Option Plan and an option to purchase 6,000 shares of our common stock granted to a placement agent in consideration of services.

         Our 2000 Omnibus Stock Option Plan was adopted by our board of directors on August 1, 2000 and approved by our shareholders at our annual shareholders' meeting on January 17, 2001. This plan permits us to grant both incentive stock options and nonqualified stock options. Options under this plan generally vest over five years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 10, 2002, pursuant to a Stock Purchase Agreement, we sold 400,000 shares of our Series B Preferred Stock, issued a warrant to purchase 4,000,000 shares of our common stock and sold 7,000 shares of our newly created Series C Preferred Stock to Mr. DiGenova, our chief executive officer. Each share of the Series B Preferred Stock is convertible into shares of our common stock at the option of the holder at the conversion price of $0.10 per common share, subject to certain anti-dilution adjustments, and each share of the Series B Preferred Stock is entitled to 10 votes on all matters requiring a vote of our shareholders. Upon issuance, the Series B Preferred Stock was immediately convertible into shares of our common stock and the warrants were immediately exercisable for five years at the option of the holder. One-third of the shares underlying the warrant are exercisable for $0.10 per share, one-third are exercisable for $0.15 per share and one-third are exercisable for $0.20 per share. Each share of the Series C Preferred Stock carries a 9% dividend payable quarterly and is convertible into shares of our common stock at the option of the holder at the conversion price of $0.22 per common share, subject to certain anti-dilution adjustments, and each share of the Series C Preferred Stock is entitled to 454 votes on all matters requiring a vote of our shareholders. The Series C Preferred Stock is redeemable on December 31, 2004 for cash. The agreement further provided for the sale of a secured and subordinated note to Mr. DiGenova in the principal amount of $1,000,000 bearing interest at the annual rate of 9% with interest and a principal reduction payable quarterly of $150,000 until the principal is paid in full. In payment for the aggregate amount of $2,100,000 in new securities issued, Mr. DiGenova tendered two notes issued by us to Mr. DiGenova in the amounts of $1,400,000 and $700,000.

         In connection with our acquisition of the assets of Superior on July 6, 2001, Silvano DiGenova, our chief executive officer, personally guaranteed our obligations under a note for $701,000 to the seller. In consideration of his personal guaranty of this note, we issued to Mr. DiGenova a warrant to purchase 1,402,000 shares of our common stock at an exercise price of $0.21 per share with an exercise period expiring on July 5, 2006. Also as part of this acquisition, Mr. DiGenova personally guaranteed our obligations under a revolving promissory note to the seller in the aggregate amount of $3,000,000. In consideration of his personal guaranty of this note, we issued to Mr. DiGenova a warrant to purchase 1,500,000 shares of our common stock at an exercise price of $0.35 per share with an exercise period expiring on July 5, 2005.

         On November 27, 2001, in connection with the extension of the maturity date of a financing agreement between NRLP and TCI, we agreed to issue to NRLP, 480,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock. The exercise price of the warrant is $0.05 per share and it expires on November 26, 2006. NRLP is an entity that is controlled by one of our former directors, Carl Fusco.

         On November 27, 2001, in connection with the agreement to issue his personal guaranty for certain obligations of the company, we agreed to issue to Silvano DiGenova, our chief executive officer, a warrant to purchase 400,000 shares of our common stock. The exercise price of the warrant is $0.05 per share and it expires on November 26, 2006.

         On June 26, 2001, in connection with our acquisition of HI, we issued to NRLP, an entity controlled by one of our former directors, a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.32 per share with an expiration date of June 26, 2006.

         On June 25, 2001, we entered into an advisory agreement with Robert Escobio, who at that time was a director of our company. Under the terms of that agreement, Mr. Escobio was to provide us with advice regarding financial planning and corporate capital structure. In consideration for rendering such services, we agreed to pay Mr. Escobio an annual fee of $100,000 and granted him a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.34 per share. The warrant expired on June 25, 2002. On November 27, 2001, we issued 1,333,320 shares of our common stock to Mr. Escobio in full satisfaction of our future obligations under this agreement and the agreement was terminated.

         On June 15, 2001, we issued a warrant to purchase 1,500,000 shares of common stock to Silvano DiGenova, our chief executive officer. This warrant is exercisable for $0.39 per share and expires on December 31, 2004. We issued the warrant in consideration for the extension of the maturity date of a note and for maintaining the current interest rate throughout the extension period.

         On June 15, 2001, we entered into an advisory agreement with Steven Bayern, the former chairman of the board of directors of HI and a holder of 5% or more of our common stock. Under this agreement, Mr. Bayern agreed to provide us with advice regarding corporate governance matters and corporate strategies. In consideration for rendering these services, we agreed to pay Mr. Bayern an annual fee of $50,000. This agreement has been terminated in connection with a settlement agreement between our company and Mr. Bayern.

         On June 15, 2001, we entered into a three-year consulting agreement with Cyndel & Co., Inc. to provide us with financial advice and other financial consulting services. Under this agreement, we agreed to pay Cyndel & Co., Inc. $120,000 per year. The agreement also provides for fees to be paid to Cyndel in the event that Cyndel provides advice or other consulting services directly relating to the sale of our equity securities or the placement of any debt securities. This agreement was to expire on June 2004. Mr. Bayern and Cyndel filed a suit against us for payment under this agreement in November 2001 after we ceased making payments for what we believed to be reasonable cause. On April 3, 2002, we entered into a settlement and release agreement with Steve Bayern and Cyndel to settle all claims of all parties to this suit. Under this agreement, we paid $75,000 and $180,000 to Mr. Bayern and Cyndel, respectively. Cyndel is owned by Steven Bayern and Patrick Kolenick, holders of more than 5% of our common stock.

         On June 1, 2001, we entered into an employment agreement with Silvano DiGenova, our chief executive officer under which we agreed to pay him an annual salary of $375,000 and bonus arrangements based on a sliding scale of 5% to 50% of base salary based on a corresponding fiscal year consolidated pre-tax income (as defined) of our company from $250,000 to $4,000,000, a bonus of 25% of base salary payable in our common stock if market capitalization of our common stock exceeds $50,000,000 for a specified period and a bonus of 5% of the base salary payable in our common stock if average market capitalization increases by 20% over the average market capitalization of the prior fiscal year subject to certain limitations.

         On November 13, 2000, we entered a Loan and Security Agreement and issued into a $1,000,000 demand convertible promissory note payable to NRLP, a lender controlled by Carl Fusco, a former director of our company. Mr. Fusco served on our board from November 27, 2000 to June 25, 2001. The note bears interest at 13.5%, with interest payable monthly and provides the holder with a profit sharing interest in our TCI subsidiary. The note is secured by the inventory of that subsidiary and is convertible into shares of our common stock at $0.75 a share for the first $500,000 and at $1.00 a share for the remaining $500,000. In connection with this transaction, we also issued to NRLP, a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.32 per share. This warrant is exercisable until June 26, 2006. On October 1, 2001, we amended the Loan and Security Agreement to apply to an additional note payable to NRLP in the principal amount of $375,000.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB.

                  (1) CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated Financial Statements and the Independent Auditors' Report are on page F-1 through F-42 hereof.

                           Independent Auditors' Report

                           Consolidated Balance Sheets

                           Consolidated Statements of Operations

                           Consolidated Statements of Stockholders' Equity

                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements

                  (2) FINANCIAL STATEMENT SCHEDULES. All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

                  (3) EXHIBITS.

   EXHIBIT
   NUMBER                              DESCRIPTION

     2.1 Asset Purchase Agreement by and between Superior Galleries, Inc. and Tangible Acquisition II Corporation dated July 6, 2001 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 20, 2001).*

     2.2 Asset Purchase and Assumption of Liabilities Agreement dated November 28, 2001 by and among Keystone Rare Coins LLC, Steve Gehringer, Kenneth Kellar, Gehringer & Kellar, Inc. and Tangible Asset Galleries, Inc. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on April 1, 2002).*

     2.3 Agreement and Plan of Merger by and between Tangible Asset Galleries, Inc., Tangible Asset Acquisition Corporation and HotelInteractive, Inc. dated April 9, 2001 (previously filed as
               Exhibit 2.1 to our Current Report on Form 8-K filed on July 2,
               2001).*

     2.4 Share Purchase Agreement by and between HCR Holdings, Inc. and Tangible Asset Galleries, Inc. dated February 7, 2002 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 19, 2002).*

     2.5 Securities Purchase Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc. and Silvano DiGenova (previously filed as Exhibit
               10.1 to our Current Report on Form 8-K filed on April 24, 2002).*

     2.6 Series C Securities Purchase Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc. and Silvano DiGenova (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 24, 2002)*

     3.1 Articles of Incorporation of Austin Land & Resources, Inc. (previously filed as Exhibit 3.1 to our Registration Statement on Form 10-SB filed on August 23, 1999).*

     3.2 Amendment to the Articles of Incorporation changing the name of the company to Tangible Asset Galleries, Inc. (previously filed as Exhibit 3.2 to our Registration Statement on Form 10-SB filed on August 23, 1999).*

   EXHIBIT
   NUMBER                              DESCRIPTION

     3.3 Amended Articles of Incorporation adding a class of preferred stock (previously filed with our Definitive Information Statement on Schedule 14C filed on July 24, 2000).*

     3.4 Certificate of Amendment of the Articles of Incorporation increasing the number of authorized common shares (previously filed with our Definitive Information Statement on Schedule 14C filed on August 7, 2001).*

     3.5 Certificate of Designation of our Series A $5.00 Convertible Preferred Stock (previously filed as Exhibit 3.5 to our Annual Report on Form 10-KSB/A filed on November 13, 2001).*

     3.6 Certificate of Amendment to the Articles of Incorporation, increasing the number of authorized common shares (previously filed with our Definitive Information Statement on Schedule 14C filed on May 31, 2002).*

     3.7 Certificate of Designation of our Series B $1.00 Convertible Preferred Stock (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on April 24, 2002).*

     3.8 Certificate of Designation of our Series C $100.00 Redeemable 9% Convertible Preferred Stock (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on April 24, 2002).*

     3.9       Restated Bylaws.

     4.1 Commercial Demand Note by and between Tangible Collectibles, Inc. and National Recovery Limited Partnership dated November 13, 2000 (previously filed as Exhibit 4.2 to our Annual Report on Form 10-KSB/A filed on November 13, 2001).*

     4.2 2000 Omnibus Stock Option Plan (previously filed with our Definitive Proxy Statement on Schedule 14A filed on December 4,
               2000).*

     4.3       Form of Employee Incentive Stock Option Agreement.

     4.4       Form of Nonqualified Stock Option Agreement.

     4.5 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (previously filed as an exhibit to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24,
               2002).*

     4.6       Form of Warrant Issued to the Series B Preferred Stock Investors.

     4.7 Warrant to Purchase 1,402,000 Shares of Common Stock dated July 6, 2001 Issued to Silvano DiGenova.

     4.8 Warrant to Purchase 1,500,000 Shares of Common Stock dated July 6, 2001 Issued to Silvano DiGenova.

     4.9 Warrant to Purchase 1,500,000 Shares of Common Stock dated June 15, 2001 Issued to Silvano DiGenova.

     4.10 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP.

     4.11 Warrant to Purchase 250,000 Shares of Common Stock dated June 26, 2001 Issued to NRLP.

     4.12 Warrant to Purchase 250,000 Shares of Common Stock dated November 14, 2000 Issued to NRLP.

     4.13 Warrant to Purchase 500,000 Shares of Common Stock dated July 3, 2001 Issued to KSH Investment Fund LLP.

     4.14 Form of Warrant to Purchase Common Stock Issued to Series A Preferred Stock Investors.

     9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (previously filed as an exhibit to Exhibit
               10.1 to our Current Report on Form 8-K filed on April 24, 2002).*

     10.1 Loan and Security Agreement dated April 3, 2002 by Silvano DiGenova in favor of Tangible Asset Galleries, Inc. in the principal amount of $1,000,000 (previously filed as an exhibit to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24,
               2002).*

    10.2 Promissory Note by Tangible Acquisition II Corporation and Superior Galleries, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2001).*

   EXHIBIT
   NUMBER                              DESCRIPTION

    10.3 Guaranty dated July 6, 2001 of Silvano DiGenova guaranteeing the obligations under the note by Tangible Acquisition II Corporation and Superior Galleries, Inc.

     10.4 Note of Tangible Asset Galleries, Inc. in favor of KSH Investment Fund, LLP in the principal amount of $275,000 dated July 3, 2001.

     10.5 Secured Promissory Note of Tangible Asset Galleries, Inc. in favor of Wes English in the principal amount of $209,000 dated February 6, 2002 and amendment thereto dated May 7, 2002.

     10.6 Secured Loan and Security Agreement dated February 6, 2002 by and between Tangible Asset Galleries, Inc. and Wes English.

     10.7 Guaranty dated February 6, 2002 of Silvano DiGenova guaranteeing the obligations of Tangible Asset Galleries, Inc. under note to Wes English.

     10.8 Commercial Loan and Security Agreement dated November 2000 by and among National Recovery Limited Partnership, Tangible Collectibles, Inc., Tangible Asset Galleries, Inc. and Silvano DiGenova and Eve DiGenova.

     10.9 Amendment to Commercial Loan and Security Agreement dated October 1, 2001 by and among National Recovery Limited Partnership, Tangible Collectibles, Inc., Tangible Asset Galleries, Inc. and Silvano and Eve DiGenova.

     10.10 Commercial Demand Note of Tangible Collectibles, Inc. in favor of National Recovery Limited Partnership in the principal amount of $375,000 dated October 1, 2001.

     10.11 Guaranty Agreement dated November 2000 of Silvano and Eve DiGenova and Tangible Asset Galleries, Inc. guaranteeing obligations of Tangible Collectibles, Inc. under note to National Recovery Limited Partnership.

     10.12 Lease dated September 20, 1999 by and between Tangible Asset Galleries, Inc. and LJR lido Partners LP (previously filed as
               Exhibit 10.6 to our Registration Statement on Form 10-SB/A filed on November 24, 1999).*

     10.13 First Amendment to Lease Agreement dated August 2001 by and between LWB Lido Financial, LLC and Tangible Asset Galleries, Inc.

     10.14 Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc.

     10.15 Registration Rights Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc. and holders of our Series B Preferred Stock, Series C Preferred Stock and Certain Warrants (previously filed as an exhibit to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2002).*

     10.16 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova.

     21        List of Subsidiaries.

     99.1 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
*     Previously filed.

         (b)      REPORTS ON FORM 8-K.

         On April 1, 2002, we filed a Current Report on Form 8-K/A to amend a Current Report on Form 8-K that we previously filed with the Securities and Exchange Commission on March 1, 2002 which related to our divestiture of the assets and the assignment of the liabilities of our subsidiary, Keystone. The purpose of the amendment was to file the agreement relating to this transaction as an exhibit to the Current Report.

         On April 24, 2002, we filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the sale of shares of our Series B Preferred Stock and warrants to purchase shares of our common stock to Stanford Venture Capital Holdings, Inc.

ITEM 14.      CONTROLS AND PROCEDURES

         Not applicable as of June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2003                          TANGIBLE ASSET GALLERIES, INC.


                                                  By:  /s/ Silvano DiGenova
                                                       ------------------------
                                                       Silvano DiGenova,
                                                       Chief Executive Officer

         Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                      CAPACITY                       DATE
       ---------                      --------                       ----

/s/ Silvano DiGenova                  Director                 February 13, 2003
------------------------------
    Silvano DiGenova

/s/ Paul Biberkraut                   Director                 February 13, 2003
------------------------------
    Paul Biberkraut

                                 CERTIFICATIONS

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------



         I, Silvano DiGenova, certify that:

         (1) I have reviewed this Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc;

         (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

Date:  February 13, 2003

                                     /s/ Silvano DiGenova
                                     -----------------------------------------
                                     Silvano DiGenova, Chief Executive Officer
                                     - Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------


         I, Paul Biberkraut, certify that:

         (1) I have reviewed this Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc;

         (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

Date: February 13, 2003

                                      /s/ Paul Biberkraut
                                     -----------------------------------------
                                     Paul Biberkraut, Chief Financial Officer
                                     - Principal Financial Officer

                         TANGIBLE ASSET GALLERIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report ..............................................F-2

Consolidated Financial Statements

     Consolidated Balance Sheets...........................................F-3

     Consolidated Statements of Operations.................................F-5

     Consolidated Statements of Stockholders' Equity.......................F-7

     Consolidated Statements of Cash Flows.................................F-9

     Notes to Consolidated Financial Statements...........................F-13

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Tangible Asset Galleries, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheets of Tangible Asset Galleries, Inc. and subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the twelve months ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tangible Asset Galleries, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the twelve months ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, is in default on a significant debt obligation, and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                        /s/ Haskell & White LLP

Irvine, California
December 12, 2002, except for Note 14 and 15
as to which the date is January 16, 2003

                                    TANGIBLE ASSET GALLERIES, INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                                         June 30, 2002   June 30, 2001
                                                                         -------------   -------------
                                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents (Note 1)                                   $    33,464     $   226,425
     Accounts receivable, net of allowance for uncollectible accounts
       of $25,000 (2002) and $48,239 (2001) (Note 1)                          564,532         996,480
     Other receivables                                                         26,844          71,235
     Inventories (Notes 1, 2, 6, 7 and 8)                                   3,283,844       8,761,422
     Prepaid expense and other                                                 55,157         233,415
     Notes receivable, net of allowance for uncollectible accounts
       of $75,000                                                             106,250              --
     Auction advances (Notes 1 and 5)                                       1,848,168              --
                                                                          ------------    ------------

         Total current assets                                               5,918,259      10,288,977

Property and equipment, net (Note 3)                                          361,524         519,198
Goodwill and other intangible assets (Note 4)                                 591,521       3,049,071
Notes receivable, net of current portion                                       93,750              --
Other assets                                                                  256,337          44,927
                                                                          ------------    ------------

         TOTAL ASSETS                                                     $ 7,221,391     $13,902,173
                                                                          ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Line of credit (Note 6)                                             $   376,393     $ 1,040,000
      Accounts payable and accrued expenses                                 2,272,778       3,601,412
      Notes payable to related parties (Note 8)                                    --       3,000,000
      Notes payable (Note 7)                                                2,077,067       1,623,652
      Repurchase agreement (Note 11)                                          556,361              --
      Obligations under capital leases                                          3,646          20,324
      Customer deposits                                                       241,880              --
                                                                          ------------    ------------

         Total current liabilities                                          5,528,125       9,285,388
                                                                          ------------    ------------

                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           TANGIBLE ASSET GALLERIES, INC.
                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                    June 30, 2002     June 30, 2001
                                                                                    -------------     -------------
LONG-TERM LIABILITIES
      Notes payable to related parties, net of current portion (Note 8)             $  1,000,000      $    789,194
      Notes payable, net of current portion (Note 7)                                       7,450            16,541
      Obligations under capital leases, net of current portion                                --             3,235
      Deferred income taxes (Note 9)                                                          --            10,000
                                                                                    -------------     -------------

         Total long-term liabilities                                                   1,007,450           818,970
                                                                                    -------------     -------------

               TOTAL LIABILITIES                                                       6,535,575        10,104,358
                                                                                    -------------     -------------


Series A $5.00 redeemable 8% convertible preferred stock $0.001 par value,
   1,400,000 shares designated, 125,000 shares issued and outstanding with a liquidation preference of $5.10 per share
   (Note 10)                                                                             570,788                --
                                                                                    -------------     -------------

Series C $100 redeemable 9% convertible preferred stock, $0.001 par value, $100 stated value 7,000 shares designated, 7,000 shares issued and
   outstanding, with a liquidation preference of $100 per share. (Note 10)               700,000                --
                                                                                    -------------     -------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (NOTES 5, 6, 7, 9, 10, 11 AND
                                                                                                                14)

STOCKHOLDERS' EQUITY (NOTE 10)

      Preferred Stock, 10,193,000 shares undesignated, none outstanding                       --                --
      Series B convertible preferred stock $1.00 par value, 3,400,000 shares designated 3,400,000 shares issued and outstanding with a
       liquidation preference of $1.00 per share                                       2,966,500                --
      Common stock, $.001 par value, 250,000,000 shares authorized,
       41,211,463 (2002) and 37,510,643 (2001) issued and outstanding                     41,211            37,511
      Additional paid in capital                                                       6,899,660         6,285,400
      Accumulated deficit                                                            (10,492,343)       (2,525,096)
                                                                                    -------------     -------------

            Total stockholders' equity (deficit)                                        (584,972)        3,797,815
                                                                                    -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  7,221,391      $ 13,902,173
                                                                                    =============     =============

                            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                     TANGIBLE ASSET GALLERIES, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Six Months      12 Months Ended
                                                    12 Months Ended        Ended           December 31,
                                                      June 30,2002      June 30,2001          2000
                                                      -------------     -------------     -------------
Net sales                                             $ 17,858,235      $ 12,545,812      $ 18,663,494
Commission income                                          938,917                --                --
                                                      -------------     -------------     -------------
TOTAL REVENUE                                           18,797,152        12,545,812        18,663,494

COST OF SALES                                           16,091,848        11,162,478        15,643,386
                                                      -------------     -------------     -------------

GROSS PROFIT                                             2,705,304         1,383,334         3,020,108

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             6,406,113         1,683,700         4,352,160
                                                      -------------     -------------     -------------

Loss from operations                                    (3,700,809)         (300,366)       (1,332,052)
                                                      -------------     -------------     -------------

OTHER INCOME (EXPENSE)
 Interest income                                            87,000                --             7,338
 Interest expense (Notes 6, 7, and 8)                   (1,255,090)         (512,073)         (807,666)
 Other expense, net                                         (5,749)               --            (5,000)
                                                      -------------     -------------     -------------

     Total other income (expense)                       (1,173,839)         (512,073)         (805,328)
                                                      -------------     -------------     -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX
   PROVISION                                            (4,874,648)         (812,439)       (2,137,380)

INCOME TAX PROVISION (BENEFIT) (NOTE 9)                      7,600              (650)              344
                                                      -------------     -------------     -------------

LOSS FROM CONTINUING OPERATIONS                         (4,867,048)         (813,089)       (2,137,036)
                                                      -------------     -------------     -------------

DISCONTINUED OPERATIONS (NOTE 11)

     Income (loss) from operations of
       discontinued Keystone and HI subsidiaries,
       inclusive of impairment charge (Note 4)          (2,754,561)          403,890           507,186
    Loss on disposal of assets of Keystone and HI
       subsidiaries                                       (282,980)               --                --
                                                      -------------     -------------     -------------

     (Loss) gain from discontinued operations           (3,037,541)          403,890           507,186
                                                      -------------     -------------     -------------

NET LOSS                                              $ (7,904,589)     $   (409,199)     $ (1,629,850)
                                                      =============     =============     =============

                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           TANGIBLE ASSET GALLERIES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                                                  Six Months       12 Months Ended
                                                             12 Months Ended         Ended           December 31,
                                                              June 30, 2002      June 30, 2001           2000
                                                            -----------------  -----------------   -----------------
Calculation of net loss per share:
Net loss                                                    $     (7,904,589)  $       (409,199)   $     (1,629,850)
Preferred stock accretion                                            (44,462)                --                  --
Preferred stock dividend                                             (62,308)  $             --                  --
                                                            -----------------  -----------------   -----------------

Net loss applicable to common shares                        $     (8,011,359)  $       (409,199)   $     (1,629,850)
                                                            =================  =================   =================
NET (LOSS) GAIN PER COMMON SHARE:
    from continuing operations                              $          (0.12)  $          (0.04)   $          (0.12)
    from discontinued operations                                       (0.08)              0.02                0.03
                                                            -----------------  -----------------   -----------------
    from net loss, basic                                    $          (0.20)  $          (0.02)   $          (0.09)
                                                            =================  =================   =================
    from net loss, fully diluted                            $          (0.20)  $          (0.02)   $          (0.09)
                                                            =================  =================   =================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              39,754,767         19,276,280          18,539,108
                                                            =================  =================   =================

                            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   TANGIBLE ASSET GALLERIES, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000,
                                                 THE SIX MONTHS ENDED JUNE 30, 2001,
                                              AND THE TWELVE MONTHS ENDED JUNE 30, 2002

                                      Series B                                                          Retained
                                   Preferred Stock              Common Stock           Additional       Earnings          Total
                              --------------------------  -------------------------     paid-in       (Accumulated     Stockholder's
                                 Shares        Amount        Shares       Amount        Capital         Deficit)          Equity
                              ------------  ------------  ------------  -----------   -------------   -------------    -------------
     Balance, December 31,
     1999                               -   $         -    18,372,215   $   18,372    $  2,423,230    $   (486,047)    $  1,955,555

      Fair value of option
       grants (Note 10)                 -             -             -            -          26,250               -           26,250
      Fair value of warrant
       grants (Note 10)                 -             -             -            -          59,375               -           59,375
      Issuance of stock for
       services (Note 10)               -             -       243,083          243          97,257               -           97,500
      Sale of stock in
       private placement
       (note 10)                        -             -       140,000          140          69,860               -           70,000
      Net loss for twelve
       month period                     -             -             -            -               -      (1,629,850)      (1,629,850)
                              ------------  ------------  ------------  -----------   -------------   -------------    -------------
      Balance December 31,
       2000                             -             -    18,755,298       18,755       2,675,972      (2,115,897)         578,830

      Issuance of common
       stock in connection
       with business
       acquisition and merger
       (Note 10)                        -             -    18,755,345       18,756       3,394,717               -        3,413,473
      Fair value of warrants
       issued in connection
       with business
       acquisition and merger
       (Note 10)                        -             -             -            -          84,455               -           84,455
      Fair value of prior
       option grants earned
       (Note 10)                        -             -             -            -           1,880               -            1,880
      Fair value of warrant
       grants (Note 10)                 -             -             -            -         111,000               -          111,000
      Other reclassification            -             -             -            -          17,376               -           17,376
      Net loss for the six
       month period                     -             -             -            -               -        (409,199)        (409,199)
                              ------------  ------------  ------------  -----------   -------------   -------------    -------------

      Balance June 30, 2001             -             -    37,510,643       37,511       6,285,400      (2,525,096)       3,797,815

                                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                   TANGIBLE ASSET GALLERIES, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000,
                                                 THE SIX MONTHS ENDED JUNE 30, 2001,
                                              AND THE TWELVE MONTHS ENDED JUNE 30, 2002
                                                            (CONTINUED)

      Issuance of common
       stock for acquisition
       of subsidiary                    -             -        25,000           25           4,225               -            4,250
      Issuance of common
       stock in connection
       with loans                       -             -     1,332,500        1,332          77,293               -           78,625
      Issuance of common
       stock for dividends on
       preferred stock                  -             -        55,000           55          10,945         (11,000)              -
      Fair value of warrants
       granted pursuant to
       loan guaranties                  -             -             -            -         288,120                          288,120
      Issuance of options to
       contractor for services          -             -             -            -             347               -              347
      Cancellation of options
       issued to contractor             -             -             -            -         (12,750)              -          (12,750)
      Issuance of Series B
       Preferred stock with
       warrants, net offering
       cost (Note 10)           3,400,000     2,966,500             -            -         178,414               -        3,144,914
      Issuance of common
       stock for services               -             -     2,288,320        2,288         112,128               -          114,416
      Accretion of redemption
       value of Series A
       Preferred Stock (Note
       10)                              -             -             -            -         (44,462)              -          (44,462)
      Dividends on preferred
       stock                            -             -             -            -               -         (51,308)         (51,308)
      Other                             -             -             -            -               -            (350)            (350)
           Net loss                     -             -             -            -               -      (7,904,589)      (7,904,589)
                              ------------  ------------  ------------  -----------   -------------   -------------    -------------

     Balance, June 30, 2002     3,400,000   $ 2,966,500    41,211,463   $   41,211    $  6,899,660    $(10,492,343)    $   (584,972)
                              ============  ============  ============  ===========   =============   =============    =============

                                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          TANGIBLE ASSET GALLERIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Twelve Months
                                                                Twelve Months      Six Months           Ending
                                                                    Ending            Ended          December 31,
                                                                June 30, 2002     June 30, 2001          2000
                                                               ---------------   ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                     $   (7,904,589)   $     (409,199)   $   (1,629,850)
  Adjustments to reconcile net loss to net cash
  Provided by (used in) operating activities:
  Depreciation and amortization                                       310,093            72,747           130,035
  Bad debts                                                            75,000                 -            48,239
  Impairment of goodwill                                            2,441,141                 -                 -
  Fair value of options and  warrants granted                         483,323            19,473            85,625
  Issuance of common stock for services                                23,750                 -            97,500
  Benefit for deferred taxes                                          (10,000)                -                 -
  Loss from discontinued operations                                    81,107             8,782                 -
  Changes in assets or liabilities
      Accounts receivable                                            (735,532)         (127,415)          198,837
      Other receivables                                                44,391                 -                 -
      Inventories                                                   4,555,914          (870,860)       (1,471,426)
      Prepaid expenses and other                                      139,592           (83,519)          (91,734)
      Other assets                                                   (225,060)           (9,125)          (43,759)
      Auction advances, net                                        (1,848,168)                -                 -
      Accounts payable and accrued expenses                          (498,250)        1,557,526           441,147
      Customer deposits                                               241,880                 -                 -
                                                               ---------------   ---------------   ---------------

  Net cash (used in) provided by operating activities              (2,825,408)          158,410        (2,235,386)
                                                               ---------------   ---------------   ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                (254,589)           (6,413)         (174,922)
  Cash acquired in purchase business combination                            -           707,270                 -
  Proceeds from sale of HI collection of note receivable                    -                 -                 -
  Proceeds from disposition of Keystone assets                        135,086                 -                 -
  Collection on HI sale note receivable                               125,000                 -                 -
                                                               ---------------   ---------------   ---------------

  Net cash provided by (used in) investing activities                   5,497           700,857          (174,922)
                                                               ---------------   ---------------   ---------------

                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          TANGIBLE ASSET GALLERIES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                    Twelve Months
                                                                Twelve Months      Six Months           Ending
                                                                    Ending            Ended          December 31,
                                                                June 30, 2002     June 30, 2001          2000
                                                               ---------------   ---------------   ---------------
    CASH FLOWS FROM FINANCING ACTIVITIES

    Repayments under line of credit, net                             (663,607)         (750,000)          (50,000)
    Borrowings under notes payable                                  4,880,573         1,195,678           684,265
    Repayments under notes payable                                 (5,137,249)       (1,408,984)                -
    Borrowings under related party debt                               100,000           555,958         1,760,771
    Repayments for related party debt                                (360,120)         (226,204)         (121,843)
    Repayments on obligations under capital lease                      (7,749)           (4,912)           (9,145)
    Proceeds from repurchase agreement                              1,176,000                 -                 -
    Repayments under purchase agreement                              (619,639)                -                 -
    Issuance of Series A Preferred Stock, net of offering
     expenses                                                         526,326                 -                 -
    Issuance of Series B, net offering expenses                     2,744,915                 -                 -
    Issuance of common stock                                                -                 -            70,000
    Payment of dividends on preferred stock                           (12,500)                -                 -
                                                               ---------------   ---------------   ---------------
    Net cash provided by (used in) financing activities             2,626,950          (638,464)        2,334,048
                                                               ---------------   ---------------   ---------------

    Net (decrease) increase in cash and equivalents                  (192,961)          220,803           (76,260)
                                                                                          5,622
    Cash and cash equivalents beginning of period                     226,425                              81,882
                                                               ---------------   ---------------   ---------------
    Cash and cash equivalents, end of period                   $       33,464    $      226,425    $        5,622
                                                               ===============   ===============   ===============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
    Interest                                                   $    1,088,799    $      442,575    $      880,961
                                                               ===============   ===============   ===============
    Income taxes                                               $        2,400    $        3,850    $            -
                                                               ===============   ===============   ===============

                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          TANGIBLE ASSET GALLERIES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

During the twelve months ended June 30, 2002, the Company completed several non-cash transactions as follows:

      Transfer of Keystone assets:
           Accounts receivable:                                                                 $    1,140,000
           Inventory                                                                            $      921,664
           Assumptions of related party debt                                                    $   (1,429,074)
           Accounts payable                                                                     $     (497,504)
           Note receivable                                                                      $     (135,086)
      Acquisition of Superior:
           Issuance of note payable                                                             $      701,000
           Acquisition of fixed assets, net of cash                                             $     (109,479)
           Acquisition of intangible assets                                                     $     (591,521)
      Issuance of stock for purchase of Vintageroadshow.com                                     $        4,250
      Disposal of HI:
           Conversion of net assets into note receivable                                        $     (400,000)
           Accounts receivable                                                                  $       27,480
           Fixed assets                                                                         $      211,649
           Goodwill                                                                             $      607,930
           Accounts payable                                                                     $     (371,688)
           Capital lease obligation                                                             $      (12,164)
           Other assets                                                                         $       17,900
      Dividend on Series A preferred stock satisfied with common stock                          $       11,000
      Accretion of redemption value of Series A Preferred Stock                                 $       44,462

Concurrent with the issuance of the Company's Series B and C Preferred Stock, the Company converted two notes payable to the chief executive officer into equity and a new note obligation. The note obligations had an outstanding balance of $2.1 million which was converted into 7,000 shares of Series C
Preferred Stock at $100 per share, or $700,000, 400,000 shares of Series B
Preferred Stock at $1.00 per share or $400,000; and a new $1 million note payable executed in favor of the chief executive officer.

                         TANGIBLE ASSET GALLERIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY (CONTINUED)

 During the six months ended June 30, 2001, the Company acquired all of the outstanding common stock of Hotel Interactive, Inc. through the issuance of shares of the Company's common stock and warrants to purchase common stock (Note 12). In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

      Fair value of assets acquired                       $    3,498,928
                                                          ===============
      Liabilities assumed                                 $      344,230
                                                          ===============

There were no non-cash investing and financing activities during the twelve months ended December 31, 2000.

                         TANGIBLE ASSET GALLERIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS

         Tangible Asset Galleries, Inc. ("TAG") and its wholly owned subsidiaries discussed below, (collectively the "Company") are wholesalers, retailers, and auctioneers of rare coins, fine art and collectibles. The Company is based in Newport Beach, California and also conducts operations in Beverly Hills, California.

         Subsequent to the fiscal year end of December 31, 2000, the Company changed its fiscal year to end on June 30.

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of TAG and its wholly owned subsidiaries. As of June 30, 2002 and 2001, and for the periods ending June 30, 2002 and 2001 and December 31, 2000, the inclusion of accounts of subsidiary entities has been affected by several acquisitions and dispositions.

         At June 30, 2002, the consolidated balance sheet includes the accounts of TAG, Superior Galleries, Inc. ("Superior") and Vintageroadshow.com, Inc. The consolidated financial statements for the periods presented herein include the following subsidiaries whose acquisition/inception and/or disposition dates are as follows:

                                                                        Date of
                        Subsidiary Name                          Acquisition/Inception        Date of Disposition
                        ---------------                          ---------------------        -------------------
        Gehringer and Kellar dba Keystone Stamp and
          Coin Exchange ("Keystone")                                December 31, 1999           November 28, 2001
        Tangible Collectibles, Inc. ("TCI")                        September 15, 2000                 N/A
        Hotel Interactive, Inc. ("HI")                               June 25, 2001              February 7, 2002
        Vintageroadshow.com                                           July 3, 2001                    N/A
        Superior                                                      July 6, 2001                    N/A

         All significant intercompany balances and transactions have been eliminated in consolidation as of the dates and for the periods presented in the consolidated financial statements.

         See also Note 15 for discussions of going concern matters.

         RECLASSIFICATIONS

         Certain amounts have been reclassified in the consolidated statements of operations and cash flows for the six months ended June 30, 2001 and twelve months ended December 31, 2000 to reflect amounts related to operations that were discontinued during the twelve months ended June 30, 2002 an a comparative basis. Refer to Note 12 for discussion of the discontinued operations.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected un-discounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At June 30, 2002 and 2001, management of the Company has not identified any impaired assets.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill is related to the acquisitions of Keystone, HI, and Superior (Note 12). Goodwill is amortized using the straight-line method over five years through June 30, 2001. See "Effect of New Accounting Pronouncements" below. The Company assesses the recoverability of goodwill by determining whether the amortization over the remaining life can be recovered through projected undiscounted future cash flows. During the twelve months ended June 30, 2002, the Company disposed of its investments in Keystone and HI. The remaining goodwill related to these acquisitions was included in the calculation of the loss on disposal (Note 12). The Company's Superior subsidiary maintains a balance for goodwill (Note 4).

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Areas where significant estimation is involved include, but are not limited to, the evaluation of the collectibility of accounts receivable and the realizability and valuation of inventories.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION

         The Company generates revenue from wholesale and retail sales of rare coins, precious metals bullion, fine art, antiques and collectibles. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of consideration (i.e., monetary and/or non-monetary) and the timing and amount of such consideration.

         The Company sells merchandise (generally coins) to other wholesalers/dealers within its industry on credit, generally for terms of 30 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of June 30, 2002 and 2001, management has established an accounts receivable reserve of $25,000 and $48,239, respectively.

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

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED)

         The Company also generates revenues from consignment sales. Consignment sales are in cash and, under limited circumstances, on account. As of June 30, 2002 and 2001, there were no consignment sales included in accounts receivable. There are two primary methods in which the Company recognizes revenues from consignment sales: (1) percentage-of-sales and
         (2) fixed cost.

         Under the percentage-of-sales method, the Company receives the merchandise from the consignor and mutually agrees to sell or auction the underlying merchandise to a third party for a predetermined floor price, period of time and percentage of the ultimate sales price, which generally ranges from 5% to 15%. Upon sale of the merchandise to a third party and cash tendered, the Company recognizes net revenues for its allocable percentage of the ultimate sales price and remits the remaining cash proceeds to the consignor. Under the fixed cost method, the Company receives the merchandise from the consignor and mutually agrees to sell or auction the underlining merchandise to a third party for a predetermined period of time, without regard to the ultimate sales price. The Company and the consignor mutually agree to a price that the Company will pay the consignor upon the ultimate sale of the underlining merchandise; otherwise, a fixed cost. Upon sale of the merchandise to a third party and cash tendered, the Company recognizes net revenues comprised of the ultimate sales price less the agreed upon fixed cost and the proceeds attributed to the fixed cost are remitted to the consignor.

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

         The Company's auction businesses generate revenue in the form of commissions charged to buyers and sellers of auction lots. Auction commissions include buyers' commissions, sellers' commissions, and buyback commissions, each of which are calculated based on a percentage of the hammer price.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED)

         Buyers' commission is recognized upon receipt of good funds from winning bidders. Funds charged to winning bidders include the hammer price plus the commission. Only the commission portion of the funds received by winning bidders is recorded as revenue.

         Sellers' commission is recognized when settlement is made with the consignor, typically 45 days from auction date. The settlement amount represents the hammer price less the agreed upon commission percentage. Upon settlement, the total funds due the consignor are paid and commission revenue is recorded.

         Buyback commissions represent an agreed upon rate charged by the Company for goods entered in the auction and not sold. Goods remain unsold when an auction lot does not meet the consignor reserve, which is the minimum sales price as determined prior to auction, and when items sold at auction are returned subsequent to the winning bidder taking possession. Buyback commission is recognized along with sellers' commission upon settlement with consignors.

         ADVERTISING

         Advertising costs are expensed as incurred. During the twelve months ended June 30, 2002, the six months ended June 30, 2001, and for the twelve months ended December 31, 2000, advertising expenses were $287,251, $150,033 and $418,962, respectively.

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

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income, as if the fair value method of accounting defined in SFAS 123 had been applied (Note 10). The Company has elected to account for stock-based compensation to employees under APB 25.

         EARNINGS (LOSS) PER SHARE

         Basic "Earnings Per Share ("EPS")," is computed as net income (loss) applicable to common shares divided by the weighted average number of common shares outstanding for the period. Net loss applicable to common shares is calculated as net loss less dividends and accretion on preferred stock. Dividends and accretion on preferred stock totaled $62,308 and $44,462, respectively, for the twelve month period ended June 30, 2002. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total potential common shares that have not been included in the calculation of diluted net loss per common share totaled 86,357,915, 16,840,390 and 11,390,303 at June 30,
         2002 and 2001 and at December 31, 2000, respectively, as the effects of such are anti-dilutive for each period.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SEGMENT REPORTING

         The Company adopted SFAS No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as two segments, a dealer of collectibles and an auction house. HI was not in the collectibles business. HI's operations were discontinued during the year ended June 30, 2002. Such operations were immaterial for the reporting period ended June 30, 2001.

                                                                                                   Twelve Months
                                                     Twelve Months           Six Months                Ended
                                                         Ended                  Ended              December 31,
         COLLECTIBLES SEGMENT                        June 30, 2002          June 30,2001               2000
                                                  -------------------   -------------------    --------------------
           Total Assets                           $        5,944,632    $       10,618,239     $         9,418,162
                                                  ===================   ===================    ====================
           Total Liabilities                      $        4,370,805    $        9,757,911     $         8,839,332
                                                  ===================   ===================    ====================
              Sale of:
              Coins                               $       17,454,771    $       11,980,752     $        17,013,616
              Fine Art                            $          403,464    $          565,060     $         1,649,878
                                                  -------------------   -------------------    --------------------
                                                  $       17,858,235    $       12,545,812     $        18,663,494
                                                  ===================   ===================    ====================

              Segment net loss                    $       (4,377,570)   $         (409,199)    $        (1,629,850)
                                                  ===================   ===================    ====================

         AUCTION SEGMENT

           Total Assets                           $        1,276,759    $                -     $                 -
                                                  ===================   ===================    ====================
           Total Liabilities                      $        2,164,770    $                -     $                 -
                                                  ===================   ===================    ====================
           Auction commissions                    $          938,917    $                -     $                 -
                                                  ===================   ===================    ====================

              Segment net loss                    $         (889,012)   $                -     $                 -
                                                  ===================   ===================    ====================

         HOTEL INTERACTIVE

           Total Assets                           $                -    $        3,283,934     $                 -
                                                  ===================   ===================    ====================
           Total Liabilities                      $                -    $          346,447     $                 -
                                                  ===================   ===================    ====================
           Revenue                                $           98,099    $                -     $                 -
                                                  ===================   ===================    ====================

              Segment net loss                    $       (2,638,007)   $          (10,440)    $                 -
                                                  ===================   ===================    ====================

                                                       F-19

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         CUSTOMER AND VENDOR CONCENTRATIONS

         During the twelve months ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, the Company had no customer that accounted for 10% or more of the Company's net sales. As of June 30, 2002, the Company had two customers that represented 46% of accounts receivable as of such date; and as of June 30, 2001, the Company had one customer that represented 11% of accounts receivable as of such date.

         During the twelve months ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, the Company did not purchase 10% or more of its inventories from any single vendor. As of June 30, 2002 and 2001, the Company had no vendors that represented more than 10% of accounts payable as of such date.

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

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of its cash, accounts receivable, line of credit, accounts payable and accrued expenses; note payable and notes payable to related parties. Management has determined that, except for notes payable to related parties, the fair values of the Company's financial instruments approximate their carrying values at June 30, 2002 and 2001 and December 31, 2000. Management was unable to determine the fair value of the notes payable to related parties, as an active market for such instruments does not exist.

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


2.       INVENTORIES

         Inventories are comprised of the following:

                                                                  June 30, 2002   June 30, 2001
                                                                  -------------   -------------
           Rare coins                                             $   1,745,391   $   7,221,284
           Fine and decorative arts                                   1,538,453       1,540,138
                                                                  --------------  --------------
                                                                  $   3,283,844   $   8,761,422
                                                                  ==============  ==============

         Inventory totaling $625,345 and $2,203,112 was on consignment with third parties at June 30, 2002 and 2001, respectively. Inventory totaling $171,562 and $256,992, was held for display at the residence of the chief executive officer at June 30, 2002 and 2001, respectively. Inventory totaling $300,538 and $352,500 was held by third parties as collateral for certain notes payable (Note 7) as of June 30, 2002 and 2001, respectively.

         The Company, from time to time, enters into joint ventures or purchase financing agreements with third parties that include vendors and customers for the purchase and sale of specific rare coins or fine collectibles. These agreements may include profit sharing provisions ranging from 25% to 50% of the gross profit on specific transactions adjusted for agreed upon expenses and interest costs. At any given time, the Company may be involved in up to 10 of these agreements. As of June 30, 2002 and 2001, inventory totals reflected the Company's total appropriate ownership and does not include any minority interest claims in regard to such joint venture or partnership arrangements.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                              June 30, 2002        June 30, 2001
                                                                           ------------------   ------------------
           Furniture and equipment                                         $         256,023    $         176,129
           Computer equipment                                                        331,991              439,281
           Vehicles                                                                   24,676               24,676
           Leasehold improvements                                                    152,542               55,505
                                                                           ------------------   ------------------
                                                                                     765,232              695,591

          Accumulated depreciation and amortization                                 (403,708)            (176,393)
                                                                           ------------------   ------------------

                                                                           $         361,524    $         519,198
                                                                           ==================   ==================

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets consist of the following:

                                                                              June 30, 2002        June 30, 2001
                                                                           ------------------   ------------------

           Goodwill (Note 12)                                              $         591,521    $       2,596,771
           Internet names and graphics                                                     -              231,272
           Customer lists                                                                  -              340,407
                                                                           ------------------   ------------------
                                                                                     591,521            3,168,450

          Less accumulated amortization                                                    -             (119,379)
                                                                           ------------------   ------------------

                                                                           $         591,521    $       3,049,071
                                                                           ==================   ==================

         As the expected synergies of the HI acquisition did not occur and that the Company could not profitably incorporate the operations of HI, management determined that the goodwill recorded for the acquisition of HI was impaired and was written-down to its fair value. The fair value was based on the total consideration offered by the buyer of HI in February 2002 (Note 12). The total impairment recorded by the Company was $2,138,814 for the year ended June 30, 2002, and is included in discontinued operations in the consolidated statement of operations. Additionally, the Internet names and graphics related to HI were disposed of with the subsidiary (Note 12).

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.       GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

         Subsequent to the disposal of the assets and liabilities of the Company's Keystone subsidiary (Note 12), the Company recorded an impairment charge of $300,000 to write-off the value of goodwill recorded for this subsidiary. The impairment charge was based on the fact that the Keystone subsidiary no longer has operations. This impairment charge is included in discontinued operations on the consolidated statement of operations.

5.       AUCTION ADVANCES

         Superior has established a program of advancing consignment customers cash based on consigned inventory acquired for upcoming auctions. Superior can advance a customer up to 70% of a consigned coin(s) wholesale value. They will pay a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced, to be secured by the consigned inventory. As the consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. The total advanced funds under these notes receivable was $1,848,168 at June 30, 2002 and is classified as a current asset as the upcoming auctions are one to three months away and the proceeds will be collected with one year.

6.       LINE-OF-CREDIT

         On August 30, 1999, the Company obtained a $2,000,000 line-of-credit agreement with a bank. The line of credit agreement was then renegotiated on several occasions from April 2000 to January 2002 to establish revised repayment terms and interest rates. Ultimately, such revisions established a maturity date of September 30, 2002 with interest at 7.25%. The Company was unable to maintain this payment schedule and the line-of-credit was unpaid as of the maturity date. Additional principal payments of $91,525 have been made subsequent to year-end. The remaining principal obligation of $284,868 was paid to the bank on December 10, 2002 with the proceeds from a promissory note executed in favor of the chief executive officer (Note 14). The outstanding balance on the line-of-credit as of June 30, 2002 and 2001 was $376,393 and $1,040,000, respectively.

         The Company will need to seek a replacement lender to finance the short-term liquidity needs of the Company's operations. There can be no assurance that the Company will locate a lender to provide funding on terms acceptable to the Company. (Note 14)

         The Company's line-of-credit has certain restrictive financial covenants. Such covenants include minimum tangible net worth requirements, maximum asset to net worth ratios, minimum net income requirements and other restrictions with respect to specified activities. At June 30, 2002, the Company was not in compliance with all such covenants, and therefore was in default under the amended loan agreement. As discussed in Note 14, this obligation was subsequently paid in full.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                    June 30, 2002   June 30, 2001
                                                                                    -------------   -------------
         Advances on consignment agreements with auctioneers and dealers to sell property owned by the Company with such advances generally bearing interest at the annual rate of 12%. Accrued interest and principal is due at the conclusion of the auctions or sales contracts, as the case may be, usually 45 days after the auction date or after the contract date. The maximum amount outstanding during the year ended June 30,
         2002 was $1,634,368 and the average outstanding balance was $802,991.
         (Note 12)                                                                  $  1,081,025    $    405,034

         Demand convertible note payable to a director of the Company as of
         December 31, 2000, bearing interest at 13.5%, interest payable monthly, with a profit sharing interest in a subsidiary of the Company, secured by inventory of that subsidiary. The note is convertible into common shares of the Company at the ratios of (a) $500,000 for 666,666 common shares and (b) $500,000 for 500,000 common shares. Director resigned on
         June 25, 2001.                                                                  389,510       1,000,000

         Note payable for acquisition of assets of Superior subsidiary, secured by assets acquired, and guaranteed by the Company and principal stockholder and chief executive officer. The loan provided for periodic payments through January 2002, however, payments were suspended by the
         Company. The Company renegotiated payment terms by increasing the note balance by $49,110 to cover unpaid interest, establishing a new rate of
         4.5% over prime lending rate, to be paid in biweekly installments over one year. Subsequent to year-end, the Company and creditor renegotiated the payment terms. The company will make monthly principal and interest installments of $19,133 beginning December 1, 2002,
         which represents a 12% annual interest.                                         378,247              --

         Promissory note agreement dated July 3, 2001 to an investment group, secured by any future offering of equity securities, bearing interest at an annual rate of 10%. Due July 3, 2002. As of November 2002,
         $37,500 remains unpaid.                                                          68,750              --


                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.       NOTES PAYABLE (CONTINUED)

                                                                                    June 30, 2002   June 30, 2001
                                                                                    -------------   -------------
         Short-term loan agreement due on demand, with interest payable monthly at the prime rate (9.5% as of June 30, 2001) plus 4.50% per annum;
         collateralized by specific rare coins in inventory, which were held by the lender (Note 2). The loan has been paid
         in full.                                                                             --         214,256

         Note payable to individual, secured by art inventory, bearing annual interest at 18%. Originally due May 6, 2002, verbally extended,
         subsequently paid in full after year-end.                                       150,317              --

         Long-term loan agreement dated October 17, 2000, secured by a delivery van, payable in 60 monthly installments of principal and interest at an
         annual interest rate of 5.9%.                                                    16,668          20,903
                                                                                    -------------   -------------
                                                                                       2,084,517       1,640,193

         Less current portion                                                         (2,077,067)     (1,623,652)
                                                                                    -------------   -------------
                                                                                    $      7,450    $     16,541
                                                                                    =============   =============

8.       NOTES PAYABLE TO RELATED PARTIES

         Notes payable to related parties consist of the following:
                                                                                    June 30, 2002   June 30, 2001
                                                                                    -------------   -------------
         Subordinated note payable to Company's chief executive officer and principal stockholder bearing interest at 9% per annum. Quarterly installment payments of $150,000 plus accrued interest. No principal payments have been made. As the chief executive officer does not expect to enforce the repayment obligation, the amount has been classified as long term. The terms of this note may be renegotiated upon future
         equity financing                                                           $  1,000,000    $         --

         Note payable to the previous owners of Gehringer and Kellar, Inc. d/b/a
         Keystone Coin & Stamp; principal is due in full on demand, with interest payable monthly at 8% per annum; secured by all assets of
         Gehringer and Kellar, Inc. Note was assumed with the sale of Keystone
         assets (Note 12)                                                                     --       1,600,000


                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                                                    June 30, 2002   June 30, 2001
                                                                                    -------------   -------------
         Subordinated convertible note payable to Company's chief executive officer and principal stockholder, bearing interest at 10.5% per annum.
         The note is convertible into common shares of the Company at $0.22 per share, as specified in the agreement. The note was tendered in exchange for the new $1,000,000 note payable below and the shares of Series C
         preferred stock in June 2002 (Note 10).                                              --       1,400,000

         Subordinated note payable to Company's chief executive officer and principal stockholder, bearing interest quarterly for 10.5% per annum.
         The note was tendered in exchange for the new $1,000,000 note payable below and the shares of Series C preferred stock in June 2002 (Note
         10).                                                                                 --         789,194
                                                                                    -------------   -------------

                                                                                       1,000,000       3,789,194
         Less current portion
                                                                                              --      (3,000,000)
                                                                                    -------------   -------------
                                                                                    $  1,000,000    $    789,194
                                                                                    =============   =============

         Interest expense incurred to related parties during the twelve months ended June 30, 2002, the six months ended June 30, 2001 and for the twelve months ended December 31, 2000, totaled $113,958, $264,521 and $344,119, respectively

9.       INCOME TAXES

         The provision (benefit) for income taxes consists of the following components:

                                                                   Twelve Months
                              Twelve Months       Six Months          Ended
                                  Ended              Ended         December 31,
                              June 30, 2002      June 30, 2001         2000
                              -------------      -------------     -------------
         Current:
           Federal            $        --        $        --        $        --
           State                    2,400                650               (344)
                              -------------      -------------     -------------
                                    2,400                650               (344)
                              -------------      -------------     -------------
         Deferred:
           Federal                (10,000)                --                 --
           State                       --                 --                 --
                              -------------      -------------     -------------
                                  (10,000)                --                 --
                              -------------      -------------     -------------
                              $    (7,600)       $       650        $      (344)
                              =============      =============     =============

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.       INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:
                                                   June 30, 2002   June 30, 2001
                                                    ------------    ------------
         Deferred tax assets:
            Unearned income                         $     6,941     $     6,941
            Net operating loss carryforwards          2,631,426         877,211
            Amortization                                     --          35,851
            Intangible asset                              7,800           7,800
           Accrued vacation pay                          16,049           7,681
           Allowance for doubtful accounts                9,959          19,216
           Options and warrants not exercised            41,865          41,116
           Depreciation                                  35,072              --
           Sale of investment                            84,878              --
           Other                                          3,630           4,420
                                                    ------------    ------------
         Gross deferred tax assets                    2,837,620       1,000,236
         Valuation allowance                         (2,837,620)     (1,002,635)
                                                    ------------    ------------
              Deferred tax assets, net of reserve            --          (2,399)
         Deferred tax liabilities:
            Depreciation                                     --          (7,601)
                                                    ------------    ------------
         Net deferred tax liabilities               $        --     $   (10,000)
                                                    ============    ============

         At June 30, 2002 and 2001, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company cannot determine that it is "more likely than not" to be realized.

         The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for the fiscal periods as a result of:

                                                                                                     Twelve Months
                                                                 Twelve Months       Six Months          Ended
                                                                     Ended              Ended         December 31,
                                                                 June 30, 2002      June 30, 2001         2000
                                                                  ------------      ------------      ------------
         Computed "expected" tax benefit                          $(2,690,960)      $  (139,128)      $  (537,978)
         Decrease (increase) in income tax benefit resulting
            from:
           Nondeductible expenses                                       8,471             5,380             7,045
           Goodwill amortization                                      826,940                --                --
           State income tax expense                                    94,406             4,114                --
           Effect of state tax rates                                 (277,665)          (12,099)           (7,024)
           Increase in valuation allowance                          2,040,775           138,266           610,588
           Other                                                       (9,567)            4,117           (72,975)
                                                                  ------------      ------------      ------------
                                                                  $    (7,600)      $       650       $      (344)
                                                                  ============      ============      ============

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.       INCOME TAXES (CONTINUED)

         At June 30, 2002, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $7,200,000, which expires at various dates though 2022, and a state net operating loss carryforward of approximately $3,500,000, which expires at various dates through 2007.

         A portion of the NOLs described above are subject to provisions of the Internal Revenue Code ss.382 which limits the use of NOL carryforwards when changes of ownership of more than 50% occur during a three-year testing period. During the period ended June 30, 2001, the Company's ownership changed by 50%, as a result of the HI acquisition. The issues of common and preferred stock during the year-ended June 30, 2002 will limit the use of these NOLs. Additionally, the disposal of HI can also have a limiting effect. Further changes in common or preferred stock ownership in future years potentially limit the use of NOLs. The effect of such limitations has yet to be determined. NOLs could be further limited upon the exercise of outstanding stock options and warrants.

10.      EQUITY

         AUTHORIZED CAPITAL CHANGES

         On July 7, 2000, the Board of Directors of the Company authorized 15,000,000 shares of $.001 par value preferred stock. As of June 30, 2001, the preferred shares are undesignated.

         On July 25, 2001, shareholders representing 57% of the outstanding shares voted by majority written consent to amend the Company's articles of incorporation to increase the authorized common stock from 50,000,000 shares to 100,000,000 shares

         On March 27, 2002, the board of directors by unanimous consent amended the articles of incorporation to increase the authorized common stock from 100,000,000 to 250,000,000, subject to shareholder approval. On March 27, 2002, a majority of common stock shareholders approved the authorization.

         COMMON STOCK TRANSACTIONS

         On August 9, 2000, the Company sold 140,000 shares of common stock in a private placement to a director of the Company in the aggregate of $70,000, or $0.50 per share

         On June 25, 2001, pursuant to the acquisition and merger with HI, the Company issued 18,755,345 shares of common stock (Note 12), which were valued at the estimated market value of approximately $0.182 per share at the time of issuance

         On July 3, 2001 the Company issued 25,000 shares of common stock for the acquisition of Vintage Roadshow, Inc. The shares were valued at $4,250 on the date of acquisition. The Company acquired Internet domain names.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         COMMON STOCK TRANSACTIONS (CONTINUED)

         On July 3, 2001, in connection with a promissory note, the Company issued 100,000 shares of common stock, which were valued at $17,000. The cost of the stock was recorded as interest expense. On November 27, 2001, in connection with the long term payment plan for an account payable relating to the purchase of inventory, the Company agreed to issue 90,000 shares of common stock to the seller of the inventory. The cost of the common shares was recorded as interest expense in the amount of $4,500 based on the market value of the stock. On November 27, 2001, in connection with a refinancing of a demand note, the Company agreed to issue 480,000 shares of common stock to the lender, NRLP. The cost on the common shares was recorded as interest in the amount of $24,000 based on the market value of the stock. On November 27, 2001, in connection with the terms for assuming liabilities of Keystone for $1,300,000 with Steve Gehringer and Kenneth Kellar, former owners of Keystone and then current executive officers of Keystone, the Company agreed to issue 325,000 shares of common stock, 162,500 to each of Mr. Gehringer and Mr. Kellar. The cost of the common shares was expensed in the amount of $16,250 based on the market value for the stock. On November 27, 2001, in connection with an extension of terms under a financing agreement for $675,000 with Steve Gehringer and Kenneth Kellar, former owners of Keystone and currently executive officers of Keystone, the Company agreed to issue 337,500 shares of common stock, 168,750 to each of Mr. Gehringer and Mr. Kellar. The cost of the common shares was expensed as interest in the amount of $16,875 based on the market value of the stock. An aggregate 1,332,500 common shares were issued for these transactions with a total value of $78,625.

         On September 30, 2001 in lieu of a cash dividend, the Company issued 55,000 shares of common stock to the Series A Preferred stockholders. The Company valued the shares at $11,000.

         On November 27, 2001, in connection with a contract for legal services, the Company agreed to issue 400,000 shares of common stock to the law firm. The cost of the common shares was recorded as selling, general and administrative expense in the amount of $20,000. On November 27, 2001, in connection with a contract for financial consulting services, the Company agreed to issue 75,000 shares of common stock to a consultant. The cost of the common shares was recorded as selling, general and administrative expense in the amount of $3,750 based on the market value of the stock. On November 27, 2001, in connection with a contract dated June 25, 2001 for financial consulting services with Robert Escobio, a director of the Company at that time, the Company agreed to issue 1,333,320 shares of common stock in full satisfaction of all of the future obligations of the Company pursuant to that agreement. The cost of the common shares was recorded as selling, general and administrative expense in the amount of $66,666 based on the market value of the stock. On November 20, 2001, in connection with the repurchase agreement (Note 11) the Company issued 480,000 shares of common stock to satisfy its obligation of a 2% fee under the agreement. The shares were valued at $24,000 by the parties. An aggregate 2,288,720 common shares were issued for services, with a total value of $114,416.

         The Company issued no common stock for services during the six months ended June 30, 2001, however, on various dates throughout the twelve months ended December 31, 2000, the Company issued an aggregate of 243,083 shares of common stock to independent contractors as compensation for consulting services in the aggregate amount of $97,500, and at an average of $0.40 per share.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



10.      EQUITY (CONTINUED)

         SALE OF SERIES A CONVERTIBLE PREFERRED STOCK
         --------------------------------------------

         On July 3, 2001, the Board of Directors of the Company authorized 15,000,000 shares of $.001 par value preferred stock and simultaneously, the Company commenced a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carries an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, is convertible into 11 shares of the Company's common stock and provides for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies. In addition, the Series A Preferred Stockholders have lien rights on the Company's inventory. The Company is prevented for allowing any liens on inventory, unless subordinated to the interests of the Series A Preferred Stockholders. The interest is 150% of the aggregate value of the outstanding Series A Preferred Stock, or $937,900 at June 30, 2002. The offering closed on October 31, 2001 with sales of 125,000 shares of preferred stock with aggregate proceeds from the offering of $625,000. The Series A Preferred Stock is redeemable after March 31, 2004 for cash, at the option of the holder, in the amount of $5.50 per share, with such aggregate amount for each holder payable in ten (10) equal quarterly installments, the first such payment due the quarter immediately following the redemption date. Since the option to redeem into cash is at the option of the holder, the Company has classified this security on the balance sheet outside of stockholders' equity. The Series A Preferred Stock will automatically convert into shares of the Company's common stock upon sale of all the Company's assets, any merger or consolidation where the Company is not to survive, or any sale or exchange of all outstanding shares on the company's common stock. The Company has the option to redeem the Series A Preferred Stock for cash in the amount of $5.10 per share, or for shares of the Company's common stock in accordance with the conversion rate, in the event the closing quoted market price of the Company's common stock is greater than or equal to $0.90 for any consecutive five day period.

         Since the future redemption amount of the Series A Preferred Stock exceeds the net proceeds of the offering, the carrying value of the issuance is being increased through accretion up to the future redemption value at the redemption date, March 21, 2004.

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

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         SALE OF SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE
         ---------------------------------------------------------------------
         PREFERRED STOCK
         ---------------

         On April 10, 2002, the Company closed on a Stock Purchase Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford") for the sale of 3,000,000 shares of a newly created Series B $1.00 convertible preferred stock ("Series B Convertible Preferred") with three warrants, each to purchase 10,000,000 shares of common stock of the Company (the "Warrants"). Each share of the Series B Convertible Preferred is convertible into shares of common stock of the Company at the option of the holder at the conversion price of $0.10 per common share, subject to certain anti-dilution adjustments, and each share of the Series B Convertible Preferred is entitled to ten (10) votes on all matters requiring a vote of the stockholders. The Warrants are immediately exercisable for five years at the option of the holder with exercise prices of $0.10, $0.15 and $0.25 per share, respectively. Management estimated the fair value of these warrants plus the warrants issued to the other Series B Convertible Preferred Stockholder, noted below, to be $433,500, which was recorded separately as additional paid-in-capital. The total value of all the Series B Convertible Preferred was $2,966,500, with $178,414 being applied to additional paid-in-capital, which is comprised of the warrant value of $433,500, less the offering costs of the equity financing of $255,086,

         SALE OF SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE
         ---------------------------------------------------------------------
         PREFERRED STOCK
         ---------------

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

         The Series C Convertible Preferred is to be redeemed at the stated value on December 31, 2004 for cash or a five year warrant to purchase common stock at 25% of the conversion price then in effect. The Agreement further provided for the sale of a secured and subordinated note to Mr. DiGenova in the principal amount of $1,000,000 bearing interest at the annual rate of 9% with interest and a principal reduction payable quarterly of $150,000 until the principal is paid in full. In payment for the aggregate amount of $2,100,000 in new securities issued, Mr. DiGenova tendered two notes issued by the Company to Mr. DiGenova in the amounts of $1,400,000 and $700,000, an aggregate of $2,100,000 (see Note 7 for details of the two respective notes). The liquidation preference includes a provision for the holder of Series C Convertible Preferred to share with the common shareholders any net assets of the Company remaining after all preferences have been satisfied.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         On December 31, 2001, pursuant to the Series A Convertible Preferred Stock, the Company issued a dividend of 55,000 shares of common stock to the holders of the Series A Preferred Stock in lieu of a cash payment. The Company paid $12,500 in February 2002, and has declared and accrued $25,000 in additional dividends as of June 30, 2002.

         The shareholders of preferred stock issued by the Company have a liquidation preference over the common shareholders. The Series A Preferred shareholders have primary preferential liquidation rights at $5.10 per share, followed by the Series B Preferred shareholders at $1.00 per share, and then the Series C Convertible Preferred Shareholders at $100 per share.

         STOCK OPTIONS

         On various dates during the twelve months ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, the Company granted to certain employees and independent contractors 500,000, 2,235,000, and 1,150,000, stock options, respectively, to purchase common stock at an average exercise price of $0.05, $0.25 and $0.71 per share, respectively. Certain stock options vest immediately and others vest over time. All are exercisable over three- to five-year periods. The stock options were granted at strike prices, which were set at management's estimate of market value as of the date of grant.

         Total options granted during the twelve months ended June 30, 2002, the six months ended June 30, 2001, and in the twelve months ended December 31, 2000, to non-employees, net of cancellations, total none, 210,000 and 262,500, respectively. The fair value of such options, calculated by management using an option pricing model, approximated $0, $12,600, and $15,000 for the twelve months ended June 30, 2002, the six months ended June 30, 2001 and the twelve months ended December 31, 2000, respectively.

         All options granted during the twelve months ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, expire at the earlier of five years after the vesting date of each option or three- or six-months after the termination of employment or independent contractor agreement for vested option grants only. Of the 500,000 options granted in the year ended June 30, 2002, 300,000 were granted to directors of the Company. Due to their resignations in February 2002, their 200,000 options expired in May 2002.

         The following table summarizes information about stock option transactions for the periods shown:


                                         Twelve Months Ended       Six Months Ended        Twelve Months Ended
                                              June 30, 2002           June 30, 2001          December 31, 2000
                                        ---------------------   ------------------------   ---------------------
                                                    Weighted                   Weighted                  Weighted
                                                     Average                   Average                   Average
                                         Option     Exercise       Option      Exercise       Option     Exercise
                                         Shares       Price        Shares       Price         Shares      Price
                                       -----------  -----------  ----------   -----------  -----------  -----------
         Outstanding at beginning of
         period                         4,952,500   $     0.76    2,760,000   $     1.21    2,412,503   $     1.94
         Options granted                  500,000         0.07    2,235,000         0.28    1,150,000         0.71
         Options canceled                (512,500)        0.45      (42,500)        1.54     (802,503)        1.52
         Options exercised                     --           --           --           --           --           --
                                       -----------  -----------  ----------   -----------  -----------  -----------
         Outstanding at end of period   4,940,000   $     0.71    4,952,500   $     0.76    2,760,000   $     1.21
                                       ===========  ===========  ==========   ===========  ===========  ===========
         Exercisable at end of period   3,300,555   $     0.72    2,043,389   $     0.65      683,042   $     1.47
                                       ===========  ===========  ==========   ===========  ===========  ===========


                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.      EQUITY (CONTINUED)

         WARRANTS

         See "Warrants" issued with sale Series B Convertible Preferred Stock.

         On January 1, 2002, the Company issued a warrant to purchase 6,000 shares of common stock to a placement agent with an exercise price of $0.90 per share. This warrant expires on January 1, 2005. Management determined this warrant had a de minimus value and no expense was recorded by the Company.

         In accordance with the terms of the Series A Preferred Stock offering, the Company was obligated to file an appropriate registration statement with the Securities and Exchange Commission covering all of the common shares issuable upon conversion of the Series A Preferred Stock within 60 days of the offering or by March 31, 2002. Because management was engaged in negotiations for a private placement of the Series B Preferred Stock that would also require the Company to file a registration statement, the Company did not timely file the registration statement pursuant to the offering of the Series A Preferred Stock, but rather, planned on combining these two registration statements. As a result, the Company became obligated to issue warrants to purchase an aggregate of 125,000 shares of common stock to the holders of the Series A Preferred Stock with an exercise price equal to the average of the closing price of the common stock for the five days preceding the date the registration statement should have been filed with an exercise period of three years. The Company issued these warrants on January 1, 2002. Management estimated these warrants to have a de minimus value and therefore no expense has been recorded by the Company.

         On July 3, 2001, in connection with the issuance of a note, the Company issued KSH Strategic Investment Fund I, LP a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.23 per share with an expiration date of July 3, 2006 valued at $30,000. The fair value of the warrants and the common stock will be accounted for as interest over the life of the note. On November 27, 2001, pursuant to the Company's chairman and chief executive officer personally guaranteeing amounts owed to several trade vendors, the Company granted a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $0.05 per share, with an expiration date of November 27, 2006. The fair value of the warrants issued, $24,000 was accounted for as interest expense. On November 27, 2001, in order to induce a creditor, NRLP, to extend the maturity date of a demand note payable, (Note 7), the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.05 per share, with an expiration date of November 27, 2006. The maturity date was extended until November 27, 2002. The fair value of the warrant was estimated by management to be $60,000 and is being charged to interest expense proratably over the extension period. On July 6, 2001, pursuant to the Company's chairman and chief executive officer personally guaranteeing the Superior acquisition note payable (Note 7), the Company granted a warrant to purchase 1,402,000 shares of the Company's common stock at an exercise price of $0.21 per share, with an expiration date of July 6, 2006. The fair value of the warrants issued, $84,120, was accounted for as interest expense. On July 6, 2001, pursuant to the Company's chairman and chief executive officer's personally guaranteeing the line of credit for auction advances (Note
         7), the Company granted a warrant to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.35, with an expiration date of July 6, 2006. The fair value of the warrants issued, $90,000, was recognized as interest expense. An aggregate of 4,802,000 warrants to purchase common stock were issued with a total value of $288,120 for loan guarantees. On June 26, 2001, in connection with the to the acquisition of HI the Company issued NRLP, a related party

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         lender, a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $0.32 per share with an expiration date of June 26, 2006. The fair value of the warrant was $15,000 and was accounted for as additional interest on the note to NRLP. On June 25, 2001, pursuant to a financial consulting agreement, the Company granted Robert Escobio, also a director of the Company, a warrant to purchase 100,000 shares of common stock of the Company at an exercise price of $0.34 per share with an exercise period expiring June 25, 2004. The fair value of the warrant was $6,000 and was accounted for as consulting fees over the life of the agreement. On June 15, 2001, the Company issued a warrant to purchase 1,500,000 shares of common stock of the Company at an exercise price of $0.39 per share with an exercise period expiring December 31, 2004, to Silvano DiGenova, the chief executive officer of the Company and a related party lender, in consideration for the extension of payment of the related party notes to December 31, 2004 and for maintaining the current interest rate throughout the extension period. Such expense was recorded ratably as interest expense over the remaining term of the extended note (see Note
         8). Management estimated the value of this warrant at $90,000. An aggregate 4,100,000 warrants to purchase common stock were issued, with a total value of $111,000.

         On June 25, 2001, pursuant to the acquisition and merger with HI, the Company issued 1,407,587 warrants to purchase shares of common stock of the Company, at an exercise price of $1.19 per share, with an exercise period expiring October 2, 2003. The fair value of the warrants were $84,455 and was accounted for as a portion of the fair value exchanged in the acquisition of HI.

         On various dates throughout 2000, the Company granted to certain vendors and a related party lender 1,100,000 warrants to purchase common stock of the Company at an average exercise price of $1.34 per share. The warrants have vesting schedules that provide for immediate vesting up to one year and are exercisable up to three years. As of June 30, 2002, certain warrants have been cancelled or expired and vested warrants outstanding are 250,000 at a strike price of $0.375 per share.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         As of June 30, 2002 and 2001, the Company had reserved shares of common stock for the following purposes:

                                                       June 30,       June 30,
                                                        2002            2001
                                                     -----------     -----------
         Options                                       4,940,000       4,952,500
         Warrants                                     42,471,587       4,357,587
         Convertible debt                                389,510       7,530,303
         Series A Convertible Preferred Stock          1,375,000              --
         Series B Convertible Preferred Stock         34,000,000              --
         Series C Convertible Preferred Stock          3,181,818              --
                                                     -----------     -----------
               Total                                  86,357,915      16,840,390
                                                     ===========     ===========

         PRO FORMA INFORMATION

         Pro forma information regarding net (loss) income is required by SFAS 123, and is to be determined as if the Company had accounted for its employee stock options granted under the fair value method pursuant to SFAS 123, rather than the intrinsic method pursuant to APB 25 discussed herein. The Company estimates the fair value of each stock option at the grant date based on the valuation of an independent appraisal company. Had compensation cost been determined based on the fair value at the date of grant for awards consistent with the provisions of SFAS 123, the Company's net (loss) income and (loss) earnings per share would have been equal to the pro forma amounts indicated below:

                                                             Twelve Months       Six Months      Twelve Months Ended
                                                                 Ended              Ended           December 31,
                                                             June 30, 2002      June 30, 2001           2000
                                                            ----------------   ----------------   ----------------
         Net loss - as reported                             $    (7,914,589)   $      (409,199)   $    (1,629,850)
                                                            ================   ================   ================
         Net loss  - pro forma                              $    (7,944,589)   $      (513,299)   $    (1,670,832)
                                                            ================   ================   ================
         Basic and diluted loss per share - as reported     $         (0.20)   $         (0.02)   $         (0.09)
                                                            ================   ================   ================
         Basic and diluted loss per share - pro forma       $         (0.20)   $         (0.03)   $         (0.09)
                                                            ================   ================   ================


                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases office space in Newport Beach and Beverly Hills, California under operating lease agreements expiring in September 2004 and September 2007, respectively. Future minimum rental payments required under the above leases as of June 30, 2002 are as follows:

                YEARS ENDING JUNE 30
                   2003                                   $    368,241
                   2004                                        363,064
                   2005                                        243,037
                   2006                                        211,010
                   2007                                        213,454
                   Thereafter                                   54,020
                                                          ------------
                                                          $  1,452,826
                                                          ============

         Rent expense for all leases for the twelve months ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, was $339,128 $84,968, and $264,729, respectively.

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

         In connection with the $1,000,000 convertible note payable (Note 7), the Company agreed to provide additional compensation to the related party note holder (NRLP) in the form of profit sharing calculated as 25% of TCI's income before income taxes, as defined, which amounted to approximately $0 and $85,234 for the year ended June 30, 2002 and for the six months ended June 30, 2001, respectfully. There was no profit sharing amount due for fiscal year 2002 as the entity was not profitable.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AND PROFIT SHARING AGREEMENTS (CONTINUED)

         In December 29, 1999, the Company entered into employment agreements with Stephen J. Gehringer and Kenneth J. Kellar who were two of the previous owners of the Company's Keystone subsidiary and who were the president and the vice-president of Keystone through November 2002. The agreements provide for base compensation of $120,000 per annum each and a profit sharing arrangement whereby each of these officers will earn 25% of Keystone's income before amortization for goodwill and income taxes, as defined. The agreements commenced on January 1, 2000 and expire on December 31, 2002. In January 2001, both of the aforementioned employment agreements were amended to $150,000 annual compensation with an increase in the profit sharing arrangement to 40% for each officer of Keystone's income before amortization for goodwill and income taxes, as defined. For the six months ended June 30, 2001 and the twelve months ended December 31, 2000, Keystone had income of approximately $173,656 and $394,000, respectively, before amortization for goodwill, income taxes and the effect of this profit sharing arrangement. As a result, the profit sharing component of the executive compensation aggregated $138,925 and $197,000 for the six months ended June 30, 2001 and the twelve months ended December 31, 2000, respectively. Due to the disposition of the Keystone operations (Note
         12), no profit sharing amount was paid in fiscal 2002.

         2000 OMNIBUS STOCK OPTION PLAN

         On August 1, 2000, the Company's Board of Directors approved, subject to shareholder approval which was obtained, a stock option plan to attract and retain competent personnel and to provide to participating officers, directors, employees and consultants long-term incentive for high levels of performance and for unusual efforts to improve the financial performance of the Company. The Plan provides for both incentive stock options specifically tailored to the provisions of the Internal Revenue Code and for options not qualifying as incentive stock options. Employees and consultants of the Company, including officers and directors, are eligible to receive options granted under the Plan. The shares subject to the options will generally be made available from authorized, but unissued shares. The Board of Directors ("Board") will administer the Plan. The Board has full authority to award options under the Plan, to establish the terms of the option agreements, and to take all other action deemed appropriate for administration of the Plan.

         CONSULTING AGREEMENT

         On August 6, 2000, the Company entered into a consulting agreement with RLH Enterprises, Inc. ("RLH") to render services relating to all activities encompassing the purchase, marketing and sale of rare coins on behalf of the Company on an exclusive basis. The agreement provides for a compensation based on the greater of a guaranteed fee of $285,000 per year or 37.5% of income before taxes, as defined in the agreement, for the operations of TCI. For the twelve months ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, such compensation was approximately $194,991, $175,000 and $118,000, respectively. On August 1, 2001, the consulting agreement was terminated.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         GUARANTEED LIQUIDATING AND BUY BACK

         The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $8,825,709, $6,856,607 and $8,287,067 for the twelve months ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

         PROFIT SHARING PLAN

         The Company's profit sharing plan covers all employees who have met certain service requirements. Contributions to the plan are at the discretion of the board of directors each year; however, contributions can not exceed 15% of each covered employee's salary. Contributions made to the plan on a consolidated basis for the twelve months ended June 30, 2002, the six months ended June 30, 2001, and the twelve months ended December 31, 2000, were $0, $28,725, and $87,811, respectively.

         REPURCHASE AGREEMENT

         On November 20, 2001, the Company entered into a repurchase agreement with an individual (the "Buyer") providing for the sale of rare coins to the Buyer for an aggregate purchase price of $1,176,000, and granting the Company a non-exclusive right to repurchase and re-sell the coins (if the Buyer declares the coin available for sale) at the original sale price to the Buyer (an aggregate amount of $1,176,000) at any time during the term of the agreement until the expiration date on May 20, 2002. The agreement was extended under an oral agreement. See below. The repurchase agreement also grants the Company the non-exclusive obligation to market the coins that are the subject of the repurchase agreement and if the Company exercises the right to repurchase, the Company must share with the Buyer 50% of the gross profit realized on the subsequent sale of each coin repurchased. In addition, the repurchase agreement provides for the obligation of the Company to repurchase, at expiration date and at the option of the Buyer, any coin still outstanding under the repurchase agreement at a repurchase price at 106% of the original sale price to the Buyer. Since the Company has the obligation to market the coins that are the subject of the repurchase agreement, the sale of the coins to the Buyer is not substantially complete until the coins are marketed, repurchased, and sold to third parties. Accordingly, only those coins which the Company has re-marketed and sold to third party buyers are recorded and recognized as sales, and the aggregate value of the coins remaining under and subject to the repurchase agreement are classified as inventory until such third party sale is completed.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         REPURCHASE AGREEMENT (CONTINUED)

         For the twelve months ended June 30, 2002, such completed sales were equal to $903,701, and as a result, the Company also satisfied the repurchase of coins under the repurchase agreement in the amount of $875,200 in addition to payment of $14,251 for the holder's share of the profit split. In addition, in accordance with the terms of the repurchase agreement, the Company earned and recognized 50% of the gross profit from the re-marketing and sale of the repurchased coins to the third party buyers, which for the twelve months ended June 30, 2002, was $14,251 and such amount was recorded as other income. At June 30, 2002, since the Company had repurchased $875,200 of the property subject to the repurchase agreement, the associated inventory remaining under and subject to the repurchase agreement was $300,800. As the Company has not remitted all funds due the Buyer, the obligation under the agreement is $556,361 at June 30, 2002. The parties agreed to place the unsold coins in an upcoming auction held by Superior. Any remaining unsold coins were to be repurchased by the Company.

         LEGAL PROCEEDINGS

         The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business.

         Prior to the Company's acquisition, HI was the defendant in a lawsuit that alleges breach of contract. The Company's counsel has reviewed the case and without admitting any responsibility, counsel has advised that it is probable that the Company's subsidiary may have a financial liability of $100,000. Accordingly, the financial statements of the Company have accrued such amount to record this contingency. Concurrent with the sale of HI, (Note 12) the purchasers of HI agreed to assume this liability and indemnify the Company. The suit was settled in October 2002 in favor of HI

         The Company was named as the defendant in a lawsuit initiated by plaintiffs Steve Bayern and CynDel & Co., Inc. dated November 11, 2001 in the Supreme Court of the State of New York, County of New York, that alleges breach of contract in the approximate amount of $450,000, representing the aggregate of monthly fees to be paid for approximately three years under a consulting agreement between the parties. On April 3, 2002, the parties executed a settlement agreement that provided for an aggregate payment to the plaintiffs of $255,000, to be paid over a subsequent period of 90 days. During February and March 2002, the Company made payments to the plaintiffs under the existing "stand-still" letter in the aggregate of $23,167, which amount was charged to current earnings and, in accordance with the terms of the "stand-still" letter, such amount was to be offset against the final settlement amount. These payments were applied against the settlement amount, and as of June 30, 2002 the remaining liability is $63,750.

         Other than the matters described above, the Company is not currently involved in any such litigation with it believes could have a material adverse effect on its financial condition or results of operations.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         AUCTION RIGHTS

         In January 2002, Superior entered into an Auction Agreement ("Agreement") with the American Numismatic Association ("ANA") to serve as the official auctioneer of the ANA's New York coin show. The Company was required to obtain a performance bond for $209,000 for the auction, which is included in other assets. The Agreement stipulated a guaranteed minimum of $418,000 to be paid by Superior, plus 4% of the aggregate hammer prices realized on all lots sold in excess of $12 million. The payment terms are 10% of the guarantee ($41,800) ten business days prior to the first auction session, August 1, 2002, 50% of the guarantee ($209,000) and 1/2 of 4% commission on prices realized over $12 million 30 business days after the last auction session, and 40% of the guarantee ($167,000) and the remaining amounts due of the 4% commission fee for total lots sold over $12 million realized 60 business days after the last auction session. As the auction only remitted approximately $8 million in aggregate hammer prices, the Company's only obligation was for the guaranteed minimum. The Company remitted the first installment on July 16, 2002, the $209,000 of the second installment on September 13, 2002, and the third installment on October 31, 2002.

         STATE SALES AND USE TAXES

         The Company does not collect sales and use taxes for interstate sales. Management believes that the Company's sales to interstate customers are generally tax-exempt due to varying state exemptions relative to the definitions of being engaged in business in particular states and the lack of current internet taxation. While the Company has not been contacted by any state authorities seeking to enforce sales or use tax regulations, there is no assurance that the Company will not be contacted by authorities in the future with inquiries relative to compliance with current statutes, nor is there any assurance that future statutes will not be enacted that affect the sales and use aspects of the Company's business.

12.      BUSINESS COMBINATIONS AND DISPOSITIONS

         ACQUISITION AND DISPOSITION OF HOTEL INTERACTIVE

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

         The acquisition was accounted for under the purchase method of accounting. In connection therewith, the Company acquired net assets of $1,201,157, which included cash, accounts receivable, computer equipment, software, customer lists, accounts payable and a contingent liability. Goodwill in the amount of $2,296,771 was initially recorded as a result of the acquisition (Note 4).

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      BUSINESS COMBINATIONS AND DISPOSITIONS (CONTINUED)

         ACQUISITION AND DISPOSITION OF HOTEL INTERACTIVE (CONTINUED)

         On February 7, 2002, the Company completed the sale of the HI subsidiary. Pursuant to a Share Purchase Agreement entered into between the Company and the buyer, the Company agreed to sell all of HI's issued and outstanding shares in exchange for $400,000, consisting of $100,000 in immediate funds and a promissory note in the amount of $300,000 with an annual 18% interest rate. The buyer is a corporation controlled by Mr. Richard Viola, a member of the Company's Board of Directors at the time of the sale. The decision to sell HI was made pursuant to the unanimous written consent of the Company's Board of Directors without counting Mr. Viola's vote. The terms of the sale were negotiated on an arms-length basis between the Company's management and the buyer.

         The Company determined that it was in its best interest to dispose of HI in that circumstances had changed regarding its original acquisition of HI in that the Corporation has not realized the success it had planned for integration of HI's Internet software and information reporting into the collectibles field. Additionally, the Company has not realized planned success in the cross marketing of collectibles to the subscribers of the HI online services. See HI segment information in Note 1.

         For the twelve months ended June 30, 2002, the revenues of HI were $98,099, the loss on discontinued operations of HI was $2,627,567 and the loss on the disposal of the HI subsidiary was $81,107. The carrying value of the Company's investment in HI was $318,893 subsequent to the loss recognized in a write down of an inter-company receivable from HI and the adjustment to the parent Company's investment account reflecting the accumulated earnings/losses of HI.

         As of June 30, 2002, the buyer of HI was unable to make the installment payments required under the promissory note. The outstanding balance was $275,000, and accordingly, the Company has recorded a $75,000 reserve based on a debt restructuring agreement entered into on July 1, 2002, which reduces the outstanding principal to $200,000. The revised note provides for a $25,000 principal payment upon execution, and an additional $25,000 payment due August 15, 2002. The remaining $150,000 will be repaid in 24 monthly installments of $6,250 commencing October 7, 2002 through maturity in October 2004. The interest rate payable within the monthly installments is 10%.

         DISPOSITION OF KEYSTONE

         The Company reviewed the operations of Keystone with management of Keystone and the contribution of Keystone to the consolidated net income of the Company, especially considering the profit sharing arrangement in the compensation of the principal executives and former owners of Keystone. The Company negotiated an agreement with management of Keystone ("Keystone Buyers") to divest the assets and assign the liabilities of Keystone, which was approved by the board of directors of the Company subject to and contingent upon a final accounting. Operations of Keystone were transferred to the Keystone Buyers on November 28, 2001 pursuant to the negotiations while the final accounting and written agreement were being finalized. On February 22, 2002, a final accounting was agreed with the Keystone Buyers and the transaction has been substantially completed. Pursuant to the final accounting, the Company issued 325,000 shares of common stock of the Company to the keystone Buyers as a fee for assuming the liabilities, such common shares have an aggregate value of $16,250, and the Keystone Buyers are to pay to the Company $135,086 for the net assets.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      BUSINESS COMBINATIONS AND DISPOSITIONS (CONTINUED)

         DISPOSITION OF KEYSTONE (CONTINUED)

         During the twelve months ended June 30, 2002, the revenues of Keystone were $4,824,176, the loss on discontinued operations was $199,889 and the Company charged $201,875 to earnings as a loss on disposition of discontinued operations, consisting of the remaining balance of goodwill along with the aggregate value of the common stock issued to the Keystone Buyers. The Company has presented Keystone's operations in its collectibles operating segment. See Note 1.

         ACQUISITION OF SUPERIOR GALLERIES, INC.

         On July 6, 2001, the Company acquired substantially all of the assets of Superior Galleries, Inc., a company that is an auctioneer of rare coins located in Beverly Hills, California for $200,000 in cash and a note for $701,000 payable over six months (see Note 7). Such note being secured by the purchased assets and guaranteed by the Company and the principal stockholder and chief executive officer of the Company, Mr. Silvano DiGenova. Superior has a long history of successful coin auctions and the Company desired to obtain the expertise to enable it to expand its presence in both the wholesale and retail rare coin market. The Company placed those assets in a newly formed wholly owned subsidiary which was named Tangible Acquisition II, Inc., a Nevada corporation. Pursuant to the asset acquisition agreement, the Company also purchased the name "Superior Galleries" and such agreement required the seller to change corporate names, which allowed the Company to rename Tangible Acquisition II, Inc. (a Nevada corporation) to Superior Galleries, Inc. (a Nevada corporation) ("Superior"). The results of Superior's operations have been included in the consolidated financial statements since July 6, 2001. The seller retained certain rights to the Superior name in the stamp and space memorabilia markets for a period of two years from the date of the acquisition, and as a result, Superior is restricted from doing business in either the rare stamp or space memorabilia markets for such period. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.


         Property and Equipment                                  $    109,479
         Leasehold Improvements                                       100,000
         Computer Software                                            100,000
         Goodwill                                                     591,521
                                                                 ------------
                  Total assets acquired                          $    901,000
                                                                 ============

         The goodwill acquired of $591,521 is not subject to amortization, under SFAS 142. The goodwill remains within the auction operating segment of the Company's operations. In consideration for the personal guaranty, the Company paid Mr. DiGenova a fee of 2% of the amount of the obligation that was the subject of the guaranty and granted a warrant to Mr. DiGenova to purchase 1,402,000 shares of the Company's common stock at an exercise price of $0.21 per share with an expiration date of July 6, 2006. The fair value of the warrants issued to Mr. DiGenova aggregated $84,120 and was charged to interest expense ratably over the term of the note issued to the seller, which matured in January 2002.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      BUSINESS COMBINATIONS AND DISPOSITIONS (CONTINUED)

         ACQUISITION OF SUPERIOR GALLERIES, INC. (CONTINUED)

         In addition to the above, the seller agreed to provide a $3 million credit facility to Superior specifically to provide financing for advances of auction proceeds to consignors. The Company was also required to grant a guaranty of this obligation of its wholly owned subsidiary Superior and Mr. DiGenova was also required to grant a personal guaranty of such obligation. In consideration for the personal guaranty, the Company granted a warrant to Mr. DiGenova to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.35 per share with an expiration date of July 6, 2006. The fair value of the warrants issued to Mr. DiGenova aggregated $90,000 and has been charged as interest expense.

13.      RELATED PARTY TRANSACTIONS

         The Company's executive vice president and President of Superior is also an individual coin collector. During the year ended June 30, 2002, he purchased approximately $375,000 in coins from the Company (TAG) as an individual. Subsequently, he consigned several of these coins, plus others in his collection, to Superior for their May 2002 auction. His lot realized a total hammer price of $280,582 for which Superior earned $28,058 in commission revenue. Additionally, as part of his employment compensation he received $11,609 in commissions based on the sale of his personal lot at the auction.

         See also notes 2,8,10 and 11 for discussion of additional transactions with related parties.

14.      SUBSEQUENT EVENTS

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bear interest at the prime lending rate plus 7% per annum (11.75% at June 30, 2002), are secured by the inventory of the Company and a personal guarantee of the Company's chief executive officer and a principal stockholder, and, are due to be repaid in 60 days. On August 8, 2002 the the Lender converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, is due on September 9, 2002, is secured by substantially all the assets of the Company and a personal guarantee of the Company's chief executive officer and principal stockholder. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). The Company is currently seeking replacement financing through the efforts of Stanford Venture Capital Holdings, Inc. ("Stanford"), a principal stockholder on the basis that the Lender Estate will request repayment of the Line of Credit. There can be no assurance that the Company will be able to refinance this obligation at terms acceptable to the Company.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


14.      SUBSEQUENT EVENTS (CONTINUED)

         On October 9, 2002 the Company's subsidiary, Superior Galleries, Inc. ("Superior") executed an inventory loan with another rare coin dealer in the amount of $1,011,975 for the purchase of new rare coin inventory from an unrelated third party. The loan bears interest of $75,000 through January 20, 2003 and thereafter bears interest at rate of 2.5% per month. The loan is secured by the rare coin inventory purchased with the proceeds of the loan. All proceeds from the sales of the rare coins securing the loan will be applied first against the loan principal and interest. The sale at auction was on January 6, 2003.

         On November 1, 2002, the Company's subsidiary, Superior, executed an inventory loan with another rare coin dealer in the amount of $179,350 secured by specific inventory owned by Superior. The loan bears interest of $7,500 through January 31, 2003 and thereafter bears interest at the rate of 1.5% per month. All proceeds from the sales of the coins securing the loan will be applied first against the loan principal and interest. The Company anticipates selling these coins at auction on January 6, 2003.

         On December 10, 2002 the Company's chief executive officer and a principal stockholder ("CEO") advanced $289,970 to Company for the purpose of paying off the line of credit and outstanding interest with First Bank & Trust (Note 6). The Company executed a promissory note in favor of the CEO in the amount of $289,970 payable on demand and bearing interest at the rate of 12% per annum.

         On December 13, 2002 the CEO advanced $70,000 to Company for the working capital purposes. The Company executed a promissory note in favor of the CEO in the amount of $70,000 payable on demand and bearing interest at the rate of 12% per annum.

         On January 3, 2002 the Company entered into a Bridge Loan Agreement ("Bridge Loan") with Stanford in the amount of $500,000. The Bridge Loan bears interest at the rate of 8% per annum and due at the earlier of six months or the closing of Stanford's purchase of shares of the Company's Series D Convertible Preferred Stock. In addition, another $500,000 was received on January 16, 2003 under similar terms. The aggregate $1,000,000 has been advanced against a proposed $2,000,000 sale of Series D Convertible Preferred Stock to Stanford which they anticipate completing by March 31, 2003.

15.      GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring operating losses, negative cash flows from operations, significant debt that is in default and callable by the creditor, and has limited working capital. These items raise substantial doubt about the Company's ability to continue as a going concern.

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


15.      GOING CONCERN (CONTINUED)

         Management is currently engaged in reversing or solving these significant issues through the implementation of its turnaround plan. In November 2002, the Company began to execute a plan of exiting the art business with exception of art auctions on a consignment basis to reduce losses in its operations. This plan includes the reduction of five employees, which was completed in January 2003, the reduction of sales, marketing and administrative expenses associated with the art business segment and the liquidation of its art inventory by June 30, 2003. The Company is currently rebuilding its retail rare coin sales force and has established sales and marketing budgets to assist in growing its retail rare coin business. In July 2002, the Company hired a vice president of rare coin sales. The vice president has enhanced the Company's sales force by engaging five commission based sales representatives.

         The Company has reorganized its structure that includes the recent appointment of a new chief financial officer and executive committee comprising of the Company's chief executive officer, the president of its auction division, and the chief financial officer. The executive committee has been tasked with streamlining the operations of the Company to return it to a profitable state with positive cash flows. To assist the executive committee in accomplishing these goals, the Company has retained the services of an experienced chief executive officer to act as an advisor to the executive group. His contract for services is from November 2002 through May 31, 2003. The Company plans to consolidate all operations to one corporate entity and eliminate duplicative financial and operational systems to further control and reduce expenditures. These consolidation plans include the combination of all operations with the exception of retail rare coins sales activities to the Beverly Hills location by March 31, 2003. This operational consolidation will result in the elimination of duplicated finance, inventory control, administration, marketing and auction activities at the Newport Beach location. Separate information systems for operations and finance will be eliminated as part of the consolidation. Effective January 1, 2003 the Company has out-sourced all payroll, employee benefits and human resources administration to a professional employer organization. The Company is exploring opportunities to reduce its occupancy costs at its Newport Beach location. Both the liquidation of the art inventory and the consolidation of operations will reduce related insurance and administrative costs. With the consolidation of operations executive management will operate out of one location allowing for enhanced coordination of all business activities and provide better control of costs. The operational consolidation will facilitate the coordination of sales and marketing efforts and expenditures, as the Company will promote itself as one entity, rather than its parent and subsidiary. Through the anticipated liquidation of approximately $1,400,000 in art inventory and the renewed focus on both retail and wholesale rare coin sales with an emphasis on increased inventory turns while maintaining solid gross margins, management anticipates these activities will provide some of the liquid capital to fund operations.

         The Company is currently in the due diligence process with Stanford for additional equity capital of $2 million based on a term sheet. As part of the conditions of the equity investment, the Company's chief executive officer intends to convert 7000 shares of the Company's $100 Series C Preferred Stock into $700,000 of the Company's common shares. Management believes that the combination of art inventory liquidation, increased rare coin sales and inventory turns and additional equity capital will be sufficient to fund the Company's operations. Stanford has advanced the Company $1 million, receiving $500,000 on January 3, 2003 and another $500,000 on January 16, 2003, against this additional equity infusion and due diligence procedures are currently underway, however, there can be no assurance that any equity investment will be completed until the due diligence process is completed or that the ultimate terms of the equity investment will be acceptable to the Company (Note 14).

                         TANGIBLE ASSET GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


15.      GOING CONCERN (CONTINUED)

         Additionally, the Company is attempting to refinance a $2.5 million dollar line of credit (Note 14) that is in default and callable by the creditor. Although management does not anticipate the creditor calling the loan, there can be no assurance that this obligation will not become immediately due. Given the current cash position of the Company, it would be unable to satisfy this obligation in cash. The Company has begun preliminary discussions with investors about the potential refinancing of the line of credit, but there can be no assurance that this obligation will be able to be refinanced on terms acceptable to the Company.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

  2.1 Asset Purchase Agreement by and between Superior Galleries, Inc. and Tangible Acquisition II Corporation dated July 6, 2001 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 20, 2001).*
  2.2 Asset Purchase and Assumption of Liabilities Agreement dated November 28, 2001 by and among Keystone Rare Coins LLC, Steve Gehringer, Kenneth Kellar, Gehringer & Kellar, Inc. and Tangible Asset Galleries, Inc. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on April 1, 2002).*
  2.3 Agreement and Plan of Merger by and between Tangible Asset Galleries, Inc., Tangible Asset Acquisition Corporation and HotelInteractive, Inc. dated April 9, 2001 (previously filed as
            Exhibit 2.1 to our Current Report on Form 8-K filed on July 2,
            2001).*
  2.4 Share Purchase Agreement by and between HCR Holdings, Inc. and Tangible Asset Galleries, Inc. dated February 7, 2002 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on February 19, 2002).*
  2.5 Securities Purchase Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc. and Silvano DiGenova (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2002).*
  2.6 Series C Securities Purchase Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc. and Silvano DiGenova (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 24, 2002)*
  3.1 Articles of Incorporation of Austin Land & Resources, Inc. (previously filed as Exhibit 3.1 to our Registration Statement on Form 10-SB filed on August 23, 1999).*
  3.2 Amendment to the Articles of Incorporation changing the name of the company to Tangible Asset Galleries, Inc. (previously filed as
            Exhibit 3.2 to our Registration Statement on Form 10-SB filed on August 23, 1999).*
  3.3 Amended Articles of Incorporation adding a class of preferred stock (previously filed with our Definitive Information Statement on Schedule 14C filed on July 24, 2000).*
  3.4 Certificate of Amendment of the Articles of Incorporation increasing the number of authorized common shares (previously filed with our Definitive Information Statement on Schedule 14C filed on August 7,
            2001).*
  3.5 Certificate of Designation of our Series A $5.00 Convertible Preferred Stock (previously filed as Exhibit 3.5 to our Annual Report on Form 10-KSB/A filed on November 13, 2001).*
  3.6 Certificate of Amendment to the Articles of Incorporation, increasing the number of authorized common shares (previously filed with our Definitive Information Statement on Schedule 14C filed on May 31, 2002).*
  3.7 Certificate of Designation of our Series B $1.00 Convertible Preferred Stock (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on April 24, 2002).*
  3.8 Certificate of Designation of our Series C $100.00 Redeemable 9% Convertible Preferred Stock (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on April 24, 2002).*
  3.9       Restated Bylaws.
  4.1 Commercial Demand Note by and between Tangible Collectibles, Inc. and National Recovery Limited Partnership dated November 13, 2000 (previously filed as Exhibit 4.2 to our Annual Report on Form 10-KSB/A filed on November 13, 2001).*
  4.2 2000 Omnibus Stock Option Plan (previously filed with our Definitive Proxy Statement on Schedule 14A filed on December 4, 2000).*
  4.3       Form of Employee Incentive Stock Option Agreement.
  4.4       Form of Nonqualified Stock Option Agreement.

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

  4.5 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (previously filed as an exhibit to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2002).*
  4.6       Form of Warrant Issued to the Series B Preferred Stock Investors.
  4.7 Warrant to Purchase 1,402,000 Shares of Common Stock dated July 6, 2001 Issued to Silvano DiGenova.
  4.8 Warrant to Purchase 1,500,000 Shares of Common Stock dated July 6, 2001 Issued to Silvano DiGenova.
  4.9 Warrant to Purchase 1,500,000 Shares of Common Stock dated June 15, 2001 Issued to Silvano DiGenova.
  4.10 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP.
  4.11 Warrant to Purchase 250,000 Shares of Common Stock dated June 26, 2001 Issued to NRLP.
  4.12 Warrant to Purchase 250,000 Shares of Common Stock dated November 14, 2000 Issued to NRLP.
  4.13 Warrant to Purchase 500,000 Shares of Common Stock dated July 3, 2001 Issued to KSH Investment Fund LLP.
  4.14 Form of Warrant to Purchase Common Stock Issued to Series A Preferred Stock Investors.
  9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (previously filed as an exhibit to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2002).*
  10.1 Loan and Security Agreement dated April 3, 2002 by Silvano DiGenova in favor of Tangible Asset Galleries, Inc. in the principal amount of $1,000,000 (previously filed as an exhibit to Exhibit 10.1 to our Current Report on Form 8-K filed on April 24, 2002).*
  10.2 Promissory Note by Tangible Acquisition II Corporation and Superior Galleries, Inc. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2001).*
  10.3 Guaranty dated July 6, 2001 of Silvano DiGenova guaranteeing the obligations under the note by Tangible Acquisition II Corporation and Superior Galleries, Inc.
  10.4 Note of Tangible Asset Galleries, Inc. in favor of KSH Investment Fund, LLP in the principal amount of $275,000 dated July 3, 2001.
  10.5 Secured Promissory Note of Tangible Asset Galleries, Inc. in favor of Wes English in the principal amount of $209,000 dated February 6, 2002 and amendment thereto dated May 7, 2002.
  10.6 Secured Loan and Security Agreement dated February 6, 2002 by and between Tangible Asset Galleries, Inc. and Wes English.
  10.7 Guaranty dated February 6, 2002 of Silvano DiGenova guaranteeing the obligations of Tangible Asset Galleries, Inc. under note to Wes English.
  10.8 Commercial Loan and Security Agreement dated November 2000 by and among National Recovery Limited Partnership, Tangible Collectibles, Inc., Tangible Asset Galleries, Inc. and Silvano DiGenova and Eve DiGenova.
  10.9 Amendment to Commercial Loan and Security Agreement dated October 1, 2001 by and among National Recovery Limited Partnership, Tangible Collectibles, Inc., Tangible Asset Galleries, Inc. and Silvano and Eve DiGenova.
  10.10 Commercial Demand Note of Tangible Collectibles, Inc. in favor of National Recovery Limited Partnership in the principal amount of $375,000 dated October 1, 2001.
  10.11 Guaranty Agreement dated November 2000 of Silvano and Eve DiGenova and Tangible Asset Galleries, Inc. guaranteeing obligations of Tangible Collectibles, Inc. under note to National Recovery Limited Partnership.

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

  10.12     Lease dated September 20, 1999 by and between Tangible Asset
            Galleries, Inc. and LJR lido Partners LP (previously filed as
            Exhibit 10.6 to our Registration Statement on Form 10-SB/A filed on
            November 24, 1999).*
  10.13     First Amendment to Lease Agreement dated August 2001 by and between
            LWB Lido Financial, LLC and Tangible Asset Galleries, Inc.
  10.14     Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc.
  10.15     Registration Rights Agreement dated April 3, 2002 by and among
            Tangible Asset Galleries, Inc. and holders of our Series B Preferred
            Stock, Series C Preferred Stock and Certain Warrants (previously filed as an exhibit to Exhibit 10.1 to our Current Report on Form
            8-K filed on April 24, 2002).*
  10.16     Employment Agreement dated June 1, 2001 between Tangible Asset
            Galleries, Inc. and Silvano DiGenova.
  21        List of Subsidiaries.
  99.1      Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2      Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

*     Previously filed.