Form 10QSB
period 2002-09-30
TANGIBLE ASSET GALLERIES INC
filed 2003-03-26
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File No. 0-27121

                         TANGIBLE ASSET GALLERIES, INC.
                 (Name of Small Business Issuer in Its Charter)

            NEVADA                                              88-0396772
 (State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                            Identification Number)

      9478 WEST OLYMPIC BLVD
     BEVERLY HILLS, CALIFORNIA                                    90212
(Address of Principal Executive Offices)                        (Zip Code)

                                 (310) 203-9855
                           (Issuer's Telephone Number)

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

     Yes        No   X
         -----     -----

     State the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock             Outstanding as of March 14, 2003
-----------------------------------             --------------------------------
Common Stock, $0.001 par value                  52,878,130

     Transitional Small Business Disclosure Format (check one):

     Yes       No   X
        ------   ------

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets at September 30, 2002 (Unaudited) and June 30, 2002.

         Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2002 and 2001.

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2002 and 2001.

         Notes to Interim Consolidated Financial Statements (Unaudited) at September 30, 2002.

Item 2.  Management's Discussion and Analysis or Plan of  Operation.

Item 3.  Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


                                   PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   TANGIBLE ASSET GALLERIES, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                 September 30,      June 30,
                                                                    2002              2002
                                                                 (Unaudited)        (Note 1)
                                                                 ------------     ------------
                                               ASSETS
CURRENT ASSETS
   Cash                                                          $    26,297      $    33,464
   Accounts receivable, net of allowance for uncollectible
      accounts of $51,300 (Sep. '02) and $25,000 (Jun. '02)        4,070,914        5,254,688
   Other Receivables                                                      --           26,844
   Inventories                                                     3,238,661        3,283,844
   Prepaid expense and other                                          14,000           55,157
   Notes receivable, net of allowance for uncollectible
      accounts of $75,000 (Sep. '02) and $75,000 (Jun. '02)           75,000          106,250
   Auction Advances                                                  369,500        1,848,168
                                                                 ------------     ------------

      Total current assets                                         7,794,372       10,608,415

Property and equipment, net                                          330,839          361,524
Goodwill                                                             591,521          591,521
Notes receivable, net of current portion                              75,000           93,750
Other assets                                                         254,952          256,337
                                                                 ------------     ------------

      TOTAL ASSETS                                               $ 9,046,684      $11,911,547
                                                                 ============     ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Lines of credit                                               $ 2,784,868      $   376,393
   Accounts payable and accrued expenses                           4,840,029        6,962,934
   Notes payable                                                     714,112        2,077,067
   Repurchase agreement                                                   --          556,361
   Obligations under capital lease                                        --            3,646
   Customer Deposits                                                      --          241,880
                                                                 ------------     ------------

      Total current liabilities                                    8,339,009       10,218,281
                                                                 ------------     ------------

LONG-TERM LIABILITIES
   Notes payable to related party                                  1,000,000        1,000,000
   Notes payable, net of current portion                              10,715            7,450
                                                                 ------------     ------------

      Total long-term liabilities                                  1,010,715        1,007,450
                                                                 ------------     ------------

         TOTAL LIABILITIES                                       $ 9,349,724      $11,225,731
                                                                 ------------     ------------


                                   PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                        TANGIBLE ASSET GALLERIES, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                      September 30,        June 30,
                                                                          2002               2002
                                                                       (Unaudited)         (Note 1)
                                                                      -------------      -------------
Series A $5.00 redeemable 8% convertible preferred stock
  $0.001 par value, 1,400,000 shares designated, 125,000 shares issued and outstanding with a liquidation preference
  of $5.10 per share                                                       587,456            570,788
                                                                      -------------      -------------

Series C $100.00 redeemable 9% convertible preferred stock
$0.001 par value, $100 state value 7,000 shares designated,
7,000 shares issued and outstanding with a liquidation
preference of $100 per share                                               700,000            700,000
                                                                      -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 10,193,000 shares undesignated,
      none outstanding
    Series B convertible preferred stock $1.00 par value
      3,400,000 shares designated 3,400,000 shares
      issued and outstanding with a liquidation
      preference of $1.00 per share                                      2,966,500          2,966,500
   Common stock, $0.001 par value, 250,000,000 shares
      authorized; 41,211,463 (Sep. '02) and 41,211,463 (Jun '02)
      issued and outstanding                                                41,211             41,211
   Additional paid in capital                                            6,882,992          6,899,660
   Accumulated deficit                                                 (11,481,199)       (10,492,343)
                                                                      -------------      -------------

         Total stockholders' equity (deficit)                           (1,590,496)          (584,972)
                                                                      -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  9,046,684       $ 11,911,547
                                                                      =============      =============

                 See accompanying notes to unaudited interim consolidated financial statements


                                   TANGIBLE ASSET GALLERIES, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              UNAUDITED

                                                                Three Months Ended
                                                          September 30,      September 30,
                                                              2002               2001
                                                          -------------      -------------
Net sales                                                 $  3,604,418       $  6,296,748
Commission income                                              770,128                 --
                                                          -------------      -------------
TOTAL REVENUE                                                4,374,546          6,296,748

COST OF SALES                                                3,074,529          5,514,172
                                                          -------------      -------------

GROSS PROFIT                                                 1,300,017            782,576

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 2,155,685          1,473,822
                                                          -------------      -------------

Loss from operations                                          (855,668)          (691,246)
                                                          -------------      -------------
OTHER INCOME (EXPENSE)
   Interest income                                              39,731             19,506
   Interest expense                                           (132,484)          (288,285)
   Other expense, net                                           (4,618)           (34,362)
                                                          -------------      -------------

      Total other income (expense)                             (97,371)          (303,141)
                                                          -------------      -------------

LOSS BEFORE PROVISION FOR TAXES                               (953,039)          (994,387)

INCOME TAX PROVISION                                             7,567                 --
                                                          -------------      -------------

NET LOSS FROM CONTINUING OPERATIONS                           (960,606)          (994,387)

LOSS FROM DISCONTINUED OPERATIONS OF SUBSIDIARIES                   --         (1,671,335)
                                                          -------------      -------------

NET LOSS                                                  $   (960,606)      $ (2,665,722)
                                                          =============      =============
Calculation of net loss per share:
Net loss                                                  $   (960,606)      $   (994,387)
Preferred stock accretion                                      (16,668)                --
Preferred stock dividend                                       (28,250)           (11,000)
                                                          -------------      -------------

Net loss applicable to common shares                      $ (1,005,524)      $ (1,005,387)
                                                          =============      =============

NET LOSS PER SHARE
   from continuing operations                             $      (0.02)      $      (0.03)
   from discontinued operations                                     --              (0.04)
                                                          -------------      -------------
   from net loss, basic                                   $      (0.02)      $      (0.07)
                                                          =============      =============
   from net loss, fully diluted                           $      (0.02)      $      (0.07)
                                                          =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        41,211,463         37,632,896
                                                          =============      =============

            See accompanying notes to unaudited interim consolidated financial statements


                                        TANGIBLE ASSET GALLERIES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   UNAUDITED

                                                                            Three Months Ended
                                                                       September 30,     September 30,
                                                                           2002              2001
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(960,606)      $(2,665,722)
Adjustments to reconcile net loss to net cash
   provided by (used in) by operating activities:
      Depreciation and amortization                                         46,909           183,482
      Loss on retirement of property and equipment                           3,632                --
      Impairment of goodwill from discontinued operations                       --         1,400,000
      Fair value of options, warrants and common stock granted                  --            85,029
Changes in assets or liabilities:
   Accounts receivable                                                   1,183,774          (955,451)
   Other receivables                                                        26,844                --
   Inventories                                                              45,183         1,469,279
   Prepaid expenses and other                                               41,157           (65,609)
   Other assets                                                                283              (234)
   Auction advances, net                                                 1,478,668                --
   Accounts payable and accrued expenses                                (2,122,905)         (322,103)
   Customer Deposits                                                      (241,880)               --
                                                                       ------------      ------------

Net cash used in operating activities                                     (498,941)         (871,329)
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                     (18,754)          (39,342)
   Collection on subsidiary sale note receivable                            50,000                --
   Issuance of notes receivable                                                 --          (486,658)
   Acquisition of auction business assets                                       --          (200,000)
                                                                       ------------      ------------

Net cash provided by (used in) investing activities                         31,246          (726,000)
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under line of credit                                       2,500,000         1,198,720
   Repayments under line of credit                                         (91,525)               --
   Borrowings under notes payable                                               --           176,417
   Repayment under notes payable                                        (1,359,690)               --
   Borrowing under related party debt                                           --            26,484
   Repayments under repurchase agreement                                  (556,361)               --
   Repayment on obligations under capital lease                             (3,646)           (3,948)
   Issuance of Series A preferred stock, net of offering expenses               --           460,701
   Payment of dividends on preferred stock                                 (28,250)               --
                                                                       ------------      ------------

Net cash provided by financing activities                                  460,528         1,858,374
                                                                       ------------      ------------

                                  TANGIBLE ASSET GALLERIES, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             UNAUDITED
                                            (CONTINUED)

                                                                    Three Months Ended
                                                                 September 30,  September 30,
                                                                     2002           2001
                                                                  ----------     ----------
Net (decrease) increase in cash and equivalents                      (7,167)       261,045

Cash and cash equivalents, beginning of period                       33,464        226,425
                                                                  ----------     ----------

Cash and cash equivalents, end of period                          $  26,297      $ 487,470
                                                                  ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                    $  71,159      $ 150,552
                                                                  ==========     ==========
      Income taxes                                                $     800      $      --
                                                                  ==========     ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accretion of redemption value of Series A preferred stock      $  16,668      $      --
   Issuance of common stock as dividends on preferred stock       $      --      $  11,000
   Acquisition of Superior
      Issuance of note payable                                    $      --      $ 701,000
      Acquisition of fixed assets, net of cash                    $      --      $(109,479)
      Acquisition of intangible assets                            $      --      $(591,521)

            See accompanying notes to unaudited interim consolidated financial statements

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                    Unaudited

1.      BASIS OF PRESENTATION, ACCOUNTING POLICIES AND RECLASSIFICATIONS

        The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The consolidated balance sheet as of June 30, 2002 has been derived from the audited consolidated financial statements of Tangible Asset Galleries, Inc. ("Tangible" or the "Company") at that date.

        Certain amounts reflected on the balance sheet as of June 30, 2002 have been reclassified from the original presentation in the Company's consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended June 30, 2002. In particular, receivables and payables related to the Company's auction activities, which were previously presented on a net basis have been reclassified to present the gross receivables and payables. Such a presentation is believed to more appropriately reflect the underlying credit risk resulting from auction activities.

        In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements for the year ended June 30, 2002 contained in Tangible's consolidated financial statements included in its Annual Report on Form 10-KSB filed on February 19, 2003.

2.      DESCRIPTION OF BUSINESS

        Tangible and its wholly owned subsidiary Superior Galleries, Inc. ("Superior") (collectively the "Company") are primarily wholesalers, retailers and auctioneers of rare coins, fine art and collectibles. The Company is based in Beverly Hills, California and operates a retail sales unit in Newport Beach, California.

3.      AUCTION ADVANCES

        Superior has established a program of advancing consignment customers cash based on consigned inventory acquired for upcoming auctions. Superior can advance a customer up to 70% of a consigned coin(s) wholesale value. They will pay a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced, to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. The total advanced funds under these notes receivable was $369,500 as of September 30, 2002.

4.      LINES OF CREDIT

        On January 31, 2002, Tangible's line-of-credit with First Bank & Trust was renegotiated to mature on September 30, 2002 and required principal payments to pay off the loan in full by the maturity date. The Company was unable to maintain the payment schedule and the line-of-credit was unpaid as the maturity date. The remaining principal obligation of $284, 868 was paid to the bank on December 10, 2002 with the proceeds from a promissory note executed in favor of the chief executive officer and principal stockholder ("CEO") (Note 8). The outstanding balance on the line-of-credit as of September 30, 2002 and June 30, 2002 was $284,868 and $376,393, respectively.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                    Unaudited

        On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bear interest at the prime lending rate plus 7% per annum (11.25% at September 30, 2002), are secured by the inventory of the Company and a personal guarantee of the Company's CEO, and, are due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, is due on September 9, 2002, is secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). During February 2003, the Company's CEO met with the executor of Lender Estate to discuss the renegotiation of the terms of the Line of Credit including the extension of payment terms. Although the executor orally indicated his willingness to work with the Company to renegotiate the Line of Credit terms on a more favorable basis, there can be no assurance that the revised terms will be acceptable to the Company nor is there any guarantee that the Line of Credit will not be called for repayment at any time. The Company is currently seeking replacement financing through the efforts of Stanford Venture Capital Holdings, Inc. ("Stanford"), a principal stockholder, on the basis that the Lender Estate will request repayment of the Line of Credit. There can be no assurance that the Company will be able to refinance this obligation at terms acceptable to the Company. As of September 30, 2002 the outstanding balance was $2,500,000.

5.      NOTES PAYABLE

        Notes payable consist of the following:

        Demand convertible note payable to a former director of the Company, bearing interest at the rate of 13.5%, interest payable monthly, with a profit sharing interest in a currently in-active subsidiary of the Company secured by inventory of the Company, convertible into common shares of the Company at the ratios of (a) $500,000 for 666,666 common shares and (b)$500,000 for the 500,000 common shares. As of September 30, 2002, the outstanding balance was $322,987. On January 22, 2003 the Company repaid the loan in full

        Promissory note agreement dated July 3, 2001 to an investment group, secured by any future offering of equity securities bearing interest at an annual rate of 10%. The note was due on July 3, 2002. As of September 30, 2002 the outstanding balance was $31,250. The investment group agreed to extend the due date and on February 19, 2003 the Company repaid the loan in full.

        Note payable for the acquisition of the assets of Superior, secured by assets acquired, and guaranteed by the Company and its CEO. The loan provided for periodic payments through January 2002, however, the Company suspended loan payments. The Company renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest, established a new interest rate of 4.5% over the prime lending rate, to be paid in biweekly installments over one year. On November 1, 2002 the Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The Company is making ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. As of September 30, 2002, the outstanding balance was $355,180.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                    Unaudited

        Long-term loan agreement dated October 17, 2000, secured by a delivery van, payable in 60 monthly installments of principal and interest at an annual interest rate of 5.9%. As of September 30, 2002, the outstanding balance was $15,410 of which $4,695 is due in one year or less.

6.      NOTE PAYABLE TO A RELATED PARTY

        Subordinated note payable to the Company's CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments have been made. As the chief executive officer did not enforce the repayment obligation, the amount has been classified as long term. On February 14, 2003, the terms of the note was modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on October 1, 2003 and for interest to be paid monthly. As of the September 30, 2002, the outstanding balance was $1,000,000.

7.      COMMITMENTS

        On August 6, 2002, the Company entered into five year lease agreement commencing on October 1, 2002 for the rental of approximately 7,000 square feet of office and gallery space that now serves as the Company's corporate headquarters in Beverly Hills, California. The annual base rent per year is $187,758. Effective February 24, 2003, the Company moved its corporate headquarters from its Newport Beach location to Beverly Hills.

8.      SUBSEQUENT EVENTS

        On October 9, 2002 the Company's subsidiary, Superior, executed an inventory loan with another rare coin dealer in the amount of $1,011,975 for the purchase of new rare coin inventory from an unrelated third party. The loan bears interest of $75,000 through January 20, 2003 and thereafter bears interest at rate of 2.5% per month. The loan is secured by the rare coin inventory purchased with the proceeds of the loan. All proceeds from the sales of the rare coins securing the loan will be applied first against the loan principal and interest. The loan was repaid in full on February 04, 2003.

        On November 1, 2002, the Company's subsidiary, Superior, executed an inventory loan with another rare coin dealer in the amount of $179,350 secured by specific inventory owned by Superior. The loan bears interest of $7,500 through January 31, 2003 and thereafter bears interest at the rate of 1.5% per month. All proceeds from the sales of the coins securing the loan will be applied first against the loan principal and interest. The loan was repaid in full on March 11, 2003.

        On December 10, 2002 the Company's CEO advanced $289,970 to Company for the purpose of paying off the line of credit and outstanding interest with First Bank & Trust (Note 4). The Company executed a promissory note in favor of the CEO in the amount of $289,970 payable on demand and bearing interest at the rate of 12% per annum.

        On December 13, 2002 the CEO advanced $70,000 to Company for the working capital purposes. The Company executed a promissory note in favor of the CEO in the amount of $70,000 payable on demand and bearing interest at the rate of 12% per annum.

        On January 3, 2003 the Company entered into a Bridge Loan Agreement ("Bridge Loan") with Stanford in the amount of $500,000. The Bridge Loan bears interest at the rate of 8% per annum and due at the earlier of six months or the closing of Stanford's purchase of shares of the Company's Series D Convertible Preferred Stock. In addition, another $500,000 was received on January 16, 2003 under similar terms. The aggregate

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                    Unaudited

        $1,000,000 had been advanced against a $2,000,000 sale of Series D convertible preferred stock to Stanford that closed on February 14, 2003.

        On February 14, 2003, the Company issued 2,000,000 shares of newly created Series D $1.00 convertible preferred stock ("Series D stock") for a purchase price of $2,000,000 pursuant to a stock purchase and warrant agreement ("purchase agreement") with Stanford. On that date $1,500,000 of the purchase price was paid with $500,000 in cash and the conversion of $1,000,000 in bridge loans that Stanford granted to the Company in anticipation of the closing of the purchase agreement. The balance of the purchase price less interest on due on the converted bridge loans was paid on March 14, 2003. The Series D stock is convertible into common shares of the company at any time at the option of Stanford at the conversion rate 16.67 common shares for each Series D share subject to certain anti-dilution adjustments. The Series D stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series D stock is convertible. The purchase agreement also provided for the reduction to $0.001 per common share of the purchase price of 30,000,000 warrants that were issued to Stanford and their designated warrant holders as part of the Series B stock sale in April 2002. The reduced warrant exercise price will remain the same on a per-share basis following a contemplated reverse stock split that was provided for in the purchase agreement. The warrants will be exercised at the time of such reverse stock split. Concurrently with the closing of the purchase agreement, the Company, Stanford and the CEO enter into a share exchange and note modification agreement ("modification agreement"). Under the modification agreement the CEO exchanged 7,000 Series C shares of the Company for 11,666,667 common shares of the Company. The modification agreement provided for a reduction to $0.001 per common share of the exercise price of 6,902,000 warrants that were previously issued to the CEO. The previously issued warrants consist of 4,000,000 warrants issued in connection with the Series B stock in April 2002 and 2,902,000 warrants issued in connection with personal loan guarantees by the CEO for the Company's debt. The reduced warrant price will remain the same based on the required exercising of the warrants at the time of a contemplated reverse stock split that was provided for in the purchase agreement. Additionally, the CEO agreed to amend his $1,000,000 promissory note from the Company, to provide that quarterly principal payments of $50,000 would commence on September 30, 2003.

        On February 21, 2003, Superior entered into an auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC is $2,000,000 and it bears interest at a rate of 10% per annum. The Auction LOC is secured by the collateralization of inventory consigned by Superior auction advance customers and the assignment of the auction advance agreements to the private lender. The lender can terminate this arrangement at any time. As of March 10, 2003 the Company has advanced $1,000,000 from the Auction Line.

9.     GOING CONCERN

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

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                    Unaudited

        business with exception of art auctions on a consignment basis to reduce losses in its operations. This plan includes the reduction of five employees, which was completed in January 2003, the reduction of sales, marketing and administrative expenses associated with the art business segment and the liquidation of its art inventory by December 31, 2003. The Company is currently rebuilding its retail rare coin sales force and has established sales and marketing budgets to assist in growing its retail rare coin business. In February 2003, the Company promoted one of its long-time top retail sales producers to vice president of private client sales. The vice president has reorganized and enhanced retail sales operations by establishing sales and marketing programs for recently engaged commission based sales representatives.

        The Company has reorganized its structure that includes the recent appointment of a new chief financial officer and executive committee comprising of the Company's chief executive officer, the president of its auction division, and the chief financial officer. The executive committee has been tasked with streamlining the operations of the Company to return it to a profitable state with positive cash flows. To assist the executive committee in accomplishing these goals, the Company has retained the services of an experienced chief executive officer to act as an advisor to the executive group. His contract for services is from November 2002 through May 31, 2003. The Company plans to consolidate all operations to one corporate entity and eliminate duplicative financial and operational systems to further control and reduce expenditures. These consolidation plans include the combination of all operations with the exception of retail rare coins sales activities to the Beverly Hills location. As of February 24, 2003, all operations that were planned to be consolidated into the Company's Beverly Hills location were completed. This operational consolidation will result in the elimination of duplicated finance, inventory control, administration, marketing and auction activities at the Newport Beach location. Separate information systems for operations and finance will be eliminated as part of the consolidation. Effective January 1, 2003 the Company has out-sourced all payroll, employee benefits and human resources administration to a professional employer organization. The Company is exploring opportunities to reduce its occupancy costs at its Newport Beach location. Both the liquidation of the art inventory and the consolidation of operations will reduce related insurance and administrative costs. With the consolidation of operations executive management will operate out of one location allowing for enhanced coordination of all business activities and provide better control of costs. The operational consolidation will facilitate the coordination of sales and marketing efforts and expenditures, as the Company will promote itself as one entity, rather than its parent and subsidiary. Through the anticipated liquidation of approximately $1,000,000 in art inventory and the renewed focus on both retail and wholesale rare coin sales with an emphasis on increased inventory turns while maintaining solid gross margins, management anticipates these activities will provide some of the liquid capital to fund operations.

        On February, 14, 2003, the Company completed the sale of $2,000,000 in Series D stock and converted $700,000 of Series C stock, an equity instrument with debt-like characteristics into common stock of the Company. These funds allowed the Company to reduce interest-bearing debt and provide some working capital for operations.

        Additionally, the Company is attempting to refinance a $2.5 million dollar line of credit (Note 5) that is in default and callable by the creditor. Although management does not anticipate the creditor calling the loan, there can be no assurance that this obligation will not become immediately due. Given the current cash position of the Company, it would be unable to satisfy this obligation in cash. The Company has begun preliminary discussions both with Stanford and the creditor about the potential refinancing of the line of credit, but there can be no assurance that this obligation will be able to be refinanced on terms acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS:

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding our financial condition, operating results, business prospects or any other information or aspect of our company, you are advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to:

         o        those identified under "Risk Factors" below,
         o        adverse economic conditions,
         o        unexpected costs and operating deficits,
         o        lower sales and revenues than forecast,
         o        loss of customers,
         o litigation and administrative proceedings involving our company,
         o the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses,
         o        adverse publicity and news coverage,
         o        inability to carry out our marketing and sales plans,
         o        changes in interest rates and inflationary factors, and
         o other specific risks that may be referred to in this Quarterly Report or in other reports that we have issued.

         In addition, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. The inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that we will achieve our objectives or plans.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

         As reported on our Current Report on Form 8-K dated July 20, 2001, we changed our fiscal year end from December 31 to June 30, implementing such change for the six months ended June 30, 2001.

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins, jewelry, fine art and collectibles on a retail, wholesale, and auction basis. Our retail and wholesale operations are conducted in virtually every state in the United States and in several foreign countries. Through our Superior Galleries subsidiary, we also provide auction services for customers seeking to sell their own coins, jewelry, fine art and collectibles. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as Sotheby's, eBay and Yahoo and through our own websites at SGBH.com and TAGZ.com.

         We were organized as a Nevada corporation on August 30, 1995 and are currently headquartered in Beverly Hills, California, where our primary gallery and corporate offices are located. Our rare coin retail sales unit and secondary gallery facilities are located in Newport Beach, California. On February 24, 2003, the Company moved its corporate headquarters from Newport Beach, California to Beverly Hills, California.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                       3 Months Ended         3 Months Ended
                                                     September 30, 2002     September 30, 2001
                                                    ---------------------   --------------------
Net Sales                                                          82.4%                 100.0%
Commission Income                                                  17.6%                   0.0%
                                                    ---------------------   --------------------
Total Revenue                                                     100.0%                 100.0%
Cost of Sales                                                      85.3%                  87.6%
                                                    ---------------------   --------------------
Gross Profit                                                       14.7%                  12.4%
Selling, general and administrative expenses                       49.3%                  23.4%
                                                    ---------------------   --------------------
Loss from operations                                              -34.6%                 -11.0%
Other income (expense)                                             -2.2%                  -4.8%
                                                    ---------------------   --------------------
Loss before income taxes                                          -36.8%                 -15.8%
Income taxes                                                        0.2%                  -0.0%
                                                    ---------------------   --------------------
Loss from continuing operations                                   -37.0%                 -15.8%
Loss from discontinued operations of subsidiaries                   0.0%                 -26.5%
                                                    ---------------------   --------------------
Net loss                                                          -37.0%                 -42.3%
                                                    =====================   ====================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         The Company's loss from continuing operations for the three months ended September 30, 2002 was $960,606 or $0.02 per share on both a basic and diluted basis, a decrease in the loss of $33,781 as compared to a loss from continuing operations of $994,387 or $0.03 per share on both a basic and diluted basis for the three months ended September 30, 2001. The decrease in loss in the three months ended September 30, 2002 was primarily due to an increase in commission income from auction operations, but was mostly offset by increases in auction operation costs and increases in retail marketing costs. The Company's results for three months ended September 30, 2001 include losses from the discontinued operations in the amount of $1,671,335 of the Gehringer & Kellar, Inc. d/b/a Keystone Coin & Stamp Exchange ("Keystone") and HotelInteractive, Inc. ("HI") units that were sold in November 2001 and February 2002 respectively.

REVENUES

         The table below reflects the comparative breakdown of the Company's aggregate sales:

                                  --------------------------       ---------------------------
                                      Three Months Ended                Three Months Ended
                                      September 30, 2002                September 30, 2001
                                  --------------------------       ---------------------------
Net Sales
   Rare Coins - Wholesale          $   1,334,361   30.5%             $   2,648,414   42.1%
   Rare Coins - Retail                 2,128,678   48.7                  3,535,074   38.6
   Art, Collectibles & Other             141,379    3.2                    113,260    1.2
                                  ------------------------------------------------------------
Total Net Sales                        3,604,418   82.4                  6,296,748  100.0
Commission Income                        770,128   17.6                          -     -
                                  ------------------------------------------------------------
TOTAL REVENUE                      $   4,374,546  100.0%             $   6,296,748  100.0%
                                  ============================================================

         Total revenue for the three months ended September 30, 2002 decreased $2,439,626 or 44.2% to $4,374,546 from $6,296,748 for the three months ended
September 30, 2001. This decrease in revenues is primarily due to the inclusion of the wholesale and retail rare coins sales from the Tangible Collectibles, Inc. ("TCI") division that diminished subsequent to the termination of sales and marketing agreement with a sales representative subsequent to September 30, 2001. Wholesale rare coin sales for the three months ended September 30, 2002 provided 30.5% of aggregate revenue as compared to 42.1% of aggregate revenue for the comparable period from 2001, representing a decrease in revenue of $1,310,053 or 49.6%. This decrease was primarily due the inclusion of wholesale sales from TCI in 2001. Retail rare coin sales for the three months ended September 30, 2002 provided 48.7% of aggregate revenue as compared to 56.1% of aggregate revenue for the comparable period from 2001, representing a decrease in revenue of $1,406,396 or 39.8%. This decrease was primarily due the inclusion of retail sales from TCI in 2001. Fine art, collectibles and other sales for the three months ended September 30, 2002 increased $28,119 to $141,379 from $113,260 in the three months ended September 30, 2001, primarily as result of more aggressive pricing of art inventory. Commission income for the three months ended September 30, 2002 was $770,128, or 17.6% of aggregate revenue which was primarily the result of two rare coin auctions held in August and September 2002 that did not occur in the comparable period in 2001. There were no rare coin auctions in the three months ended September 30, 2001.

COST OF SALES

         Cost of sales for the three months ended September 30, 2002 decreased $2,439,643 to $3,074,529, or 85.3% of net revenue, from $5,514,172, or 87.6% of revenue sales for the three months ended September 30, 2001. The decrease in cost of sales as a percentage of revenue in the current period over comparable period in 2001 was primarily due to the change in the mix of revenue generated during the current period. Commission income has minimal cost of sales associated with it. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, fine art and collectibles, and commission income will vary from period to period.

GROSS PROFIT

         Gross profit for the three months ended September 30, 2002 increased $517,441 to $1,300,017, or 14.7% of net revenue, for the three months ended September 30, 2002 from $782,576 or 12.4% of net revenue, for the three months ended September 30, 2001. The increase in gross profit as a percentage of revenue in the current period over the comparable period in 2001 was primarily due the commission income for auction operations. Commission income has minimal cost of sales associated with it; most of the expense related income derived from auction operations impacts selling general and administrative expenses. The gross profit as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, fine art and collectibles, and commission income will vary from period to period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 2002 increased $681,863 or 46.3% to $2,155,685 from $1,473,822 for the three months ended September 30, 2001 These expenses represent 49.3% of aggregate revenue for the three months ended September 30, 2002 as compared to 23.0% of aggregates revenue for the three months ended September 30, 2001. The significant increase in these expenses as a percentage of revenue is related to inclusion of costs associated with commission income from auction operations as a component of selling, general and administrative expenses versus cost of sales for revenue generated from sale of the Company's inventory. The current period included a $418,000 fee to be the official auctioneer at a national rare coin trade show; there was no such cost in the comparable period in 2001. Additionally, marketing and administrative costs to support retail operations increased during the current period.

OTHER INCOME AND EXPENSES

         Other expenses for the three months ended September 30, 2002 decreased $205,770 to $97,371 from $303,141 for the three months ended September 30, 2001. This decrease was primarily due to the $151,801 reduction of interest expense and an increase in interest income from auction advances of $20,225 from the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The interest expense reduction was the result of the absence of working capital loans for TCI that were included in the comparable period in 2001.

PROVISION FOR INCOME TAXES

         Although the Company incurred losses for the three months ended September 30, 2002 and 2001, the Company incurred income taxes expenses for state and other minimum taxes in the amount of $7,567 and $0 for the three month ended September 30, 2002 and 2001 respectively.

LOSS FROM DISCONTINUED OPERATIONS

         The loss from discontinued operations of $1,671,335 for the three months ended September 30, 2001 is the result of the sale of the business operations of Keystone in November 2001 and the sale of HI in February 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had a working capital deficiency of $544,637, incurred an operating loss of $960,606 and used cash in operating activities of $498,941 for the three month period ending September 30, 2002. We expect to continue to incur additional losses in the current fiscal year. Given our September 30, 2002 cash balance of $26,297 and our projected operating cash requirements, we anticipate that our existing capital resources will not be adequate to satisfy our cash flow requirements through June 30, 2003. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast, expenses are higher that forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. During the current period, we have incurred defaults under our line of credit and the long-term notes. We negotiated extended payment terms with our creditors. However, there is no guarantee the lenders will continue to negotiate in the future, and the lenders may declare amounts owed by us due and payable. Subsequent to September 30, 2002, we remained in default under the line of credit. We do not expect future fixed obligations through June 30, 2003 to be paid by cash generated from operating activities. We intend to satisfy fixed obligations from, but not limited to the following: (i) additional debt/equity financings; (ii) extending vendor payments; and (iii) liquidation of art inventory.

OPERATING ACTIVITIES

         Cash decreased $7,167 for the three months ended September 30, 2002 to $26,927 from $33,464 at June 30, 2002.

         Cash used in our operating activities totaled $498,941 resulting primarily from the company's net loss of $1,552,127 and decreases in accounts payable of $2,122,905 mostly attributed to auction consignors, offset by repayments of auction advances of $1,487,668 and decreases in accounts receivable of $1,183,774 mostly attributed to auction customers.

         We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly and by employing efforts to reduce our inventory of fine arts and collectibles, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

         Cash provided by investing activities for the three months ended September 30, 2002 was $31,246 consisting of $50,000 received as payment against note receivable from the sale of the HI subsidiary offset by purchase of property and equipment in the amount of $18,754.

FINANCING ACTIVITIES

         We have incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $460,528 for three months ended September 30, 2002 reflected by the following transactions:

         FINANCING ACTIVITIES - DEBT

         On November 16, 2000, the Company's TCI unit executed a demand convertible note payable ("demand note") to a former director of the Company, bearing interest at the rate of 13.5%, interest payable monthly, with a profit sharing interest in TCI, secured by inventory of the Company and TCI, and, convertible into common shares of the Company at the ratios of (a) $500,000 for 666,666 common shares and (b)$500,000 for the 500,000 common shares. On January 22, 2003 the Company repaid the demand note in full. As of September 30, 2002, the outstanding balance was $322,987. During the three months ended September 30, 2002, the demand note was reduced by $66,523

         On July 3, 2001, the Company executed a promissory note agreement dated July 3, 2001 to an investment group, secured by any future offering of equity securities bearing interest at an annual rate of 10%. The note was due on July 3, 2002. As of September 30, 2002 the outstanding balance was $31,250. During the three months ended September 30, 2002, the note was reduced by $37,500. The investment group agreed to extend the due date and on February 19, 2003 the Company repaid the note in full.

         On July 6, 2001, the Company executed a note payable for the acquisition of the assets of Superior, secured by assets acquired, and guaranteed by the Company and its CEO. The loan provided for periodic payments through January 2002, however, the Company suspended loan payments. The Company renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest, established a new interest rate of 4.5% over the prime lending rate, to be paid in biweekly installments over one year. On November 1, 2002 the Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The company is making ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. As of September 30, 2002, the outstanding balance was $355,180. During the three months ended September 30, 2002, the note was reduced by $23,067.

         On July 6, 2001, as a part of the asset purchase transaction for Superior, Superior executed a revolving promissory note ("line-of-credit") with the seller of the assets in the aggregate amount of $3,000,000 bearing interest at 4% over the prime rate and secured by assignment of the notes receivable from consignors of property to Superior. Such notes were received by Superior as evidence of loans made by Superior to such consignors with repayment of the notes from the proceeds of the sale of irrevocably consigned property by such consignors through Superior. Each note was secured by the consigned property associated with each consignor. During the three months ended September 30, 2002 the line of credit was reduced by $1,018,015. The line-of-credit was due on July 5, 2002 and was repaid in full on July 9, 2002.

         On November 20, 2001, the Company entered into a repurchase agreement with an individual (the "Buyer") providing for the sale of rare coins to the Buyer for an aggregate purchase price of $1,176,000, and granting the Company a non-exclusive right to repurchase and re-sell the coins (if the Buyer declares the coin available for sale) at the original sale price to the Buyer (an aggregate amount of $1,176,000) at any time during the term of the agreement until the expiration date on May 20, 2002. The repurchase agreement also grants the Company the non-exclusive obligation to market the coins that are the subject of the repurchase agreement and if the Company exercises the right to repurchase, the Company must share with the Buyer 50% of the gross profit realized on the subsequent sale of each coin repurchased. In addition, the repurchase agreement provides for the obligation of the Company to repurchase, at expiration date and at the option of the Buyer, any coin still outstanding under the repurchase agreement at a repurchase price at 106% of the original sale price to the Buyer. Since the Company has the obligation to market the coins that are the subject of the repurchase agreement, the sale of the coins to the Buyer is not substantially complete until the coins are marketed, repurchased and sold to third parties. Accordingly, only those coins which the Company has re-marketed and sold to third party buyers are recorded and recognized as sales, and the aggregate value of the coins remaining under and subject to the repurchase agreement are classified as inventory until such third party sale is completed. Subsequent to May 20, 2002, the parties verbally extended the agreement, and the Company, in August 2002, repurchased all the remaining coins from the individual to satisfy the obligation under the repurchase agreement and the liability was recorded as trade accounts payable due to the individual. Accordingly, the repurchase agreement in the amount was repaid in the amount of $556,361 during the three months ended September 30, 2002.

         On January 31, 2002, Tangible's line-of-credit with a bank was renegotiated to mature on September 30, 2002 and required principal payments to pay off the loan in full by the maturity date. The Company was unable to maintain the payment schedule and the line-of-credit was unpaid as the maturity date. The outstanding balance on the line-of-credit as of September 30, 2002 and June 30, 2002 was $284,868 and $376,393, respectively. During the three months ended September 30, 2002, the line-of-credit was reduced by $91,525. The remaining principal obligation of $284, 868 was paid to the bank on December 10, 2002 with the proceeds from a promissory note executed in favor of the chief executive officer and principal stockholder ("CEO").

         On February 6, 2002, the Company issued a secured promissory note in the amount of $209,000 to an individual and customer. The note was non-interest bearing and was to mature on May 6, 2002. On May 7, 2002, the note was amended by agreeing to pay the balance over seven equal bi-weekly installments including interest at the rate of 10% per annum. During the three months ended September 30, 2002, the note was reduced by $149,286 and was paid in full.

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bear interest at the prime lending rate plus 7% per annum (11.75% at June 30, 2002), are secured by the inventory of the Company and a personal guarantee of the Company's chief executive officer and a principal stockholder, and, are due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, is secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). During February 2003, the Company's CEO meet with the executor of Lender Estate to discuss the renegotiation of the terms of the Line of Credit including the extension of payment terms. Although executor verbally indicated his willingness to work with the Company to renegotiate the Line of Credit terms on a more favorable basis, there can be no assurance that the revised terms will be acceptable to the Company nor is there any guarantee that the Line of Credit will not be called for repayment at any time. The Company is currently seeking replacement financing through the efforts of Stanford Venture Capital Holdings, Inc. ("Stanford"), a principal stockholder on the basis that the Lender Estate will request repayment of the Line of Credit. There can be no assurance that the Company will be able to refinance this obligation at terms acceptable to the Company. As of September 30, 2002 the outstanding balance was $2,500,000. No payments were made to reduce the Line of Credit during the three months ended September 30, 2002.

         FINANCING ACTIVITIES - EQUITY

         In July 2001 we raised $625,000 in additional equity through the private placement of our Series A Preferred Stock and in April 2002 we raised $3,000,000 through the private placement of our Series B Preferred Stock. In February 2003 we raised an additional $2,000,000 through the private placement of our Series D Preferred Stock and our CEO converted his Series C Preferred Stock, which were equity securities that carry redemption obligations similar to debt, into $700,000 of our common stock. We have invested the net proceeds from each private placement in our current operations and to reduce debt. However, this equity capital may be insufficient to permit us to execute our operating plan.

         OTHER LIQUIDITY PLANS

         In November 2002, we began to reduce our operations focused on the fine art and collectibles ("Art") segment of our business. We have a plan in place to liquidate our Art inventory by December 31, 2003. These plans include using both our own and third party auction houses and Internet sites to sell our inventory. From July 1, 2002 through February 28, 2003, we have sold approximately $450,000 of our Art inventory while still maintaining modest gross margins on these sales. In connection with the liquidation of our inventory we determined that net realizable will be less than our carrying cost and as of December 31, 2002 we recorded a reserve against the Art inventory in the amount of $235,000 or approximately 20%. We will continue to monitor the recoverability of the art inventory and assess whether or not additional reserves are necessary. In addition to the inventory liquidation, we have had a reduction in workforce of 4 employees and we will be decreasing our sales and marketing expenditure related to the Art business segment. However, we will continue to act, on a limited basis, as a consignment auctioneer and dealer in some areas of the Art business segment.

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

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the three months ended September 30, 2002 and does not have any plans for material capital expenditures through the current fiscal year ending June 30, 2003.

         Pursuant to a lease agreement executed on August 6, 2002, the Company extended the lease effective October 1, 2002 on approximately 7,000 square feet for its corporate headquarters and primary gallery located in Beverly Hills, California. The monthly base rent is $15,646 and the lease will expire on September 30, 2007.

RISK FACTORS

WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES, AND LIMITED WORKING CAPITAL.

         We may not become profitable or significantly increase our revenues. We incurred a net loss of $7,904,589 for the twelve months ended June 30, 2002, and a net loss of $960,606 for the three months ended September 30, 2002. We intend to implement several initiatives which we believe will enable us to return to profitability, including exiting unprofitable lines of business, reducing manpower and other costs, and focusing on higher margin products. Our working capital deficiency at September 30, 2002 was $544,637, which reflects a significant decrease from our working capital of $390,134 at June 30, 2002. There can be no assurance that our revenue or results of operations will not decline further in the future, that we will not continue to have losses, or that we will be able to continue funding such losses if they continue. The limited capital could adversely affect our ability to continue our operations.

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

FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

         During the quarter ended September 30, 2002, none of our customers accounted for more than 10% of our sales, however, at times, we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

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

DUE TO ALL OF THE FOREGOING FACTORS, IT IS POSSIBLE THAT IN SOME FUTURE QUARTER, OUR OPERATING RESULTS MAY BE BELOW THE EXPECTATIONS OF THE PUBLIC MARKET, ANALYSTS AND INVESTORS. IN SUCH EVENT, OUR COMMON STOCK WOULD LIKELY BE MATERIALLY ADVERSELY AFFECTED.

ITEM 3 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Offer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 14, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date. In connection with the audit of our financial statements for the year ended June 30, 2002, as reported on Form 10-KSB filed on February 19, 2003, there were three significant deficiencies and material weaknesses in our internal controls for which corrective actions were required and undertaken as follows:

         (i) Accuracy and Supervision of Accounting Operations - We have experienced a high rate of error in accounting entries and internal financial statements have not been prepared on a timely basis. As a corrective action, we have replaced key finance and accounting personnel and are completing a re-staffing of the accounting department. Accounting policies and procedures have been and continue to be developed to reduce the number of errors and to increase the timeliness of financial reporting.

         (ii) Lack of Memorializing Transactions - We did not adequately document transactions in writing with customer, vendors and creditors as we relied on oral agreements. As a corrective action, all material transactions will be reviewed by both the Chief Executive Officer and Chief Financial Officer to ensure that all significant transactions are memorialized with written agreements and Board of Directors resolutions where applicable.

         (iii) Support for Cash Disbursement - We did not adequately maintain documentation in accordance with our policies and procedures for cash disbursements. As a corrective action, all cash disbursements will require two signatures and the signatories have been instructed not sign off on any disbursements unless all supporting documentation, in accordance with company policies, is presented with a disbursement request.

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

ITEM 2 - CHANGES IN SECURITIES

         On February 14, 2003, the Company issued 2,000,000 shares of newly created Series D $1.00 convertible preferred stock ("Series D stock") for a purchase price of $2,000,000 pursuant to a stock purchase and warrant agreement ("purchase agreement") with Stanford. On that date $1,500,000 of the purchase price was paid with $500,000 in cash and the conversion of $1,000,000 in bridge loans that Stanford granted to the Company in anticipation of the closing of the purchase agreement. The balance of the purchase price was paid on March 14, 2003. The Series D stock is convertible in common shares of the company at any time at the option of Stanford at the conversion rate of $0.06 per common share subject to certain anti-dilution adjustments. The Series D stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series D Stock is convertible. The purchase agreement also provided for the reduction to $0.001 per common share of the purchase price of 30,000,000 warrants that were issued to Stanford and their designated warrant holders as part of the Series B stock sale in April 2002. The reduced warrant exercise price will remain the same on a per share basis following the contemplated reverse stock split that was provided for in the purchase agreement. The warrants will be exercised at the time of such reverse stock split. Concurrently with the closing of the purchase agreement, the Company, Stanford and the CEO entered into a share exchange and note modification agreement ("modification agreement"). Under the modification agreement the CEO exchanged 7,000 shares of Series C stock of the Company for 11,666,667 common shares of the Company. The modification agreement provided for a reduction to $0.001 per common share of the exercise price of 6,092,000 warrants that were previously issued to the CEO. The reduced warrant price will remain the same based on the required exercising of the warrants at the time of a contemplated reverse stock split that was provided for in the purchase agreement.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------

99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

---------------
* Previously filed

(B) REPORTS ON FORM 8-K

On February 28, 2003, the Company filed a Current Report on Form 8-K dated February 14, 2003, reporting the issuance of Series D preferred stock to Stanford, the exchange of Silvano A. DiGenova's Series C preferred stock for common shares and the re-pricing of common stock warrants held by Stanford, Stanford's designated warrant holders and DiGenova.

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: March 19, 2003
                                       TANGIBLE ASSET GALLERIES, INC.

                                       By /s/ Silvano A. DiGenova
                                        ----------------------------------------
                                       Silvano A. DiGenova
                                       President and Chief Executive Officer

         Dated: March 19, 2003
                                        TANGIBLE ASSET GALLERIES, INC.

                                        By /s/ Paul Biberkraut
                                        ----------------------------------------
                                        Paul Biberkraut, Chief Financial Officer

                                 CERTIFICATIONS

I, Silvano DiGenova, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tangible Asset Galleries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

                                    By /s/ Silvano DiGenova
                                    -----------------------------------------
                                    Silvano DiGenova, Chief Executive Officer

I, Paul Biberkraut, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tangible Asset Galleries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

                                        By /s/ Paul Biberkraut
                                        ----------------------------------------
                                        Paul Biberkraut, Chief Financial Officer

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

Exhibit 99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.