Form 10QSB
period 2002-12-31
TANGIBLE ASSET GALLERIES INC
filed 2003-03-27
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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

     Yes  X       No
         -------    -------


     State the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

Title of each class of Common Stock             Outstanding as of March 14, 2003
-----------------------------------             --------------------------------
Common Stock, $0.001 par value                  52,878,130


     Transitional Small Business Disclosure Format (check one):

Yes        No   X
   -------   ------

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Consolidated Balance Sheets at December 31, 2002 (Unaudited) and June 30, 2002.

         Consolidated Statements of Operations (Unaudited) for the three months and six months ended December 31, 2002 and 2001.

         Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2002 and 2001.

         Notes to Interim Consolidated Financial Statements (Unaudited) at December 31, 2002.


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

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


                                   PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   TANGIBLE ASSET GALLERIES, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                     December 31,       June 30,
                                                                         2002             2002
                                                                     (Unaudited)        (Note 1)
                                                                     ------------     ------------
                                               ASSETS
CURRENT ASSETS
   Cash                                                              $    25,055      $    33,464
   Accounts receivable, net of allowance for uncollectible
      accounts of $282,300 (Sep. '02) and $25,000 (Jun. '02)           1,263,254        5,254,688
   Other Receivables                                                          --           26,844
   Inventories                                                         3,157,196        3,283,844
   Prepaid expense and other                                              24,078           55,157
   Notes receivable, net of allowance for uncollectible
      Accounts of $205,714 (Sep. '02) and $75,000 (Jun. '02)                  --          106,250
   Auction advances                                                      648,776        1,848,168
                                                                     ------------     ------------

      Total current assets                                             5,118,359       10,608,415

Property and equipment, net                                              250,999          361,524
Goodwill                                                                      --          591,521
Notes receivable, net of current portion                                      --           93,750
Other assets                                                              27,104          256,337
                                                                     ------------     ------------

      TOTAL ASSETS                                                   $ 5,396,462      $11,911,547
                                                                     ============     ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Lines of credit                                                   $ 2,500,000      $   376,393
   Accounts payable and accrued expenses                               2,750,511        6,962,934
   Notes payable to a related party                                      409,970               --
   Notes payable                                                       1,597,622        2,077,067
   Repurchase agreement                                                       --          556,361
   Obligations under capital lease                                            --            3,646
   Customer Deposits                                                          --          241,880
                                                                     ------------     ------------

      Total current liabilities                                        7,258,103       10,218,281
                                                                     ------------     ------------

LONG-TERM LIABILITIES
   Notes payable to a related party, net of current portion              950,000        1,000,000
   Notes payable, net of current portion                                   9,498            7,450
                                                                     ------------     ------------

      Total long-term liabilities                                        959,498        1,007,450
                                                                     ------------     ------------

         TOTAL LIABILITIES                                             8,217,601       11,225,731
                                                                     ------------     ------------


                                   TANGIBLE ASSET GALLERIES, INC.
                               CONSOLIDATED BALANCE SHEETS (Continued)

                                                                      December 31,         June 30,
                                                                          2002               2002
                                                                       (Unaudited)         (Note 1)
                                                                      -------------      -------------
Series A $5.00 redeemable 8% convertible preferred stock
   $0.001 par value, 1,400,000 shares designated, 125,000
   shares issued and outstanding with a liquidation preference
   of $5.10 per share                                                      604,124            570,788
                                                                      -------------      -------------

Series C $100.00 redeemable 9% convertible preferred stock
   $0.001 par value, $100 state value 7,000 shares designated,
   7,000 shares issued and outstanding with a liquidation
   preference of $100 per share                                            700,000            700,000
                                                                      -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 10,193,000 shares undesignated,
      none outstanding
    Series B convertible preferred stock $1.00 par value
      3,400,000 shares designated 3,400,000 shares issued
      and outstanding with a liquidation preference of $1.00
      per share                                                          2,966,500          2,966,500
   Common stock, $0.001 par value, 250,000,000 shares
      authorized; 41,211,463 (Sep. '02) and 41,211,463 (Jun '02)
      issued and outstanding                                                41,211             41,211
   Additional paid in capital                                            6,866,324          6,899,660
   Treasury stock                                                             (644)                --
   Accumulated deficit                                                 (13,998,654)       (10,492,343)
                                                                      -------------      -------------

         Total stockholders' equity (deficit)                           (4,125,263)          (584,972)
                                                                      -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  5,396,462       $ 11,911,547
                                                                      =============      =============

            See accompanying notes to unaudited interim consolidated financial statements

                                             TANGIBLE ASSET GALLERIES, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        UNAUDITED

                                                                  Six Months Ended                    Three Months Ended
                                                           December 31,      December 31,       December 31,       December 31,
                                                              2002               2001               2002               2001
                                                          -------------      -------------      -------------      -------------
Net sales                                                 $  7,156,679       $ 10,359,451       $  3,552,261       $  4,062,703
Commission income                                              792,042            226,209             21,914            226,209
                                                          -------------      -------------      -------------      -------------
TOTAL REVENUE
                                                             7,948,721         10,585,660          3,574,175          4,288,912

COST OF SALES                                                6,530,704          8,693,393          3,456,175          3,179,221
                                                          -------------      -------------      -------------      -------------

GROSS PROFIT                                                 1,418,017          1,892,267            118,000          1,109,691

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 3,876,423          2,691,461          1,720,738          1,217,639

IMPAIRMENT OF GOODWILL (NOTE 4)                                591,521                 --            591,521                 --
                                                          -------------      -------------      -------------      -------------

Loss from operations                                        (3,049,927)          (799,194)        (2,194,259)          (107,948)
                                                          -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
   Interest income                                              34,248             44,984                 --             25,478
   Interest expense                                           (358,110)          (607,185)          (231,109)          (318,900)
   Other expense, net                                          (67,654)            30,782            (63,036)            65,144
                                                          -------------      -------------      -------------      -------------

      Total other income (expense)                            (391,516)          (531,419)          (294,145)          (228,278)
                                                          -------------      -------------      -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                      (3,441,443)        (1,330,613)        (2,489,404)          (336,226)

INCOME TAX PROVISION                                             8,368                 --                801                 --
                                                          -------------      -------------      -------------      -------------

LOSS FROM CONTINUING OPERATIONS                             (3,449,811)        (1,330,613)        (2,489,205)          (336,226)
                                                          -------------      -------------      -------------      -------------

DISCONTINUED OPERATIONS
   Loss from operations of discontinued subsidiaries                --         (2,788,812)                --         (1,117,477)
   Loss on disposal of assets of Keystone subsidiary                --           (201,875)                --           (201,875)
                                                          -------------      -------------      -------------      -------------

   Loss from discontinued operations                                --         (2,990,687)                --         (1,319,352)
                                                          -------------      -------------      -------------      -------------

NET LOSS                                                  $ (3,449,811)      $ (4,321,300)      $ (2,489,205)      $ (1,655,578)
                                                          =============      =============      =============      =============

Calculation of net loss per share:
Net loss                                                  $ (3,449,811)      $ (4,321,300)      $ (2,489,205)      $ (1,655,578)
Preferred stock accretion                                      (33,336)                --            (16,668)                --
Preferred stock dividends                                      (56,500)           (11,000)           (28,250)                --
                                                          -------------      -------------      -------------      -------------

Net loss applicable to common shares                      $ (3,539,647)      $ (4,332,300)      $ (2,534,123)      $ (1,655,578)
                                                          =============      =============      =============      =============
NET LOSS PER SHARE
   from continuing operations                             $      (0.08)      $      (0.03)      $      (0.06)      $      (0.01)
   from discontinued operations                                     --              (0.08)                --              (0.03)
                                                          -------------      -------------      -------------      -------------
   from net loss, basic                                   $      (0.08)      $      (0.11)      $      (0.06)      $      (0.04)
                                                          =============      =============      =============      =============
   from net loss, fully diluted                           $      (0.08)      $      (0.11)      $      (0.06)      $      (0.04)
                                                          =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        41,211,463         38,316,069         41,211,462         39,006,114
                                                          =============      =============      =============      =============

                       See accompanying notes to unaudited interim consolidated financial statements

                                   TANGIBLE ASSET GALLERIES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              UNAUDITED

                                                                             Six Months Ended
                                                                       December 31,     December 31,
                                                                           2002            2001
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(3,449,811)      $(4,321,300)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                        76,403          498,157
      Bad debt                                                            130,714
      Loss on retirement of property and equipment                         49,921               --
      Loss on investments                                                  16,872               --
      Impairment of goodwill from continuing operations                   591,521               --
      Impairment of goodwill from discontinued operations                      --        2,138,841
      Fair value of options, warrants and common stock granted                 --          278,174
Changes in assets or liabilities:
   Accounts receivable                                                  3,991,434       (1,485,843)
   Other receivables                                                       26,844               --
   Inventories                                                            126,648        3,736,798
   Prepaid expenses and other                                              31,079            3,662
   Other assets                                                           209,284           15,402
   Auction advances, net                                                1,199,392               --
   Accounts payable and accrued expenses                               (4,212,423)        (785,657)
   Customer Deposits                                                     (241,880)              --
                                                                       -----------      -----------

Net cash (used in) provided by operating activities                    (1,454,002)          78,234
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                    (12,722)         (50,262)
   Collection on subsidiary sale note receivable                           69,286               --
   Issuance of notes receivable                                                --         (573,979)
   Acquisition of auction business assets                                      --         (200,000)
                                                                       -----------      -----------

Net cash provided by (used in) investing activities                        56,564         (824,241)
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under line of credit                                      2,500,000          193,612
   Repayments under line of credit                                       (376,393)              --
   Borrowings under notes payable                                       1,191,325               --
   Repayment under notes payable                                       (1,668,722)        (854,959)
   Borrowing under related party debt                                     359,970               --
   Repayments under related party debt                                         --         (219,708)
   Borrowings under repurchase agreement                                       --          955,394
   Repayments under repurchase agreement                                 (556,361)              --
   Payments on obligations under capital lease                             (3,646)          (5,248)
   Purchase of common stock                                                  (644)              --
   Issuance of Series A preferred stock, net of offering expenses              --          526,326
   Payment of dividends on preferred stock                                (56,500)              --
                                                                       -----------      -----------

Net cash provided by financing activities                               1,389,029          595,417
                                                                       -----------      -----------


                                   TANGIBLE ASSET GALLERIES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              UNAUDITED
                                             (CONTINUED)


                                                                        Six Months Ended
                                                                  December 31,      December 31,
                                                                      2002              2001
                                                                  ------------      ------------
Net decrease in cash and equivalents                                   (8,409)         (150,590)

Cash and cash equivalents, beginning of period                         33,464           226,425
                                                                  ------------      ------------

Cash and cash equivalents, end of period                          $    25,055       $    75,835
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest                                                    $   121,090       $   441,785
                                                                  ============      ============
      Income taxes                                                $       800       $        --
                                                                  ============      ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accretion of redemption value of Series A preferred stock      $    33,336       $        --
   Issuance of common stock as dividends on preferred stock       $        --       $    11,000
   Transfer of Keystone assets:
      Accounts receivable                                         $        --       $ 1,140,000
      Inventory                                                   $        --       $   921,664
      Assumptions of related party debt                           $        --       $(1,429,074)
      Accounts payable                                            $        --       $  (497,504)
      Notes receivable                                            $        --       $  (135,086)
   Acquisition of Superior
      Issuance of note payable                                    $        --       $   701,000
      Acquisition of fixed assets, net of cash                    $        --       $  (109,479)
      Acquisition of intangible assets                            $        --       $  (591,521)

            See accompanying notes to unaudited interim consolidated financial statements

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                    Unaudited

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

        In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period and three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements for the year ended June 30, 2002 contained in Tangible's consolidated financial statements included in its Annual Report on Form 10-KSB filed on February 19, 2003.

2.      DESCRIPTION OF BUSINESS

        Tangible and its wholly owned subsidiary Superior Galleries, Inc. ("Superior") (collectively the "Company") are primarily wholesalers, retailers and auctioneers of rare coins, fine art and collectibles. The Company is based in Beverly Hills, California and operates a retail sales unit in Newport Beach, California.

3.      AUCTION ADVANCES

        Superior has established a program of advancing consignment customers cash based on consigned inventory acquired for upcoming auctions. Superior can advance a customer up to 70% of a consigned coin(s) wholesale value. They will pay a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced, to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. The total advanced funds under these notes receivable was $648,776 as of December 31, 2002

4.      GOODWILL IMPAIRMENT

        Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill be tested for impairment on an annual basis. As the Company recorded goodwill for its purchase of its Superior subsidiary in July 2001, it has tested the goodwill for impairment during the quarter ended December 31, 2002. Management estimated the fair value of the reporting unit (i.e. Company as a whole) using a present value model on estimated future cash flows. This value was then adjusted to calculate the implied fair value of goodwill based on the allocation of the reporting units assets and liabilities. The calculation identified that the implied fair value was less than the carrying amount of goodwill, indicating that the goodwill has been impaired. Based on this analysis, goodwill was determined to be fully impaired and the Company has recorded an impairment of goodwill charge to operations of $591,521 during the quarter ended December 31, 2002.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                    Unaudited

5.      LINES OF CREDIT

        On January 31, 2002, Tangible's line-of-credit with First Bank & Trust was renegotiated to mature on September 30, 2002 and required principal payments to pay off the loan in full by the maturity date. The Company was unable to maintain the payment schedule and the line-of-credit was unpaid as the maturity date. The remaining principal obligation of $284, 868 was paid to the bank on December 10, 2002 with the proceeds from a promissory note executed in favor of the chief executive officer and principal stockholder ("CEO") (Note 7).

        On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bear interest at the prime lending rate plus 7% per annum (11.75% at June 30, 2002), are secured by the inventory of the Company and a personal guarantee of the Company's chief executive officer and a principal stockholder, and, are due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, is due on September 9, 2002, is secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). During February 2003, the Company's CEO meet with the executor of Lender Estate to discuss the renegotiation of the terms of the Line of Credit including the extension of payment terms. Although executor orally indicated his willingness to work with the Company to renegotiate the Line of Credit terms on a more favorable basis, there can be no assurance that with revised terms will be acceptable to the Company nor is there any guarantee that the Line of Credit will not be called for repayment at any time. The Company is currently seeking replacement financing through the efforts of Stanford Venture Capital Holdings, Inc. ("Stanford"), a principal stockholder on the basis that the Lender Estate will request repayment of the Line of Credit. There can be no assurance that the Company will be able to refinance this obligation at terms acceptable to the Company. As of December 31, 2002 the outstanding balance was $2,500,000.

6.      NOTES PAYABLE

        Notes payable consist of the following:

        Demand convertible note payable to a former director of the Company, bearing interest at the rate of 13.5%, interest payable monthly, with a profit sharing interest in a currently in-active subsidiary of the Company secured by inventory of the Company, convertible into common shares of the Company at the ratios of (a) $500,000 for 666,666 common shares and (b)$500,000 for the 500,000 common shares. As of December 31, 2002, the outstanding balance was $206,562. On January 22, 2003 the Company repaid the loan in full.

        Promissory note agreement dated July 3, 2001 to an investment group, secured by any future offering of equity securities bearing interest at an annual rate of 10%. The note was due on July 3, 2002. As of December 31, 2002 the outstanding balance was $31,250. The investment group agreed to extend the due date and on February 19, 2003 the Company repaid the loan in full.

        Note payable for the acquisition of the assets of Superior, secured by assets acquired, and guaranteed by the Company and its CEO. The loan provided for periodic payments through January 2002, however, the Company suspended loan payments. The Company renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest, established a new interest rate of 4.5% over the prime lending rate, to be paid in biweekly installments over one year. On November 1, 2002 the Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The company is making ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. As of December 31, 2002, the outstanding balance was $163,720

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                    Unaudited


        On October 9, 2002 the Company's subsidiary, Superior executed an inventory loan with another rare coin dealer in the amount of $1,011,975 for the purchase of new rare coin inventory from an unrelated third party. The loan bears interest of $75,000 through January 20, 2003 and thereafter bears interest at rate of 2.5% per month. The loan is secured by the rare coin inventory purchased with the proceeds of the loan. All proceeds from the sales of the rare coins securing the loan will be applied first against the loan principal and interest. As of December 31, 2002, the outstanding balance was $1,011,975. The loan was repaid in full on February 4, 2003.

        On November 1, 2002, the Company's subsidiary, Superior, executed an inventory loan with another rare coin dealer in the amount of $179,350 secured by specific inventory owned by Superior. The loan bears interest of $7,500 through January 31, 2003 and thereafter bears interest at the rate of 1.5% per month. All proceeds from the sales of the coins securing the loan will be applied first against the loan principal and interest. As of December 31, 2002, the outstanding balance was $179,350. The loan was repaid in full on March 14, 2003.

        Long-term loan agreement dated October 17, 2000, secured by a delivery van, payable in 60 monthly installments of principal and interest at an annual interest rate of 5.9%. As of December 31, 2002, the outstanding balance was $14,262 of which $4,764 is due in one year or less.


7.      NOTES PAYABLE TO A RELATED PARTY

        Subordinated note payable to the Company's CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments have been made. As the chief executive officer did not enforce the repayment obligation, the amount has been classified as long term. On February 14, 2003, the terms of the note was modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on October 1, 2003 and for interest to be paid monthly. As of the December 31, 2002, the outstanding balance was $1,000,000 of which $50,000 is due in one year or less.

        On December 10, 2002 the Company's CEO advanced $289,970 to Company for the purpose of paying off the line of credit and outstanding interest with First Bank & Trust (Note 5). The Company executed a promissory note in favor of the CEO in the amount of $289,970 payable on demand and bearing interest at the rate of 12% per annum. As of the December 31, 2002, the outstanding balance was $289,970.

        On December 13, 2002 the CEO advanced $70,000 to Company for the working capital purposes. The Company executed a promissory note in favor of the CEO in the amount of $70,000 payable on demand and bearing interest at the rate of 12% per annum. As of the December 31, 2002, the outstanding balance was $70,000.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                    Unaudited

8.      COMMITMENTS

        On August 6, 2002, the Company entered into five year lease agreement commencing on October 1, 2002 for the rental of approximately 7,000 square feet of office and gallery space that serves as the Company's corporate headquarters in Beverly Hills, California. The annual base rent per year is $187,758. Effective February 24, 2003, the Company moved its corporate headquarters from its Newport Beach location to Beverly Hills.

9.      SUBSEQUENT EVENTS

        On January 3, 2003 the Company entered into a Bridge Loan Agreement ("Bridge Loan") with Stanford in the amount of $500,000. The Bridge Loan bears interest at the rate of 8% per annum and due at the earlier of six months or the closing of Stanford's purchase of shares of the Company's Series D Convertible Preferred Stock. In addition, another $500,000 was received on January 16, 2003 under similar terms. The aggregate $1,000,000 had been advanced against a $2,000,000 sale of Series D convertible preferred stock to Stanford that closed on February 14, 2003.

        On February 14, 2003, the Company issued 2,000,000 shares of newly created Series D $1.00 convertible preferred stock ("Series D stock") for a purchase price of $2,000,000 pursuant to a stock purchase and warrant agreement ("purchase agreement") with Stanford. On that date $1,500,000 of the purchase price was paid with $500,000 in cash and the conversion of $1,000,000 in bridge loans that Stanford granted to the Company in anticipation of the closing of the purchase agreement. The balance of the purchase price less interest on due on the converted bridge loans was paid on March 14, 2003. The Series D stock is convertible into common shares of the company at any time at the option of Stanford at the conversion rate 16.67 common shares for each Series D share subject to certain anti-dilution adjustments. The Series D stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series D stock is convertible. The purchase agreement also provided for the reduction to $0.001 per common share of the purchase price of 30,000,000 warrants that were issued to Stanford and their designated warrant holders as part of the Series B stock sale in April 2002. The reduced warrant price will remain the same on a per-share basis following a contemplated reverse stock split that was provided for in the purchase agreement. The warrants will be exercised at the time of such reverse stock split. Concurrently with the closing of the purchase agreement, the Company, Stanford and the CEO enter into a share exchange and note modification agreement ("modification agreement"). Under the modification agreement the CEO exchanged 7,000 Series C shares of the Company for 11,666,667 common shares of the Company. The modification agreement provided for a reduction to $0.001 per common share of the exercise price of 6,902,000 warrants that were previously issued to the CEO. The previously issued warrants consist of 4,000,000 warrants issued in connection with the Series B stock in April 2002 and 2,902,000 warrants issued in connection with personal loan guarantees by the CEO for the Company's debt. The reduced warrant price will remain the same based on the required exercising of the warrants at the time of a contemplated reverse stock split that was provided for in the purchase agreement. Additionally, the CEO agreed to amend his $1,000,000 promissory note from the Company, to provide that quarterly principal payments of $50,000 would commence on September 30, 2003.

        On February 21, 2003, Superior entered into an auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC is $2,000,000 and it bears interest at a rate of 10% per annum. The Auction LOC is secured by the collateralization of inventory consigned by Superior auction advance customers and the assignment of the auction advance agreements to the private lender. The lender can terminate this arrangement at any time. As of March 10, 2003 the Company has advanced $1,000,000 from the Auction LOC.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                    Unaudited


10.     GOING CONCERN

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

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                    Unaudited


        Additionally, the Company is attempting to refinance a $2.5 million dollar line of credit (Note 4) that is in default and callable by the creditor. Although management does not anticipate the creditor calling the loan, there can be no assurance that this obligation will not become immediately due. Given the current cash position of the Company, it would be unable to satisfy this obligation in cash. The Company has begun preliminary discussions both with Stanford and the creditor about the potential refinancing of the line of credit, but there can be no assurance that this obligation will be able to be refinanced on terms acceptable to the Company.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                    6 Months Ended         6 Months Ended
                                                  December 31, 2002       December 31, 2001
                                                 ---------------------   --------------------
Net Sales                                                       90.0%                  97.9%
Commission Income                                               10.0%                  2.10%
                                                 ---------------------   --------------------
Total Revenue                                                  100.0%                 100.0%
Cost of Sales                                                   82.2%                  82.1%
                                                 ---------------------   --------------------
Gross Profit                                                    17.8%                  17.9%
Selling, general and administrative expenses                    48.8%                  25.4%
Impairment of goodwill                                           7.4%                   0.0%
                                                 ---------------------   --------------------
Loss from operations                                           -38.4%                  -7.5%
Other income (expense)                                          -4.9%                  -5.0%
                                                 ---------------------   --------------------
Loss before income taxes                                       -43.3%                 -12.5%
Income taxes                                                     0.1%                  -0.0%
                                                 ---------------------   --------------------
Loss from continuing operations                                -43.4%                 -12.5%
Discontinued operations                                         -0.0%                 -28.3%
                                                 ---------------------   --------------------
Net Loss                                                       -43.4%                 -40.8%
                                                 =====================   ====================


FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

         The Company's loss from continuing operations for the six months ended December 31, 2002 was $3,449,811 or $0.08 per share on both a basic and diluted basis, an increase in the loss of $2,119,198 as compared to a loss from continuing operations of $1,330,613 or $0.03 per share on both a basic and diluted basis for the six months ended December 31, 2001. The increase in loss in the six months ended December 31, 2002 was primarily due to the decreases in margins on rare coins sales, the write-down to market of inventory, increases in expenses associated with rare coin auction and retail operations and the impairment of goodwill of $591,521. The Company's results for six months ended December 31, 2001 included losses from the discontinued operations in the amount of $2,990,687 from the Gehringer & Kellar, Inc. d/b/a Keystone Coin & Stamp Exchange ("Keystone") and HotelInteractive, Inc. ("HI") units that were sold in November 2001 and February 2002 respectively.

REVENUES

         The table below reflects the comparative breakdown of the Company's aggregate sales:

                                       Six months Ended                  Six months Ended
                                      December 31, 2002                 December 31, 2001
                                  --------------------------       ---------------------------
Net Sales
   Rare Coins - Wholesale            $ 2,644,386   33.2%               $ 3,660,630   34.6%
   Rare Coins - Retail                 3,846,737   48.4                  6,246,898   59.0
   Art, Collectibles & Other             665,556    8.4                    451,923    4.3
                                  -------------------------       --------------------------
Total Net Sales                        7,156,679   90.0                 10,359,451   97.9
Commission Income                        792,042   10.0                    226,209    2.1
                                  -------------------------       --------------------------
TOTAL REVENUE                        $ 7,948,721  100.0%               $10,585,660  100.0%
                                  =========================       ==========================

         Total revenue for the six months ended December 31, 2002 decreased $2,636,939 or 24.9% to $7,948,721 from $10,585,660 for the six months ended
December 31, 2001. This decrease in revenues is primarily due to the inclusion of the wholesale and retail rare coins sales from the Tangible Collectibles, Inc. ("TCI") division that diminished subsequent to the termination of sales and marketing agreement with a sales representative after September 30, 2001. Wholesale rare coin sales for the six months ended December 31, 2002 provided 33.2% of aggregate revenue as compared to 34.6% of aggregate revenue for the comparable period from 2001, representing a decrease in revenue of $1,016,244 or 27.8%. This decrease was primarily due to the inclusion of wholesale sales from TCI in 2001. Retail rare coin sales for the six months ended December 31, 2002 provided 48.4% of aggregate revenue as compared to 59.0% of aggregate revenue for the comparable period from 2001, representing a decrease in revenue of $2,400,161 or 38.4%. This decrease was primarily due the inclusion of retail sales from TCI in 2001. Fine art, collectibles and other sales for the six months ended December 31, 2002 increased $213,633 to $665,556 from $451,923 in the six months ended December 31, 2001, primarily as result of the decision to use third party auction houses to sell off art inventory with lower reserve prices to realize cash flow from slow moving inventory. Commission income for the six months ended December 31, 2002 increased $565,833 or 250.1% to $792,042 from $226,209 for the six months ended December 31, 2002. The increase in commission income was primarily the result of two rare coin auctions held in August and September 2002 that did not occur in the comparable period in 2001. There was only one rare coin auction during the six months ended December 31, 2001.

COST OF SALES

         Cost of sales for the six months ended December 31, 2002 decreased $2,162,689 to $6,530,704, or 82.2% of net revenue, from $8,693,393, or 82.1% of revenue sales for the six months ended December 31, 2001. Excluding the impact of commission income, cost of sales as a percentage of revenue in the current period increased over the comparable period in 2001. This was due to the aggressive pricing of inventory to generate cash flow, the mark-down of art inventory to reflect the weakness in the market place and unfavorable fluctuations in the margins on rare coin sales experienced during the latter part of the current period. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue and margins between wholesale and retail rare coins, fine art and collectibles, and commission income will vary from period to period.

GROSS PROFIT

         Gross profit for the six months ended December 31, 2002 decreased $474,250 to $1,418,017, or 17.8% of net revenue, for the six months ended December 31, 2002 from $1,892,267 or 17.9% of net revenue, for the six months ended December 31, 2001. Excluding the impact of commission income, gross profit as a percentage of revenue decreased in the current period over the comparable period in 2001. This was due to the aggressive pricing of inventory to generate cash flow, the mark-down of art inventory to reflect the weakness in the market place and unfavorable fluctuations in the margins on rare coin sales experienced during the latter part of the current period. The gross profit as a percentage of revenue will vary from period to period as the mix of revenue and margins between wholesale and retail rare coins, fine art and collectibles, and commission income will vary from period to period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the six months ended December 31, 2002 increased $1,184,962 or 44.0% to $3,876,423 from $2,691,461 for the six months ended December 31, 2001. These expenses represent 48.8% of aggregate revenue for the six months ended December 31, 2002 as compared to 25.4% of aggregates revenue for the six months ended December 31, 2001. The significant increase in these expenses as percentage of revenue is related to inclusion of costs associated with commission income from auction operations as a component of selling, general and administrative expenses versus cost of sales for revenue generated from sale of the Company's inventory. The current period included a $418,000 fee to be the official auctioneer at a national rare coin trade show. Marketing costs increased over the comparable period in 2001 as the Company began to enhance its retail sales operations. Legal and audit fees increased as result of more stringent regulatory reporting requirements. Additionally, the Company incurred two unusual bad debts related to a note receivable and an auction customer in the amounts of $130,714 and $200,000 respectively.

IMPAIRMENT OF GOODWILL

         In July 2001, the Company recorded goodwill of $591,521 in connection with acquisition of its Superior unit. Based on management's annual fair value assessment to determine the impairment, if any, of goodwill, it was determined that the Superior goodwill purchased had become fully impaired resulting in charge of $591,521 for the six months ended December 31, 2002.

OTHER INCOME AND EXPENSES

         Other expenses for the six months ended December 31, 2002 decreased $139,903 to $391,516 from $531,419 for the six months ended December 31, 2001. This decrease was primarily due to the $249,075 reduction of interest expense, but was partially offset by the write-off of computer software and investments in customer lists totaling $67,654. The interest expense reduction was the result of the absence of working capital loans for TCI that were included in the comparable period in 2001.

PROVISION FOR INCOME TAXES

         Although the Company incurred losses for the six month periods ending December 31, 2002 and 2001, the Company incurred income taxes expenses for state and other minimum taxes in the amount of $8,638 and $0 for the six month periods ending December 31, 2002 and 2001 respectively.

LOSS FROM DISCONTINUED OPERATIONS

         The loss from discontinued operations of $2,990,687 for the six months ended December 31, 2001 is the result of the sale of the business operations of Keystone in November 2001 and the sale of HI in February 2002.


FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

         The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                  3 Months Ended         3 Months Ended
                                                December 31, 2002       December 31, 2001
                                               ---------------------   --------------------
Net Sales                                                     99.4%                  94.7%
Commission Income                                              0.6%                   5.3%
                                               ---------------------   --------------------
Total Revenue                                                100.0%                 100.0%
Cost of Sales                                                 96.7%                  74.1%
                                               ---------------------   --------------------
Gross Profit                                                   3.3%                  25.9%
Selling, general and administrative expenses                  48.1%                  28.4%
Impairment of goodwill                                       -16.5%                  0.00%
                                               ---------------------   --------------------
Loss from operations                                         -61.4%                  -2.5%
Other income (expense)                                        -8.2%                  -5.3%
                                               ---------------------   --------------------
Loss before income taxes                                     -69.6%                  -7.8%
Income taxes                                                   0.0%                  -0.0%
                                               ---------------------   --------------------
Loss from continuing operations                              -69.6%                  -7.8%
Discontinued operations                                       -0.0%                 -30.8%
                                               ---------------------   --------------------
Net Loss                                                     -69.6%                 -38.6%
                                               =====================   ====================


The Company's loss from continuing operations for the three months ended December 31, 2002 was $2,488,404 or $0.06 per share on both a basic and diluted basis, an increase in the loss of $2,152,979 as compared to a loss from continuing operations of $366,226 or $0.01 per share on both a basic and diluted basis for the three months ended December 31, 2001. The increase in loss in the three months ended December 31, 2002 was primarily due to the decreases in margins on rare coins sales, the absence of significant auction revenue, the impairment of goodwill, the write-down to market of inventory and increases in expenses associated with rare coin auction and retail operations. The Company's results for three months ended December 31, 2001 included losses from the discontinued operations in the amount of $1,319,352 from the Gehringer & Kellar, Inc. d/b/a Keystone Coin & Stamp Exchange ("Keystone") and HotelInteractive, Inc. ("HI") units that were sold in November 2001 and February 2002 respectively.

REVENUES

         The table below reflects the comparative breakdown of the Company's aggregate sales:

                                  --------------------------       ---------------------------
                                         Three Months Ended                Three Months Ended
                                          December 31, 2002                 December 31, 2001
                                  --------------------------       ---------------------------
Net Sales
   Rare Coins - Wholesale            $ 1,310,025   36.7%               $ 1,012,216   23.6%
   Rare Coins - Retail                 1,718,059   48.0                  2,711,824   63.2
   Art, Collectibles & Other             524,177   14.7                    338,663    7.9
                                  ------------------------------------------------------------
Total Net Sales                        3,552,261   99.4                  4,062,703   94.7
Commission Income                         21,914    0.6                    226,209    5.3
                                  ------------------------------------------------------------
TOTAL REVENUE                        $ 3,574,175  100.0%               $ 4,288,912  100.0%
                                  ============================================================

         Total revenue for the three months ended December 31, 2002 decreased $714,737 or 16.7% to $3,574,175 from $4,288,912 for the three months ended
December 31, 2001. This decrease in revenues is primarily due to the inclusion of retail rare coins sales from the Tangible Collectibles, Inc. ("TCI") division that diminished subsequent to the termination of sales and marketing agreement with a sales representative after September 30, 2001. Wholesale rare coin sales for the three months ended December 31, 2002 provided 36.7% of aggregate revenue as compared to 23.62% of aggregate revenue for the comparable period from 2001, representing an increase in revenue of $297,809 or 29.4%. This increase was primarily due to aggressive pricing of rare coins to generate cash flow for operations. Retail rare coin sales for the three months ended December 31, 2002 provided 48.0% of aggregate revenue as compared to 63.2% of aggregate revenue for the comparable period from 2001, representing a decrease in revenue of $993,765 or 36.6%. This decrease was primarily due the inclusion of retail sales from TCI in 2001. Fine art, collectibles and other sales for the three months ended December 31, 2002 increased $185,514 to $524,177 from $338,663 in the three months ended December 31, 2001, primarily as result of more aggressive pricing of art inventory. Commission income for the three months ended December 31, 2002 decreased $204,295, or 90.3% to $21,914 from $226,209 for the comparable period in 2001. This increase was primarily due to absence of rare coin auctions in the three months ended December 31, 2002.

COST OF SALES

         Cost of sales for the three months ended December 31, 2002 increased $276,954 to $3,456,175, or 96.7% of net revenue, from $3,179,221 or 74.1% of revenue sales for the three months ended December 31, 2001. The increase in cost of sales as a percentage of revenue in the current period over comparable period in 2001 was due to the aggressive pricing of inventory to generate cash flow, the mark-down of art inventory to reflect the weakness in the market place, the absence of commission income from rare coin auctions and unfavorable fluctuations in the margins on rare coin sales experienced during the latter part of the current period. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, fine art and collectibles, and commission income will vary from period to period.

GROSS PROFIT

         Gross profit for the three months ended December 31, 2002 decreased $991,691 to $118,000 or 3.3% of net revenue, for the three months ended December 31, 2002 from $1,109,691 or 25.9% of net revenue, for the three months ended December 31, 2001. The decrease in gross profit as a percentage of revenue in the current period over the comparable period in 2001 was primarily due to the aggressive pricing of inventory to generate cash flow, the mark-down of art inventory to reflect the weakness in the market place, the absence of commission income from rare coin auctions and unfavorable fluctuations in the margins on rare coin sales experienced during the latter part of the current period. The gross profit as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, fine art and collectibles, and commission income will vary from period to period.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended December 31, 2002 increased $503,099 or 41.3% to $1,720,738 from $1,217,639 for the three months ended December 31, 2001. These expenses represent 48.1% of aggregate revenue for the three months ended December 31, 2002 as compared to 28.4% of aggregate revenue for the three months ended December 31, 2001. The significant increase in these expenses as percentage of revenue was related to inclusion of costs associated with auction operations incurred in the current period for two auctions to be held in January and February 2003, the increase in marketing and administrative costs in support retail rare coin operations and, the unusual charges to bad debts related to a note receivable and an auction customer in the amounts of $130,714 and $200,000 respectively.

IMPAIRMENT OF GOODWILL

         In July 2001, the Company recorded goodwill of $591,521 in connection with acquisition of its Superior unit. Based on management's annual fair value assessment to determine the impairment, if any, of goodwill, it was determined that the Superior goodwill purchased had become fully impaired resulting in charge of $591,521 for the three months ended December 31, 2002.

OTHER INCOME AND EXPENSES

         Other expenses for the three months ended December 31, 2002 increased $65,867 to $294,145 from $228,278 for the three months ended December 31, 2001. This increase was primarily due to the write-off of computer software and investments in customer lists.

PROVISION FOR INCOME TAXES

         Although the Company incurred loss for the three month periods ending December 31, 2002 and 2001, the Company incurred income taxes expenses for state and other minimum taxes in the amount of $801 and $0 for the three month periods ending December 31, 2002 and 2001 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had a working capital deficiency of $2,139,744, incurred an operating loss of $3,449,811 and used cash in operating activities of $1,454,002 for the six month period ending December 31, 2002. We expect to continue to incur additional losses in the current fiscal year. Given our December 31, 2002 cash balance of $25,055 and our projected operating cash requirements, we anticipate that our existing capital resources will not be adequate to satisfy our cash flow requirements through June 30, 2003. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast, expenses are higher that forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. During the current period, we have incurred defaults under our line of credit and the long-term notes. We negotiated extended payment terms with our creditors. However, there is no guarantee the lenders will continue to negotiate in the future, and the lenders may declare amounts owed by us due and payable. Subsequent to December 31, 2002, we remained in default under the line of credit. We do not expect future fixed obligations through June 30, 2003 to be paid by cash generated from operating activities. We intend to satisfy fixed obligations from, but not limited to the following: (i) additional debt/equity financings; (ii) extending vendor payments; and (iii) liquidation of art inventory.

OPERATING ACTIVITIES

         Cash decreased $8,409 for the six months ended December 31, 2002 to $25,055 from $33,464 at June 30, 2002.

         Cash used in our operating activities totaled $1,454,002 resulting primarily from the company's net loss of $3,449,811 and decreases in accounts payable of $4,212,423, offset by repayments of auction advances of $1,199,392 and decreases in accounts receivable of $3,991,434.

         We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly and by employing efforts to reduce our inventory of fine arts and collectibles, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

         Cash provided by investing activities for the six months ended December 31, 2002 was $56,564 consisting of $69,286 received as payment against note receivable from the sale of the HI subsidiary offset by purchase of property and equipment in the amount of $12,722.

FINANCING ACTIVITIES

         We have incurred loss since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $1,389,029 for six months ended December 31, 2002 reflected by the following transactions:

         FINANCING ACTIVITIES - DEBT

         On November 16, 2000, the Company's TCI unit executed a demand convertible note payable ("demand note") to a former director of the Company, bearing interest at the rate of 13.5%, interest payable monthly, with a profit sharing interest in TCI, secured by inventory of the Company and TCI, and, convertible into common shares of the Company at the ratios of (a) $500,000 for 666,666 common shares and (b)$500,000 for the 500,000 common shares. As of December 31, 2002, the outstanding balance was $206,562. During the six months ended December 31, 2002, the demand note was reduced by $182,948. On January 22, 2003 the Company repaid the demand note in full.

         On July 3, 2001, the Company executed a promissory note agreement dated July 3, 2001 to an investment group, secured by any future offering of equity securities bearing interest at an annual rate of 10%. The note was due on July 3, 2002. As of December 31, 2002 the outstanding balance was $31,250. During the six months ended December 31, 2002, the note was reduced by $37,500. The investment group agreed to extend the due date and on February 19, 2003 the Company repaid the note in full.

         On July 6, 2001, the Company executed a note payable for the acquisition of the assets of Superior, secured by assets acquired, and guaranteed by the Company and its CEO. The loan provided for periodic payments through January 2002, however, the Company suspended loan payments. The Company renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest, established a new interest rate of 4.5% over the prime lending rate, to be paid in biweekly installments over one year. On November 1, 2002 the Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The company is making ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. As of December 31, 2002, the outstanding balance was $165,532. During the six months ended December 31, 2002, the note was reduced by $212,715.

         On July 6, 2001, as a part of the asset purchase transaction for Superior, Superior executed a revolving promissory note ("line-of-credit") with the seller of the assets in the aggregate amount of $3,000,000 bearing interest at 4% over the prime rate and secured by assignment of the notes receivable from consignors of property to Superior. Such notes were received by Superior as evidence of loans made by Superior to such consignors with repayment of the notes from the proceeds of the sale of irrevocably consigned property by such consignors through Superior. Each note was secured by the consigned property associated with each consignor. The line-of-credit was due on July 5, 2002 and was repaid in full on July 9, 2002. During the six months ended December 31, 2002 the line of credit was reduced by $1,018,015.

         On November 20, 2001, the Company entered into a repurchase agreement with an individual (the "Buyer") providing for the sale of rare coins to the Buyer for an aggregate purchase price of $1,176,000, and granting the Company a non-exclusive right to repurchase and re-sell the coins (if the Buyer declares the coin available for sale) at the original sale price to the Buyer (an aggregate amount of $1,176,000) at any time during the term of the agreement until the expiration date on May 20, 2002. The repurchase agreement also grants the Company the non-exclusive obligation to market the coins that are the subject of the repurchase agreement and if the Company exercises the right to repurchase, the Company must share with the Buyer 50% of the gross profit realized on the subsequent sale of each coin repurchased. In addition, the repurchase agreement provides for the obligation of the Company to repurchase, at expiration date and at the option of the Buyer, any coin still outstanding under the repurchase agreement at a repurchase price at 106% of the original sale price to the Buyer. Since the Company has the obligation to market the coins that are the subject of the repurchase agreement, the sale of the coins to the Buyer is not substantially complete until the coins are marketed, repurchased and sold to third parties. Accordingly, only those coins which the Company has re-marketed and sold to third party buyers are recorded and recognized as sales, and the aggregate value of the coins remaining under and subject to the repurchase agreement are classified as inventory until such third party sale is completed. Subsequent to May 20, 2002, the parties verbally extended the agreement, and the Company, in August 2002, repurchased all the remaining coins from the individual to satisfy the obligation under the repurchase agreement and the liability was recorded as trade accounts payable due to the individual. Accordingly, the repurchase agreement in the amount was repaid in the amount of $556,361 during the six months ended December 31, 2002.

         On January 31, 2002, Tangible's line-of-credit with a bank was renegotiated to mature on September 30, 2002 and required principal payments to pay off the loan in full by the maturity date. The Company was unable to maintain the payment schedule and the line-of-credit was unpaid as the maturity date. The remaining principal obligation of $284, 868 was paid to the bank on December 10, 2002 with the proceeds from a promissory note executed in favor of the chief executive officer and principal stockholder ("CEO"). During the six months ended December 31, 2002, the line-of-credit was reduced by $376,393.

         On February 6, 2002, the Company issued a secured promissory note in the amount of $209,000 to an individual and customer. The note was non-interest bearing and was to mature on May 6, 2002. On May 7, 2002, the note was amended by agreeing to pay the balance over seven equal bi-weekly installments including interest at the rate of 10% per annum. During the six months ended December 31, 2002, the note was reduced by $149,286 and was paid in full.

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bear interest at the prime lending rate plus 7% per annum (11.75% at June 30, 2002), are secured by the inventory of the Company and a personal guarantee of the Company's chief executive officer and a principal stockholder, and, are due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, is secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). Although the executor orally indicated his willingness to work with the Company to renegotiate the Line of Credit terms on a more favorable basis, there can be no assurance that the revised terms will be acceptable to the Company nor is there any guarantee that the Line of Credit will not be called for repayment at any time. The Company is currently seeking replacement financing through the efforts of Stanford Venture Capital Holdings, Inc. ("Stanford"), a principal stockholder on the basis that the Lender Estate will request repayment of the Line of Credit. There can be no assurance that the Company will be able to refinance this obligation at terms acceptable to the Company. As of December 31, 2002 the outstanding balance was $2,500,000. No payments were made to reduce the Line of Credit during the six months ended December 31, 2002.

         On October 9, 2002 the Company's subsidiary, Superior, executed an inventory loan with another rare coin dealer in the amount of $1,011,975 for the purchase of new rare coin inventory from an unrelated third party. The loan bears interest of $75,000 through January 20, 2003 and thereafter bears interest at rate of 2.5% per month. The loan is secured by the rare coin inventory purchased with the proceeds of the loan. All proceeds from the sales of the rare coins securing the loan will be applied first against the loan principal and interest. As of December 31, 2002, the outstanding balance was $1,011,975. The loan was repaid in full on February 4, 2003.

         On November 1, 2002, the Company's subsidiary, Superior, executed an inventory loan with another rare coin dealer in the amount of $179,350 secured by specific inventory owned by Superior. The loan bears interest of $7,500 through January 31, 2003 and thereafter bears interest at the rate of 1.5% per month. All proceeds from the sales of the coins securing the loan will be applied first against the loan principal and interest. As of December 31, 2002, the outstanding balance was $179,350. The loan was repaid in full on March 14, 2003.

         On December 10, 2002 the Company's CEO advanced $289,970 to Company for the purpose of paying off the line of credit and outstanding interest with First Bank & Trust. The Company executed a promissory note in favor of the CEO in the amount of $289,970 payable on demand and bearing interest at the rate of 12% per annum. As of the December 31, 2002, the outstanding balance was $289,970.

         On December 13, 2002 the CEO advanced $70,000 to Company for the working capital purposes. The Company executed a promissory note in favor of the CEO in the amount of $70,000 payable on demand and bearing interest at the rate of 12% per annum. As of the December 31, 2002, the outstanding balance was $70,000.

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

         OTHER LIQUIDITY PLANS

         In November 2002, we began to reduce our operations focused on the fine art and collectibles ("Art") segment of our business. We have a plan in place to liquidate our Art inventory by December 31, 2003. These plans include using both our own and third party auction houses and Internet sites to sell our inventory. From July 1, 2002 through February 28, 2003, we have sold approximately $450,000 of our Art inventory while still maintaining modest gross margins on these sales. In connection with the liquidation of our inventory we determined that net realizable would be less than our carrying cost and as of December 31, 2002 we recorded a reserve against the Art inventory in the amount of $235,000 or approximately 20%. We will continue to monitor the recoverability of the art inventory and assess whether or not additional reserves are necessary. In addition to the inventory liquidation, we have had a reduction in workforce of 4 employees and we will be decreasing our sales and marketing expenditure related to the Art business segment. However, we will continue to act, on a limited basis, as a consignment auctioneer and dealer in some areas of the Art business segment.

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

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the six months ended December 31, 2002 and does not have any plans for material capital expenditures through the current fiscal year ending June 30, 2003.

         Pursuant to a lease agreement executed on August 6, 2002, the Company extended the effective October 1, 2002 on approximately 7,000 square feet for its corporate headquarters and primary gallery located in Beverly Hills, California. The monthly base rent is $15,646 and the lease will expire on September 30, 2007.

RISK FACTORS

WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES, AND LIMITED WORKING CAPITAL.

         We may not become profitable or significantly increase our revenues. We incurred a net loss of $7,904,589 for the twelve months ended June 30, 2002, and a net loss of $3,449,811 for the six months ended December 31, 2002. We intend to implement several initiatives which we believe will enable us to return to profitability, including exiting unprofitable lines of business, reducing manpower and other costs, and focusing on higher margin products. Our working capital deficiency at December 31, 2002 was $2,139,744, which reflects a significant decrease from our working capital of $390,134 at June 30, 2002. There can be no assurance that our revenue or results of operations will not decline further in the future, that we will not continue to have losses, or that we will be able to continue funding such losses if they continue. The limited capital could adversely affect our ability to continue our operations.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Offer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 14, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date. In connection with the audit of our financial statements for the year ended June 30, 2003, as reported on Form 10-KSB filed on February 19, 2003, there were three significant deficiencies and material weaknesses in our internal controls for which corrective actions were required and undertaken as follows:

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

         (ii) Lack of Memorializing Transactions - We did not adequately document transactions in writing with customers, vendors and creditors as we relied on oral agreements. As a corrective action, all material transactions will be reviewed by both the Chief Executive Officer and Chief Financial Officer to ensure that all significant transactions are memorialized with written agreements and Board of Directors resolutions where applicable.

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

A) EXHIBITS

EXHIBIT NO.       DESCRIPTION

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




Dated: March 26, 2003                  TANGIBLE ASSET GALLERIES, INC.


                                       By /s/ Silvano A. DiGenova
                                       ----------------------------------
                                       Silvano A. DiGenova
                                       President and Chief Executive Officer



Dated: March 26, 2003                  TANGIBLE ASSET GALLERIES, INC.


                                       By /s/ Paul Biberkraut
                                       ----------------------------------
                                       Paul Biberkraut, Chief Financial Officer

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

Date: March 26, 2003



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

Date: March 26, 2003



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