Form 10QSB
period 2003-03-31
TANGIBLE ASSET GALLERIES INC
filed 2003-05-08
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

     (Mark One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

     For the quarterly period ended March 31, 2003

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

     Yes  X       No
         ---         ---

     State the number of shares outstanding of each of the issuer's class of common stock as of the latest practicable date:

    Title of each class of Common Stock       Outstanding as of May 2, 2003
    -----------------------------------       -----------------------------
    Common Stock, $0.001 par value            52,813,699

     Transitional Small Business Disclosure Format (check one):

Yes        No  X
    ---       ---

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets at March 31, 2003 (Unaudited) and June 30, 2002.

         Consolidated Statements of Operations (Unaudited) for the three months and nine months ended March 31, 2003 and 2002.

         Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2003 and 2002.

         Notes to Interim Consolidated Financial Statements (Unaudited) at March 31, 2003.

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

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         TANGIBLE ASSET GALLERIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,        June 30,
                                                                         2003             2002
                                                                      (Unaudited)       (Note 1)
                                                                     -------------   -------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                              $    696,671    $     33,464
   Accounts receivable, net of allowance for uncollectible
      accounts of $278,050 (Mar. '03) and $25,000 (Jun. '02)            2,657,929       5,254,688
   Other receivables                                                           --          26,844
   Inventories                                                          3,506,568       3,283,844
   Prepaid expense and other                                               42,949          55,157
   Notes receivable, net of allowance for uncollectible
      accounts of $205,714 (Mar. '03) and $75,000 (Jun. '02)                   --         106,250
   Auction advances                                                     1,523,172       1,848,168
                                                                     -------------   -------------

      Total current assets                                              8,427,289      10,608,415

Property and equipment, net                                               224,672         361,524
Goodwill                                                                       --         591,521
Notes receivable, net of current portion                                       --          93,750
Other assets                                                               15,479         256,337
                                                                     -------------   -------------

      TOTAL ASSETS                                                   $  8,667,440    $ 11,911,547
                                                                     =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Lines of credit                                                   $  2,500,000    $    376,393
   Accounts payable and accrued expenses                                4,565,378       6,962,934
   Notes payable to a related party                                       459,970              --
   Notes payable                                                          711,994       2,077,067
   Repurchase agreement                                                        --         556,361
   Obligations under capital lease                                             --           3,646
   Customer deposits                                                           --         241,880
                                                                     -------------   -------------

      Total current liabilities                                         8,237,342      10,218,281
                                                                     -------------   -------------
LONG-TERM LIABILITIES
   Notes payable to a related party, net of current portion               900,000       1,000,000
   Notes payable, net of current portion                                    8,262           7,450
                                                                     -------------   -------------

      Total long-term liabilities                                         908,262       1,007,450
                                                                     -------------   -------------

         TOTAL LIABILITIES                                              9,145,604      11,225,731
                                                                     -------------   -------------




                         TANGIBLE ASSET GALLERIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,        June 30,
                                                                         2003             2002
                                                                      (Unaudited)       (Note 1)
                                                                     -------------   -------------

Series A $5.00 redeemable 8% convertible preferred stock
   $0.001 par value, 1,400,000 shares designated, 125,000
   shares issued and outstanding with a liquidation preference
   of $5.10 per share                                                     620,792         570,788
                                                                     -------------   -------------

Series C $100.00 redeemable 9% convertible preferred stock
   $0.001 par value, $100 state value 7,000 shares designated,
   7,000 shares issued and outstanding at June 30, 2002 with a
   Liquidation preference of $100 per share                                    --         700,000
                                                                     -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, 8,193,000 shares authorized, undesignated, none outstanding
   Series B convertible preferred stock $1.00 par value
     3,400,000 shares designated 3,400,000 shares issued and
     outstanding with a liquidation preference of $1.00
     per share                                                          2,966,500       2,966,500
   Series D convertible preferred stock $1.00 par value
     2,000,000 shares designated 2,000,000 shares issued
     and outstanding with a liquidation preference of $1.00
     per share                                                          1,931,456              --
   Common stock, $0.001 par value, 250,000,000 shares
      authorized; 52,813,699 (Mar. '03) and 41,211,463 (Jun '02)
      issued and outstanding                                               52,814          41,211
   Additional paid in capital                                           7,906,429       6,899,660
   Accumulated deficit                                                (13,956,155)    (10,492,343)
                                                                     -------------   -------------

         Total stockholders' equity (deficit)                          (1,098,956)       (584,972)
                                                                     -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $  8,667,440    $ 11,911,547
                                                                     =============   =============

       See accompanying notes to unaudited interim consolidated financial statements

                                          Page 4

                                        TANGIBLE ASSET GALLERIES, INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                   UNAUDITED

                                                              Nine Months Ended                 Three Months Ended
                                                          March 31,        March 31,        March 31,         March 31,
                                                            2003             2002             2003              2002
                                                       --------------   --------------   --------------   --------------

Net sales                                              $  14,024,164    $  14,301,620    $   6,867,485    $   3,837,118

Commission income                                          1,485,865          375,085          693,823          253,927
                                                       --------------   --------------   --------------   --------------
TOTAL REVENUE
                                                          15,510,029       14,676,705        7,561,308        4,091,045

COST OF SALES                                             12,098,698       12,330,837        5,567,994        3,637,444
                                                       --------------   --------------   --------------   --------------

GROSS PROFIT                                               3,411,331        2,345,868        1,993,314          453,601

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               5,307,205        4,412,766        1,430,782        1,721,305

IMPAIRMENT OF GOODWILL (NOTE 4)                              591,521               --               --               --
                                                       --------------   --------------   --------------   --------------

Income (loss) from operations                             (2,487,395)      (2,066,898)         562,532       (1,267,704)
                                                       --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE)
   Interest income                                            59,576           54,446           25,328            9,462
   Interest expense                                         (544,340)        (920,857)        (186,230)        (313,672)
   Other expense, net                                        (66,519)          64,243            1,135           33,461
                                                       --------------   --------------   --------------   --------------

      Total other income (expense)                          (551,283)        (802,168)        (159,767)        (270,749)
                                                       --------------   --------------   --------------   --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           (3,038,678)      (2,869,066)         402,765       (1,538,453)

INCOME TAX PROVISION                                           8,368               --               --               --
                                                       --------------   --------------   --------------   --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                  (3,047,046)      (2,869,066)         402,765       (1,538,453)
                                                       --------------   --------------   --------------   --------------

DISCONTINUED OPERATIONS
   Loss from operations of discontinued subsidiaries              --       (2,827,456)              --          (38,644)
   Loss on disposal of assets of Keystone subsidiary              --         (282,982)              --          (81,107)
                                                       --------------   --------------   --------------   --------------

   Loss from discontinued operations                              --       (3,110,438)              --         (119,751)
                                                       --------------   --------------   --------------   --------------

NET INCOME (LOSS)                                      $  (3,047,046)   $  (5,979,504)   $     402,765    $  (1,658,204)
                                                       ==============   ==============   ==============   ==============

Calculation of net income (loss) per share:
Net income (loss)                                      $  (3,047,046)   $  (5,979,504)   $     402,765    $  (1,658,204)
Preferred stock accretion                                    (50,004)              --          (16,668)              --
Preferred stock dividends                                   (416,767)         (11,000)        (360,267)         (11,000)
                                                       --------------   --------------   --------------   --------------

Net income (loss) applicable to common shares          $  (3,513,817)   $  (5,990,504)   $      25,830    $  (1,669,204)
                                                       ==============   ==============   ==============   ==============

NET INCOME (LOSS) PER SHARE
   from continuing operations                          $       (0.08)   $       (0.07)   $        0.00    $       (0.04)
   from discontinued operations                                   --            (0.08)              --               --
                                                       --------------   --------------   --------------   --------------
   from net income (loss), basic                       $       (0.08)   $       (0.15)   $        0.00    $       (0.04)
                                                       ==============   ==============   ==============   ==============
   from net income (loss), fully diluted               $       (0.08)   $       (0.15)   $          --    $       (0.04)
                                                       ==============   ==============   ==============   ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   Basic                                                  43,133,360       39,270,594       47,106,720       41,211,463
                                                       ==============   ==============   ==============   ==============
   Fully diluted                                          43,133,360       39,270,594      145,186,190       41,211,463
                                                       ==============   ==============   ==============   ==============

                See accompanying notes to unaudited interim consolidated financial statements

                                                    Page 5

                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                               Nine Months Ended
                                                                           March 31,      March 31,
                                                                             2003           2002
                                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $(3,047,046)   $(5,979,504)
Adjustments to reconcile net loss to net cash
   provided by (used in) by operating activities:
      Depreciation and amortization                                          101,442        246,309
      Bad debt                                                               130,714             --
      Loss on retirement of property and equipment                            48,786             --
      Loss on investments                                                     16,872             --
      Impairment of goodwill from continuing operations                      591,521             --
      Impairment of goodwill from discontinued operations                         --      2,441,141
      Fair value of options, warrants and common stock granted                29,020        316,552
      Loss from discontinued operations                                           --         81,107
Changes in assets or liabilities:
   Accounts receivable                                                     2,596,759     (1,402,297)
   Other receivables                                                          26,844             --
   Inventories                                                              (222,724)     3,964,285
   Prepaid expenses and other                                                 12,208        148,661
   Other assets                                                              220,909         15,402
   Auction advances, net                                                     324,996             --
   Accounts payable and accrued expenses                                  (2,397,556)       639,325
   Customer Deposits                                                        (241,880)            --
                                                                         ------------   ------------

Net cash (used in) provided by operating activities                       (1,809,135)       470,981
                                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                       (30,778)       (52,069)
   Proceeds from sale of property and equipment                               20,480             --
   Collection on HI subsidiary sale note receivable                           69,286        100,000
   Proceeds from disposition of Keystone subsidiary assets                        --        135,086
   Issuance of notes receivable                                                   --       (838,262)
   Acquisition of auction business assets                                         --       (200,000)
                                                                         ------------   ------------

Net cash provided by (used in) investing activities                           58,988       (855,245)
                                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under line of credit                                         2,500,000        125,061
   Repayments under line of credit                                          (376,393)            --
   Borrowings under notes payable                                          2,191,325             --
   Repayment under notes payable                                          (3,555,586)      (680,423)
   Borrowing under related party debt                                        359,970             --
   Repayments under related party debt                                            --       (260,120)
   Borrowings under repurchase agreement                                          --      1,176,000
   Repayments under repurchase agreement                                    (556,361)      (530,900)
   Repayment on obligations under capital lease                               (3,646)        (3,165)
   Purchase of common stock                                                     (644)            --
   Issuance of Series A preferred stock, net of offering expenses                 --        510,841
   Issuance of Series D preferred stock, net of offering expenses          1,931,456             --
   Payment of dividends on preferred stock                                   (76,767)            --
                                                                         ------------   ------------

Net cash provided by financing activities                                  2,413,354        337,294
                                                                         ------------   ------------




                         TANGIBLE ASSET GALLERIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                               Nine Months Ended
                                                                           March 31,      March 31,
                                                                             2003           2002
                                                                         ------------   ------------

Net decrease in cash and equivalents                                         663,207        (46,970)

Cash and cash equivalents, beginning of period                                33,464        226,425
                                                                         ------------   ------------

Cash and cash equivalents, end of period                                 $   696,671    $   179,455
                                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                           $   433,035    $   588,254
                                                                         ============   ============
      Income taxes                                                       $     2,310    $        --
                                                                         ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accretion of redemption value of Series A preferred stock             $    50,004    $        --
   Issuance of common stock on conversion of Series C
      preferred stock                                                    $   700,000    $        --
   Fair value of re-priced warrants as dividends on Series B
      preferred stock                                                    $   340,000    $        --
   Fair valued of re-priced warrants as interest on related party debt   $    29,020             --
   Cancellation of treasury common stock                                 $       644    $        --
   Issuance of common stock as dividends on preferred stock              $        --    $    11,000
   Transfer of Keystone assets:
      Accounts receivable                                                $        --    $ 1,140,000
      Inventory                                                          $        --    $   921,664
      Assumptions of related party debt                                  $        --    $(1,429,074)
      Accounts payable                                                   $        --    $  (497,504)
      Notes receivable                                                   $        --    $  (135,086)
   Acquistion of Superior:
      Issuance of note payable                                           $        --    $   701,000
      Acquisition of fixed assets, net of cash                           $        --    $  (109,479)
      Acquistion of intangible assets                                    $        --    $  (591,521)
   Issuance of stock for purchase of Vintageroadshow.com                 $        --    $     4,250
   Disposal of HI:
      Conversion of net assets into note receivable                      $        --    $  (400,000)
      Accounts receivable                                                $        --    $    27,480
      Fixed assets                                                       $        --    $   211,649
      Goodwill                                                           $        --    $   607,930
      Accounts pyable                                                    $        --    $  (371,688)
      Capital lease obligation                                           $        --    $   (12,164)
      Other assets                                                       $        --    $    17,900

            See accompanying notes to unaudited interim consolidated financial statements

                                               Page 7

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                    Unaudited

1.      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

        The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The consolidated balance sheet as of June 30, 2002 has been derived from the audited consolidated financial statements of Tangible Asset Galleries, Inc. ("Tangible" or the "Company") at that date.

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

        In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period and three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the consolidated financial statements for the year ended June 30, 2002 contained in Tangible's consolidated financial statements included in its Annual Report on Form 10-KSB filed on February 19, 2003 with the SEC.

2.      DESCRIPTION OF BUSINESS

        Tangible and its wholly owned subsidiary Superior Galleries, Inc. ("Superior") (collectively the "Company") are primarily wholesalers, retailers and auctioneers of rare coins, fine art and collectibles. The Company is based in Beverly Hills, California and operates a retail sales unit in Newport Beach, California.

3.      AUCTION ADVANCES

        Superior has established a program of advancing consignment customers cash based on consigned inventory acquired for upcoming auctions. Superior can advance a customer up to 70% of a consigned coin(s) wholesale value. They will pay a customer and take possession of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced, to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. The total advanced funds under these notes receivable was $1,523,172 as of March 31, 2003.

4.      GOODWILL IMPAIRMENT

        Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill be tested for impairment on an annual basis. As the Company recorded goodwill for its purchase of its Superior subsidiary in July 2001, it has tested the goodwill for impairment during the quarter ended December 31, 2002. Management estimated the fair value of the reporting unit (i.e. Company as a whole) using a present value model on estimated future cash flows. This value was then adjusted to calculate the implied fair value of goodwill based on the allocation of the reporting units assets and liabilities. The calculation identified that the implied fair value was less than the carrying amount of goodwill, indicating that the goodwill has been impaired. Based on this analysis, goodwill was determined to be fully impaired and the Company recorded an impairment of goodwill charge to operations of $591,521 during the quarter ended December 31, 2002.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                    Unaudited

5.      LINES OF CREDIT

        On January 31, 2002, Tangible's line-of-credit with First Bank & Trust was renegotiated to mature on September 30, 2002 and required principal payments to pay off the loan in full by the maturity date. The Company was unable to maintain the payment schedule and the line-of-credit was unpaid as of the maturity date. The remaining principal obligation of $284,868 was paid to the bank on December 10, 2002 with the proceeds from a promissory note executed in favor of the chief executive officer and principal stockholder ("CEO") (Note 7).

        On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bear interest at the prime lending rate plus 7% per annum (11.75% at June 30, 2002), are secured by the inventory of the Company and a personal guarantee of the Company's chief executive officer and a principal stockholder, and, are due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, is due on September 9, 2002, is secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). During February 2003, the Company's CEO met with the executor of Lender Estate to discuss the renegotiation of the terms of the Line of Credit including the extension of payment terms. Although executor orally indicated his willingness to work with the Company to renegotiate the Line of Credit terms on a more favorable basis, there can be no assurance that the revised terms will be acceptable to the Company nor is there any guarantee that the Line of Credit will not be called for repayment at any time. The Company is currently seeking replacement financing through the efforts of Stanford Venture Capital Holdings, Inc. ("Stanford"), a principal stockholder on the basis that the Lender Estate will request repayment of the Line of Credit. There can be no assurance that the Company will be able to refinance this obligation at terms acceptable to the Company. As of March 31, 2003 the outstanding balance was $2,500,000.

6.      NOTES PAYABLE

        Notes payable consist of the following:

        Demand convertible note payable to a former director of the Company, bearing interest at the rate of 13.5%, interest payable monthly, with a profit sharing interest in a currently in-active subsidiary of the Company secured by inventory of the Company, convertible into common shares of the Company at the ratios of (a) $500,000 for 666,666 common shares and (b) $500,000 for the 500,000 common shares. On January 22, 2003 the Company repaid the loan in full.

        Promissory note agreement dated July 3, 2001 to an investment group, secured by any future offering of equity securities bearing interest at an annual rate of 10%. The note was due on July 3, 2002. The investment group agreed to extend the due date and on February 19, 2003 the Company repaid the loan in full.

        Note payable for the acquisition of the assets of Superior, secured by assets acquired, and guaranteed by the Company and its CEO. The loan provided for periodic payments through January 2002, however, the Company suspended loan payments. The Company renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                    Unaudited

        interest, established a new interest rate of 4.5% over the prime lending rate, to be paid in biweekly installments over one year. On November 1, 2002 the Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The Company is making ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. As of March 31, 2003, the outstanding balance was $111,994.

        On October 9, 2002, Superior executed an inventory loan with another rare coin dealer in the amount of $1,011,975 for the purchase of new rare coin inventory from an unrelated third party. The loan bore interest of $75,000 through January 20, 2003 and thereafter bears interest at rate of 2.5% per month. The loan was secured by the rare coin inventory purchased with the proceeds of the loan. All proceeds from the sales of the rare coins securing the loan were applied first against the loan principal and interest. The loan was repaid in full on February 4, 2003.

        On November 1, 2002, Superior executed an inventory loan with another rare coin dealer in the amount of $179,350 secured by specific inventory owned by Superior. The loan bore interest of $7,500 through January 31, 2003 and thereafter bore interest at the rate of 1.5% per month. All proceeds from the sales of the coins securing the loan were applied first against the loan principal and interest. The loan was repaid in full on March 14, 2003.

        On February 21, 2003, Superior entered into an oral auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC is $2,000,000 and it bears interest at a rate of 10% per annum. The Auction LOC is secured by the collateralization of inventory consigned by Superior auction advance customers and the assignment of the auction advance agreements to the private lender. The lender can terminate this arrangement and demand payment at any time. As of March 31, 2003 the outstanding balance was $600,000.

        Long-term loan agreement dated October 17, 2000, secured by a delivery van, payable in 60 monthly installments of principal and interest at an annual interest rate of 5.9%. As of March 31, 2003, the outstanding balance was $13,097 of which $4,835 is due in one year or less.

7.      NOTES PAYABLE TO A RELATED PARTY

        Subordinated note payable to the Company's CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments have been made. As the chief executive officer did not enforce the repayment obligation, the amount has been classified as long term. On February 14, 2003, the terms of the note was modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on October 1, 2003 and for interest to be paid monthly. As of the March 31, 2003, the outstanding balance was $1,000,000 of which $100,000 is due in one year or less.

        On December 10, 2002 the Company's CEO advanced $289,970 to Company for the purpose of paying off the line of credit and outstanding interest with First Bank & Trust (Note 5). The Company executed a promissory note in favor of the CEO in the amount of $289,970 payable on demand and bearing interest at the rate of 12% per annum. As of the March 31, 2003, the outstanding balance was $289,970.

        On December 13, 2002 the CEO advanced $70,000 to Company for the working capital purposes. The Company executed a promissory note in favor of the CEO in the amount of $70,000 payable on demand and bearing interest at the rate of 12% per annum. As of the March 31, 2003, the outstanding balance was $70,000.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                    Unaudited

        On January 3, 2003 the Company entered into a Bridge Loan Agreement ("Bridge Loan") with Stanford in the amount of $500,000. The Bridge Loan bore interest at the rate of 8% per annum and due at the earlier of six months or the closing of Stanford's purchase of shares of the Company's Series D Convertible Preferred Stock. In addition, another $500,000 was received on January 16, 2003 under similar terms. The aggregate $1,000,000 had been advanced against a $2,000,000 sale of Series D convertible preferred stock ("Series D stock") to Stanford that closed on February 14, 2003. The Bridge Loans were converted into Series D stock on February 14, 2003 (Note 8).

8.      EQUITY

        On February 14, 2003, the Company issued 2,000,000 shares of newly created Series D $1.00 convertible preferred stock ("Series D stock") for a purchase price of $2,000,000 pursuant to a stock purchase and warrant agreement ("Purchase Agreement") with Stanford. On that date $1,500,000 of the purchase price was paid with $500,000 in cash and the conversion of $1,000,000 in bridge loans (Note 7) that Stanford granted to the Company in anticipation of the closing of the Purchase Agreement. The balance of the purchase price less interest due on the converted bridge loans and legal fees was paid on March 14, 2003. The Series D stock is convertible into common shares of the Company at any time at the option of Stanford at the conversion rate of 16.67 common shares for each Series D share subject to certain anti-dilution adjustments. The Series D stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series D stock is convertible. The Purchase Agreement also provided for the reduction to $0.001 per common share of the purchase price of 30,000,000 warrants that were issued to Stanford and their designated warrant holders as part of the Series B stock sale in April 2002. In connection with warrant price reduction the Company recorded a dividend of $300,000 on the Series B stock as its estimate of the fair value of the transaction based on the market price of the underlying common stock. The reduced warrant price will remain the same on a per-share basis following a contemplated reverse stock split that was provided for in the Purchase Agreement. The warrants will be exercised at the time of such reverse stock split. Concurrently with the closing of the purchase agreement, the Company, Stanford and the CEO entered into a share exchange and note modification agreement ("Modification Agreement"). Under the Modification Agreement the CEO exchanged 7,000 Series C shares of the Company for 11,666,667 common shares of the Company. The Modification Agreement provided for a reduction to $0.001 per common share of the exercise price of 6,902,000 warrants that were previously issued to the CEO. The previously issued warrants consist of 4,000,000 warrants issued in connection with the Series B stock in April 2002 and 2,902,000 warrants issued in connection with personal loan guarantees by the CEO for the Company's debt. In connection with the warrant price reductions the Company recorded a dividend of $40,000 on the Series B stock and interest expense of $29,020 as its estimates of the fair value of the transactions based on the market price of the underlying common stock. The reduced warrant price will remain the same based on the required exercising of the warrants at the time of a contemplated reverse stock split that was provided for in the Purchase Agreement. Additionally, the CEO agreed to amend his $1,000,000 promissory note from the Company, to provide that quarterly principal payments of $50,000 would commence on October 1, 2003 (Note 7).

9       COMMITMENTS

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

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                    Unaudited

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

        On February, 14, 2003, the Company completed the sale of $2,000,000 in Series D stock and converted $700,000 of Series C stock, an equity instrument with debt-like characteristics into common stock of the Company (Note 8). These funds allowed the Company to reduce interest-bearing debt and provide some working capital for operations.

        Additionally, the Company is attempting to refinance a $2.5 million line of credit (Note 4) that is in default and callable by the creditor.

                         TANGIBLE ASSET GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                    Unaudited

        Although management does not anticipate the creditor calling the loan, there can be no assurance that this obligation will not become immediately due. Given the current cash position of the Company, it would be unable to satisfy this obligation in cash. The Company has begun preliminary discussions both with Stanford and the creditor about the potential refinancing of the line of credit, but there can be no assurance that this obligation will be able to be refinanced on terms acceptable to the Company, if at all.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                 9 Months Ended   9 Months Ended
                                                 March 31, 2003   March 31, 2002
                                                 --------------   --------------
Net Sales                                             90.4%            97.4%
Commission Income                                      9.6%             2.6%
                                                 --------------   --------------
Total Revenue                                        100.0%           100.0%
Cost of Sales                                         78.0%            84.0%
                                                 --------------   --------------
Gross Profit                                          22.0%            16.0%
Selling, general and administrative expenses          34.2%            30.1%
Impairment of goodwill                                 3.8%             0.0%
                                                 --------------   --------------
Loss from operations                                 -16.0%           -14.1%
Other income (expense)                                -3.6%            -5.5%
                                                 --------------   --------------
Loss before income taxes                             -19.6%           -19.6%
Income taxes                                           0.0%            -0.0%
                                                 --------------   --------------
Loss from continuing operations                      -19.6%           -19.6%
Discontinued operations                               -0.0%           -21.1%
                                                 --------------   --------------
Net Loss                                             -19.6%           -40.7%
                                                 ==============   ==============

FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

        The Company's loss from continuing operations for the nine months ended March 31, 2003 was $3,047,046 or $0.08 per share on both a basic and diluted basis, an increase in the loss of $177,980 as compared to a loss from continuing operations of $2,869,066 or $0.07 per share on both a basic and diluted basis for the nine months ended March 31, 2002. The increase in the loss in the nine months ended March 31, 2003 was primarily due to impairment of goodwill of $591,521 and increases in rare coin auction and retail selling expenses, but was partially offset by increased auction commission revenue and reductions in interest expense. The Company's results for nine months ended March 31, 2002 included losses from the discontinued operations in the amount of $3,110,438 from the Gehringer & Kellar, Inc. d/b/a Keystone Coin & Stamp Exchange ("Keystone") and HotelInteractive, Inc. ("HI") units that were sold in November 2001 and February 2002 respectively.

REVENUES

        The table below reflects the comparative breakdown of the Company's aggregate sales:

                                   ---------------------   ---------------------
                                      Nine months Ended     Nine months Ended
                                       March 31, 2003         March 31, 2002
                                   ---------------------   ---------------------
    Net Sales
      Rare Coins - Wholesale       $ 6,692,363    43.2%    $ 5,023,834    34.2%
      Rare Coins - Retail            6,642,684    42.8       8,840,332    60.2
      Art, Collectibles & Other        689,117     4.4         437,454     3.0
                                   ---------------------   ---------------------
   Total Net Sales                  14,024,164    90.4      14,301,620    97.4
   Commission Income                 1,485,865     9.6         375,085     2.6
                                   ---------------------   ---------------------
   TOTAL REVENUE                   $15,510,029   100.0%    $14,676,705   100.0%
                                   =====================   =====================

Total revenue for the nine months ended March 31, 2003 increased $833,324 or 5.7% to $15,502,029 from $14,676,705 for the nine months ended March 31, 2002.
This increase in revenues is primarily due to the increased commission income from rare coin auctions. Wholesale rare coin sales for the nine months ended March 31, 2003 provided 43.2% of aggregate revenue as compared to 34.2% of aggregate revenue for the comparable period from 2002, representing an increase in revenue of $1,668,529 or 33.2%. This increase was primarily due to the strength of the rare coin market during the latter part of the period. Retail rare coin sales for the nine months ended March 31, 2003 provided 42.8% of aggregate revenue as compared to 60.2% of aggregate revenue for the comparable period from 2002, representing a decrease in revenue of $2,197,648 or 24.9%. This decrease was primarily due the inclusion of retail sales from the Tangible Collectibles, Inc. ("TCI") division that diminished subsequent to the termination of a sales and marketing agreement with a sales representative after September 30, 2001. Fine art, collectibles and other sales for the nine months ended March 31, 2003 increased $251,663 to $689,117 from $437,454 in the nine months ended March 31, 2002, primarily as result of the decision to use third party auction houses to sell off art inventory with lower reserve prices to realize cash flow from slow moving inventory. Commission income for the nine months ended March 31, 2003 increased $1,110,780 or 296.1% to $1,485,385 from $375,085 for the nine months ended March 31, 2003. The increase in commission income was primarily due to size and strength of two rare coin auctions held in January and February 2003 as compared to the two auctions held during same period in 2002, and the results of two rare coin auctions held in August and September 2002 that did not occur in the comparable period in 2001. Auction hammer prices realized net of commissions were $15,994,900 for the nine months ended March 31, 2003 as compared to $4,050,898 for the nine months ended March 31, 2002.

COST OF SALES

        Cost of sales for the nine months ended March 31, 2003 decreased $232,139 to $12,098,698, or 78.0% of net revenue, from $12,330,837, or 84.0% of revenue sales for the nine months ended March 31, 2002. Excluding the impact of commission income, cost of sales as a percentage of revenue in the current period decreased over the comparable period in 2002. This was due to market conditions that resulted in both strong sales and high margins realized during the last three months of the current period. The market strength experienced late in this period was contrasted with the aggressive pricing of inventory to generate cash flow, the mark-down of art inventory to reflect the weakness in the market place and unfavorable fluctuations in the margins on rare coin sales experienced during the first six months of the current period. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue and margins between wholesale and retail rare coins, fine art and collectibles, and commission income will vary from period to period.

GROSS PROFIT

        Gross profit for the nine months ended March 31, 2003 increased $1,065,463 to $3,411,331, or 22.0% of net revenue, for the nine months ended March 31, 2003 from $2,345,868 or 16.0% of net revenue, for the nine months ended March 31, 2002. Excluding the impact of commission income, gross profit as a percentage of revenue increased in the current period over the comparable period in 2002. This was due to market conditions that resulted in both strong sales and high margins realized during the last three months of the current period. The market strength experienced late in this period was contrasted with the aggressive pricing of inventory to generate cash flow, the mark-down of art inventory to reflect the weakness in the market place and unfavorable fluctuations in the margins on rare coin sales experienced during the latter part of the current period. The gross profit as a percentage of revenue will vary from period to period as the mix of revenue and margins between wholesale and retail rare coins, fine art and collectibles, and commission income will vary from period to period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the nine months ended March 31, 2003 increased $894,439 or 20.3% to $5,307,205 from $4,412,766 for the nine months ended March 31, 2002. These expenses represent 34.2% of aggregate revenue for the nine months ended March 31, 2003 as compared to 30.1% of aggregates revenue for the nine months ended March 31, 2002. The significant increase in these expenses as percentage of revenue is related to inclusion of costs associated with commission income from auction operations as a component of selling, general and administrative expenses versus cost of sales for revenue generated from sale of the Company's inventory. The increase in auction operation expenses is in line with the significant increase in auction commission revenue. The current period included a $418,000 fee to be the official auctioneer at a national rare coin trade show. Marketing costs increased over the comparable period in 2002 as the Company began to enhance its retail sales operations. Legal and audit fees increased as result of more stringent regulatory reporting requirements. Additionally, the Company incurred two unusual bad debts related to a note receivable and an auction customer in the amounts of $130,714 and $200,000 respectively.

IMPAIRMENT OF GOODWILL

        In July 2001, the Company recorded goodwill of $591,521 in connection with acquisition of its Superior unit. Based on management's annual fair value assessment to determine the impairment, if any, of goodwill, it was determined that the Superior goodwill purchased had become fully impaired resulting in charge of $591,521 for the nine months ended March 31, 2003.

OTHER INCOME AND EXPENSES

        Other expenses for the nine months ended March 31, 2003 decreased $250,885 to $551,283 from $802,168 for the nine months ended March 31, 2002. This decrease was primarily due to the $376,517 reduction of interest expense, but was partially offset by the write-off of computer software and investments in customer lists totaling $66,519. The interest expense decrease was the result of reduction of debt with equity infusions by Stanford during the last twelve months and the absence of working capital loans for TCI that were included in the comparable period in 2002.

PROVISION FOR INCOME TAXES

        Although the Company incurred losses for the nine month periods ending March 31, 2003 and 2002, the Company incurred income taxes expenses for state and other minimum taxes in the amount of $8,638 and $0 for the nine month periods ending March 31, 2003 and 2002 respectively.

LOSS FROM DISCONTINUED OPERATIONS

        The loss from discontinued operations of $3,110,438 for the nine months ended March 31, 2002 is the result of the sale of the business operations of Keystone in November 2001 and the sale of HI in February 2002.

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

        The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                 3 Months Ended   3 Months Ended
                                                 March 31, 2003   March 31, 2002
                                                 --------------   --------------
Net Sales                                            90.8%             93.8%
Commission Income                                     9.2%              6.2%
                                                 --------------   --------------
Total Revenue                                       100.0%            100.0%
Cost of Sales                                        73.6%             88.9%
                                                 --------------   --------------
Gross Profit                                         26.4%             11.1%
Selling, general and administrative expenses         19.0%             42.1%
Impairment of goodwill                               -0.0%              0.0%
                                                 --------------   --------------
Income (loss) from operations                         7.4%            -31.0%
Other income (expense)                               -2.1%             -6.6%
                                                 --------------   --------------
Income (loss) before income taxes                     5.3%            -37.6%
Income taxes                                          0.0%             -0.0%
                                                 --------------   --------------
Income (loss) from continuing operations              5.3%            -37.6%
Discontinued operations                              -0.0%             -2.9%
                                                 --------------   --------------
Net income (loss)                                     5.3%            -40.5%
                                                 ==============   ==============

        The Company's income from continuing operations for the three months ended March 31, 2003 was $402,765 or $0.00 per share on both a basic and diluted basis as compared to a loss from continuing operations of $1,538,453 or $0.04 per share on both a basic and diluted basis for the three months ended March 31, 2002. The positive turnaround in profitability of $1,941,218 in the three months ended March 31, 2003 was primarily due to the rare coin market strength in both the auction and sales venues, the realization of high gross margins and the reduction of expenses as compared to 2002. The Company's results for three months ended March 31, 2002 included losses from the discontinued operations in the amount of $119,751 from the Gehringer & Kellar, Inc. d/b/a Keystone Coin & Stamp Exchange ("Keystone") and HotelInteractive, Inc. ("HI") units that were sold in November 2001 and February 2002 respectively.

REVENUES

        The table below reflects the comparative breakdown of the Company's aggregate sales:

                                  --------------------     --------------------
                                   Three Months Ended       Three Months Ended
                                     March 31, 2003           March 31, 2002
                                  --------------------     --------------------

    Net Sales
       Rare Coins - Wholesale     $ 4,047,977   53.5%      $ 1,167,300   28.5%
       Rare Coins - Retail          2,795,947   37.0         2,593,434   63.4
       Art, Collectibles & Other       23,561    0.3            76,384    1.9
                                  --------------------     --------------------
    Total Net Sales                 6,867,485   90.8         3,837,118   93.8
    Commission Income                 693,823    9.2           253,927    6.2
                                  --------------------     --------------------
    TOTAL REVENUE                  $7,561,308  100.0%      $ 4,091,045  100.0%
                                  ====================     ====================

        Total revenue for the three months ended March 31, 2003 increased $3,470,263 or 84.8% to $7,561,308 from $4,091,045 for the three months ended
March 31, 2002. This increase in revenues is primarily due to the market strength for rare coins and the success of auction operations. Wholesale rare coin sales for the three months ended March 31, 2003 provided 53.5% of aggregate revenue as compared to 28.5% of aggregate revenue for the comparable period from 2002, representing an increase in revenue of $2,880,677 or 246.8%. This increase was primarily due to the market strength of rare coin market. Retail rare coin sales for the three months ended March 31, 2003 provided 37.0% of aggregate revenue as compared to 63.4% of aggregate revenue for the comparable period from 2002, representing an increase in revenue of $202,513 or 7.8%. This increase was primarily due the market strength of rare coins. Fine art, collectibles and other sales for the three months ended March 31, 2003 decreased $52,823 to $23,561 from $76,384 in the three months ended March 31, 2002, primarily due the weakness in the art market segment and the reduced sales and marketing efforts in line with Company's decision to limit its activities in this market segment. Commission income for the three months ended March 31, 2003 increased $439,896, or 173.2% to $693,823 from $253,927 for the comparable period in 2002. This increase was primarily due to the market strength for rare coins. Auction hammer prices realized net of commissions were $7,752,850 for the three months ended March 31, 2003 as compared to $1,948,486 for the three months ended March 31, 2002.

COST OF SALES

        Cost of sales for the three months ended March 31, 2003 increased $1,930,550 to $5,567,994, or 73.6% of net revenue, from $3,637,444 or 88.9% of net revenue for the three months ended March 31, 2002. The decrease in cost of sales as a percentage of revenue in the current period over comparable period in 2002 was due to higher realized margins due to the market strength of rare coins and a significant increase in commission income from auctions. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, fine art and collectibles, and commission income will vary from period to period.

GROSS PROFIT

        Gross profit for the three months ended March 31, 2003 increased $1,539,713 to $1,993,314 or 26.4% of net revenue, for the three months ended March 31, 2003 from $453,601 or 11.1% of net revenue, for the three months ended March 31, 2002. The increase in gross profit as a percentage of revenue in the current period over the comparable period in 2002 was primarily due to higher realized margins due to the market strength of rare coins and a significant increase in commission income from auctions. Gross margins were further reduced during 2002 due to the aggressive pricing of inventory to generate cash flow and unfavorable fluctuations in the margins on rare coin sales experienced during the comparable period. The gross profit as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, fine art and collectibles, and commission income will vary from period to period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the three months ended March 31, 2003 decreased $290,523 or 16.9% to $1,430,782 from $1,721,305 for the three months ended March 31, 2002. These expenses represent 18.9% of aggregate revenue for the three months ended March 31, 2003 as compared to 42.1% of aggregate revenue for the three months ended March 31, 2002. The decrease in these expenses is primarily due to the savings realized as a result of the reduction of cost associated with the art business segment, reductions in workforce and the consolidation of operations into the Beverly Hills location.

OTHER INCOME AND EXPENSES

        Other expenses for the three months ended March 31, 2003 decreased $110,982 to $159,767 from $270,749 for the three months ended March 31, 2002. This decrease was primarily due to the reduction of interest expense of $127,442. The interest expense decrease was the result of reduction of debt with equity infusions by Stanford during the last twelve months.

PROVISION FOR INCOME TAXES

        Although the Company earned income for the three month period ending March 31, 2003, a provision for income taxes is not required, as the Company has incurred losses in previous periods that exceed the income in the current period. The Company incurred a loss in the comparable period in 2002. The provisions for income taxes are $0 and $0 for the three month periods ending March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2003, the Company had working capital of $189,947, incurred an operating loss of $3,047,046 and used cash in operating activities of $1,809,135 for the nine month period ending March 31, 2003. We may continue to incur additional losses in the current fiscal year. Given our March 31, 2003 cash balance of $696,671 and our projected operating cash requirements, we anticipate that our existing capital resources will not be adequate to satisfy our cash flow requirements through June 30, 2003. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast, expenses are higher that forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. During the current period, we have incurred defaults under our line of credit and the long-term notes. We negotiated extended payment terms with our creditors. However, there is no guarantee the lenders will continue to negotiate in the future, and the lenders may declare amounts owed by us due and payable. Subsequent to March 31, 2003, we remained in default under the line of credit. We do not expect future fixed obligations through June 30, 2003 to be paid by cash generated from operating activities. We intend to satisfy fixed obligations from, but not limited to the following: (i) additional debt/equity financings;
(ii) extending vendor payments; and (iii) liquidation of art inventory.

OPERATING ACTIVITIES

        Cash increased $663,207 for the nine months ended March 31, 2003 to $696,671 from $33,464 at June 30, 2002.

        Cash used in our operating activities totaled $1,809,135 resulting primarily from the Company's net loss of $3,047,046 and decreases in accounts payable of $2,397,556, offset by repayments of auction advances of $324,996 and decreases in accounts receivable of $2,596,759.

        We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly and by employing efforts to reduce our inventory of fine arts and collectibles, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

        Cash provided by investing activities for the nine months ended March 31, 2003 was $58,988 consisting of $69,286 received as payment against note receivable from the sale of the HI subsidiary, $20,480 in proceeds on the sale of property and equipment and offset by purchases of property and equipment in the amount of $30,778.

FINANCING ACTIVITIES

        We have incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $2,413,354 for nine months ended March 31, 2003 reflected by the following transactions:

        FINANCING ACTIVITIES - DEBT

        On November 16, 2000, the Company's TCI unit executed a demand convertible note payable ("demand note") to a former director of the Company, bearing interest at the rate of 13.5%, interest payable monthly, with a profit sharing interest in TCI, secured by inventory of the Company and TCI, and, convertible into common shares of the Company at the ratios of (a) $500,000 for 666,666 common shares and (b)$500,000 for the 500,000 common shares. On January 22, 2003 the Company repaid the demand note in full. During the nine months ended March 31, 2003, the demand note was reduced by $389,510.

        On July 3, 2001, the Company executed a promissory note agreement dated July 3, 2001 to an investment group, secured by any future offering of equity securities bearing interest at an annual rate of 10%. The note was due on July 3, 2002. The investment group agreed to extend the due date and on February 19, 2003 the Company repaid the note in full. During the nine months ended March 31, 2003, the note was reduced by $68,750.

        On July 6, 2001, the Company executed a note payable for the acquisition of the assets of Superior, secured by assets acquired, and guaranteed by the Company and its CEO. The loan provided for periodic payments through January 2002, however, the Company suspended loan payments. The Company renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest, established a new interest rate of 4.5% over the prime lending rate, to be paid in biweekly installments over one year. On November 1, 2002 the Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The company is making ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. As of March 31, 2003, the outstanding balance was $111,994. During the nine months ended March 31, 2003, the note was reduced by $266,253.

        On July 6, 2001, as a part of the asset purchase transaction for Superior, Superior executed a revolving promissory note ("line-of-credit") with the seller of the assets in the aggregate amount of $3,000,000 bearing interest at 4% over the prime rate and secured by assignment of the notes receivable from consignors of property to Superior. Such notes were received by Superior as evidence of loans made by Superior to such consignors with repayment of the notes from the proceeds of the sale of irrevocably consigned property by such consignors through Superior. Each note was secured by the consigned property associated with each consignor. The line-of-credit was due on July 5, 2002 and was repaid in full on July 9, 2002. During the nine months ended March 31, 2003 the line of credit was reduced by $1,018,015.

        On November 20, 2001, the Company entered into a repurchase agreement with an individual (the "Buyer") providing for the sale of rare coins to the Buyer for an aggregate purchase price of $1,176,000, and granting the Company a non-exclusive right to repurchase and re-sell the coins (if the Buyer declares the coin available for sale) at the original sale price to the Buyer (an aggregate amount of $1,176,000) at any time during the term of the agreement until the expiration date on May 20, 2002. The repurchase agreement also grants the Company the non-exclusive obligation to market the coins that are the subject of the repurchase agreement and if the Company exercises the right to repurchase, the Company must share with the Buyer 50% of the gross profit realized on the subsequent sale of each coin repurchased. In addition, the repurchase agreement provides for the obligation of the Company to repurchase, at expiration date and at the option of the Buyer, any coin still outstanding under the repurchase agreement at a repurchase price at 106% of the original sale price to the Buyer. Since the Company has the obligation to market the coins that are the subject of the repurchase agreement, the sale of the coins to the Buyer is not substantially complete until the coins are marketed, repurchased and sold to third parties. Accordingly, only those coins which the Company has re-marketed and sold to third party buyers are recorded and recognized as sales, and the aggregate value of the coins remaining under and subject to the repurchase agreement are classified as inventory until such third party sale is completed. Subsequent to May 20, 2002, the parties verbally extended the agreement, and the Company, in August 2002, repurchased all the remaining coins from the individual to satisfy the obligation under the repurchase agreement and the liability was recorded as trade accounts payable due to the individual. Accordingly, the repurchase agreement in the amount was repaid in the amount of $556,361 during the nine months ended March 31, 2003.

        On January 31, 2002, Tangible's line-of-credit with a bank was renegotiated to mature on September 30, 2002 and required principal payments to pay off the loan in full by the maturity date. The Company was unable to maintain the payment schedule and the line-of-credit was unpaid as the maturity date. The remaining principal obligation of $284, 868 was paid to the bank on December 10, 2002 with the proceeds from a promissory note executed in favor of the chief executive officer and principal stockholder ("CEO"). During the nine months ended March 31, 2003, the line-of-credit was reduced by $376,393.

        On February 6, 2002, the Company issued a secured promissory note in the amount of $209,000 to an individual and customer. The note was non-interest bearing and was to mature on May 6, 2002. On May 7, 2002, the note was amended by agreeing to pay the balance over seven equal bi-weekly installments including interest at the rate of 10% per annum. During the nine months ended March 31, 2003, the note was reduced by $149,286 and was paid in full.

        On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bear interest at the prime lending rate plus 7% per annum (11.75% at June 30, 2002), are secured by the inventory of the Company and a personal guarantee of the Company's chief executive officer and a principal stockholder, and, are due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, is secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). Although the executor orally indicated his willingness to work with the Company to renegotiate the Line of Credit terms on a more favorable basis, there can be no assurance that the revised terms will be acceptable to the Company nor is there any guarantee that the Line of Credit will not be called for repayment at any time. The Company is currently seeking replacement financing through the efforts of Stanford Venture Capital Holdings, Inc. ("Stanford"), a principal stockholder on the basis that the Lender Estate will request repayment of the Line of Credit. There can be no assurance that the Company will be able to refinance this obligation at terms acceptable to the Company. As of March 31, 2003 the outstanding balance was $2,500,000. No payments were made to reduce the Line of Credit during the nine months ended March 31, 2003, nor have interest payments been made since December 2002..

        On October 9, 2002 the Company's subsidiary, Superior, executed an inventory loan with another rare coin dealer in the amount of $1,011,975 for the purchase of new rare coin inventory from an unrelated third party. The loan bore interest of $75,000 through January 20, 2003 and thereafter bore interest at rate of 2.5% per month. The loan was secured by the rare coin inventory purchased with the proceeds of the loan. All proceeds from the sales of the rare coins securing the loan were applied first against the loan principal and interest. The loan was repaid in full on February 4, 2003.

        On November 1, 2002, the Company's subsidiary, Superior, executed an inventory loan with another rare coin dealer in the amount of $179,350 secured by specific inventory owned by Superior. The loan bore interest of $7,500 through January 31, 2003 and thereafter bore interest at the rate of 1.5% per month. All proceeds from the sales of the coins securing the loan were applied first against the loan principal and interest. The loan was repaid in full on March 14, 2003.

        On December 10, 2002 the Company's CEO advanced $289,970 to Company for the purpose of paying off the line of credit and outstanding interest with First Bank & Trust. The Company executed a promissory note in favor of the CEO in the amount of $289,970 payable on demand and bearing interest at the rate of 12% per annum. As of the March 31, 2003, the outstanding balance was $289,970.

        On December 13, 2002 the CEO advanced $70,000 to Company for the working capital purposes. The Company executed a promissory note in favor of the CEO in the amount of $70,000 payable on demand and bearing interest at the rate of 12% per annum. As of the March 31, 2003, the outstanding balance was $70,000.

        On February 21, 2003, the Company's subsidiary, Superior, entered into an auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC is $2,000,000 and it bears interest at a rate of 10% per annum. The Auction LOC is secured by the collateralization of inventory consigned by Superior auction advance customers and the assignment of the auction advance agreements to the private lender. The lender can terminate this arrangement at any time. As of March 31, 2003 the outstanding balance was $600,000.

        FINANCING ACTIVITIES - EQUITY

         In July 2001 we raised $625,000 in additional equity through the private placement of our Series A Preferred Stock and in April 2002 we raised $3,000,000 through the private placement of our Series B Preferred Stock. In February 2003 we raised an additional $2,000,000 through the private placement of our Series D Preferred Stock and our CEO converted his Series C Preferred Stock, which were equity securities that carry redemption obligations similar to debt, into $700,000 of our common stock at $0.06 per common share which was the equivalent conversion price of the Series D Preferred Stock. We have invested the net proceeds from each private placement in our current operations and reduced debt. However, this equity capital may be insufficient to permit us to execute our operating plan.

        OTHER LIQUIDITY PLANS

        In November 2002, we began to reduce our operations focused on the fine art and collectibles ("Art") segment of our business. We have a plan in place to liquidate our Art inventory by December 31, 2003. These plans include using both our own and third party auction houses and Internet sites to sell our inventory. From July 1, 2002 through March 31, 2003, we have sold approximately $450,000 of our Art inventory while still maintaining modest gross margins on these sales. In connection with the liquidation of our inventory we determined that net realizable would be less than our carrying cost and as of December 31, 2002 we recorded a reserve against the Art inventory in the amount of $235,000 or approximately 20%. We will continue to monitor the recoverability of the art inventory and assess whether or not additional reserves are necessary. In addition to the inventory liquidation, we have had a reduction in workforce of 4 employees and we will be decreasing our sales and marketing expenditure related to the Art business segment. However, we will continue to act, on a limited basis, as a consignment auctioneer and dealer in some areas of the Art business segment.

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

CAPITAL EXPENDITURES

        The Company did not incur any material capital expenditures for property and equipment during the nine months ended March 31, 2003 and does not have any plans for material capital expenditures through the current fiscal year ending June 30, 2003.

        Pursuant to a lease agreement executed on August 6, 2002 and effective October 1, 2002, the Company extended its lease on approximately 7,000 square feet for its corporate headquarters and primary gallery located in Beverly Hills, California. The monthly base rent is $15,646 and the lease will expire on September 30, 2007.

RISK FACTORS

WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES, AND LIMITED WORKING CAPITAL.

        We may not become profitable or significantly increase our revenues. We incurred a net loss of $7,904,589 for the twelve months ended June 30, 2002, and a net loss of $3,047,046 for the nine months ended March 31, 2003. We intend to implement several initiatives which we believe will enable us to return to profitability, including exiting unprofitable lines of business, reducing manpower and other costs, and focusing on higher margin products. Our working capital at March 31, 2003 was $189,947, which reflects a decrease from our working capital of $390,134 at June 30, 2002. There can be no assurance that our revenue or results of operations will not decline further in the future, that we will not continue to have losses, or that we will be able to continue funding such losses if they continue. The limited capital could adversely affect our ability to continue our operations.

OUR AUDIT OPINION COULD ADVERSELY AFFECT OUR STOCK PRICE.

        Our auditors have issued an opinion on our financial statements for the year ended June 30, 2002 that contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern due to recurring operating losses, negative cash flows from operations, significant debt in default, and limited working capital.

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

FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

        During the nine month period ended March 31, 2003, none of our customers accounted for more than 10% of our sales, however, at times, we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

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

OUR AUCTION OPERATIONS MAY NEVER BECOME PROFITABLE.

        Our future operating results also depend on the success of our auction operations and the amount of resources that we will need to devote to the continual upgrade and enhancement of our Internet website, the performance of which may be impacted by fast, continuous changes in technology. Although our auction operations were profitable in the current quarter, but was not profitable for the nine months ended March 31, 2003, we are presently unable to predict when our subsidiary, Superior Galleries, will become profitable. We will need to achieve significant growth in our Internet business in order for our auction operations to become profitable. We are in the early stages of development of several new portions of our website that will offer content and auctions for collectibles that may have a lower average selling price than many of the collectibles in the markets we currently serve. Continued development of our website will require significant resources. The planned expansion of our website may not result in increased revenue, which could increase our losses and harm our business.

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

ITEM 3 - CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Offer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of April 23, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date. In connection with the audit of our financial statements for the year ended June 30, 2002, as reported on Form 10-KSB filed on February 19, 2003 with the SEC, there were three significant deficiencies and material weaknesses in our internal controls for which corrective actions were required and undertaken as follows:

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

        None.

ITEM 5 - OTHER INFORMATION

        None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

EXHIBIT NO.       DESCRIPTION

3.1 Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by this reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed March 3, 2003).

4.1 Liquidation Preferences Agreement dated January 31, 2003 (incorporated herein by this reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed March 3, 2003).

10.1 Stock Purchase and Warrant Exercise Agreement by and between the Registrant , Stanford Capital Holdings, Inc. and Silvano DiGenova dated January 31, 2003. (incorporated herein by this reference to Exhibit
        10.1 of the Registrant's Current Report on Form 8-K filed March 3,
        2003).

10.2 Share Exchange and Note Modification Agreement dated January 31, 2003(incorporated herein by this reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed March 3, 2003).

10.3 Registration Rights Agreement dated January 31, 2003 (incorporated herein by this reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed March 3, 2003).

99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

_______________

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

         Dated: May 7, 2003             TANGIBLE ASSET GALLERIES, INC.

                                        By /s/ Silvano A. DiGenova
                                        ----------------------------------
                                        Silvano A. DiGenova
                                        President and Chief Executive Officer

         Dated: May 7, 2003             TANGIBLE ASSET GALLERIES, INC.

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

Date: May 7, 2003

                                    By /s/ Silvano DiGenova
                                    --------------------------------------------
                                    Silvano DiGenova, Chief Executive Officer

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

Date: May 7, 2003

                                    By /s/ Paul Biberkraut
                                    --------------------------------------------
                                    Paul Biberkraut, Chief Financial Officer

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

Exhibit 99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.