Form 10KSB
period 2003-06-30
SUPERIOR GALLERIES INC
filed 2003-09-17
CIK 1091539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________ to ______________
Commission File No. 0-27121

                            SUPERIOR GALLERIES, INC.
              (FORMERLY KNOWN AS "TANGIBLE ASSET GALLERIES, INC.")
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                                        35-2208077
     (State or Other Jurisdiction of                           (IRS Employer
      Incorporation or Organization                       Identification Number)

         9478 WEST OLYMPIC BLVD.
        BEVERLY HILLS, CALIFORNIA                                  90212
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's revenues for the fiscal year ended June 30, 2003 were $20,354,908.

         The number of outstanding shares of the registrant's common stock as of September 3, 2003, was 4,485,942. Based on the last sale price of its common stock on September 3, 2003 ($0.24), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $307,202.(1) Unless otherwise specified herein, all share, warrant and option amounts give effect to a 1-for-20 reverse stock split effective as of June 30, 2003.

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

         None

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No |X|


--------
(1) For purposes of this calculation, shares owned by executive officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1
   ITEM 1.       DESCRIPTION OF BUSINESS.......................................1
   ITEM 2.       DESCRIPTION OF PROPERTY.......................................8
   ITEM 3.       LEGAL PROCEEDINGS.............................................8
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........8

PART II.......................................................................10
   ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....10
   ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....11
   ITEM 7.       FINANCIAL STATEMENTS.........................................25
   ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................25

PART III......................................................................26
   ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...26
   ITEM 10.      EXECUTIVE COMPENSATION.......................................28
   ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................30
   ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............32
   ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.............................33
   ITEM 14.      CONTROLS AND PROCEDURES......................................35

                                     PART I

         This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our beliefs and assumptions, and on information currently available to us. Forward-looking statements include among others, the information concerning possible or assumed future results of operations of Superior Galleries, Inc. and its subsidiaries set forth under the heading "Financial Information-Management's Discussion and Analysis or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

         Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements contained in this document.

ITEM 1.       DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins on a retail, wholesale, and auction basis. Our retail and wholesale operations are conducted in virtually every state in the United States and in several foreign countries. We also provide auction services for customers seeking to sell their own coins. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay and through our own website at SGBH.com. Our headquarters are in Beverly Hills, California.

         We were originally organized as a Nevada corporation in 1995. On June 30, 2003, our stockholders approved and we completed a reincorporation of our company in the State of Delaware and changed our corporate name from Tangible Asset Galleries, Inc. ("Tangible") to Superior Galleries, Inc. ("Superior"). These changes were effective at the close of business on June 30, 2003. Unless the context otherwise requires, all references in this Annual Report to "us," "we," "our" or "Superior" shall mean Superior Galleries, Inc., its consolidated subsidiaries, and Tangible, as Superior's predecessor.

HISTORY OF THE COMPANY

         Tangible Investments of America, Inc. ("TIA") our predecessor, was originally founded by our current chief executive officer ("CEO"), Silvano DiGenova, in 1977 when Mr. DiGenova first exhibited his coins at a national coin dealer's convention. That same year, Mr. DiGenova first became involved in other collectibles such as fine arts and antiques. Mr. DiGenova has collected rare coins since 1971 (when he was nine years old). While attending the Wharton School of Business in the early 1980s, Mr. DiGenova continued to develop TIA, and in May 1984, prior to graduating, Mr. DiGenova took a leave of absence from Wharton and incorporated TIA in Pennsylvania.

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

         In November 2002, we began to reduce those of our operations that were focused on the fine art, jewelry and collectibles ("Art") segment of our business. By March 2003, with exception of activities specifically related to the liquidation of our remaining art inventory, all Art business segment operations had ceased. We may, at some future date and on a limited basis, re-enter some of the Art business segment as a consignment auctioneer. We anticipate that we will complete the liquidation of our art inventory no later than September 30, 2003, although it is possible that this liquidation process may extend beyond that date.

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

         According to experts in the field, it is difficult to determine the total annual sales volume of the coin and collectibles business. Sotheby's Holdings, Inc. (NYSE: BID), one of the two largest auctioneers in the world in coin and collectibles markets, reported annual auction and related revenue from the sale of art and collectibles of $298 million for the year ended December 31, 2002. According to reports from Ebay Inc. (NASDAQ: EBAY), an Internet-only auctioneer of personal and real properties including collectibles, net revenue from services provided by Ebay exceeded $1.2 billion for the year ended December 31, 2002.

         With specific regard to coins, in April 2001 the U.S. Mint reported that there are over 125 million adult Americans collecting the new quarter dollar coins from the 50 State Quarters(TM) program developed by the Mint. This program was designed to increase coin collecting and the number of collectors by minting five new designs annually of the quarter dollar with each design featuring one each of the 50 states over a ten year period from 1998 through 2008. In the 1999 annual report of the U.S. Mint, it was reported that 6 billion quarters were minted, up from 1.5 billion in the previous year.

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

COIN GRADING AND TRADING SYSTEMS

         Determining the market value of a given coin plays a vital role in buying and selling rare coins. Rare coins are graded on a numerical scale from 0 to 70. Zero represents the basal state (or lowest condition or state of preservation) and 70 represents an uncirculated (or mint state) specimen that is perfect in condition or state of preservation in every aspect. As a result of this numerical scale relating to condition or quality, there is a correlation to value in that the higher its numerical grade, the more valuable a coin is to collectors or dealers. A one point difference, not even discernible to a layman's eye, can result in a difference in value of thousands of dollars. Therefore, consistent grading according to a standard universally accepted by the marketplace is very important. In 1986, the first uniform grading system was implemented by the Professional Coin Grading Service, or the PCGS. Silvano DiGenova, our chief executive officer, was a co-founder of the PCGS and assisted in the development of the grading system used by the PCGS. Mr. DiGenova sold his interest in the PCGS in 1987 and, since that time, has not been affiliated with the PCGS, except as a customer of its services. A year after the PCGS was founded, the Numismatic Guaranty Corporation, or the NGC, was formed. Mr. DiGenova is not affiliated with NGC except as a customer of its services.

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

RETAIL AND WHOLESALE SALES

         We sell rare coins and collectibles on a wholesale and retail basis. On a wholesale basis, our contacts include approximately 5,000 rare coin dealers across the country who we contact through telephone, email, fax, electronic exchanges and in person at the approximately 20 shows or expositions annually. We sell through each of those venues in addition to consigning rare coins to independent auction companies for sale at public auction. We also consign rare coin inventory to as many as five independent auction companies. Wholesale transactions are usually completed with recognized dealers in the trade and are often for immediate payment or with approved credit relationships, by payment within 30 days from the date of sale. Retail transactions typically do not involve the extension of any credit terms and payment is made at the time of sale.

         Our CEO in consultation with senior management team members approves trade credit. In wholesale transactions, selling prices for rare coins are determined by the marketplace and usually individually negotiated with the buyer. There are several printed pricing guides, some published weekly, which provide pricing indications as well as the CCE, a real-time exchange with bids and asks on many of the coins in the market. Often, a wholesale customer is buying rare coins from us because the wholesale customer has another customer, whether wholesale or retail, already identified. Wholesale sales prices for rare coins are determined primarily by the grade of the coins and are often influenced by non-market factors such as the purchasing or selling dealer's liquidity, the relative desire or need for the specific rare coin, the length of time the selling dealer has held the rare coins and other factors. We have an inventory turnover of four to five times per year.

         When selling rare coins and collectibles on a retail basis, we utilize direct mail, telephone, fax, email and Internet-based retail and auctions, both private and public, as channels of distribution. We maintain a database of over 30,000 potential customers for rare coins who are solicited regularly through these channels. We currently maintain our website, www.sgbh.com to offer rare coins both at retail and at private auction. We have ongoing campaigns on eBay, a third party website, to sell rare coins at its Internet public auction site. At retail, we typically sell for immediate payment, holding the rare coins or collectibles until good funds are received. In a few instances, on large purchases, we will consider financing a sale for a retail buyer. In these situations, we will hold the rare coins or collectibles as collateral. In retail transactions, the market determines sale prices for rare coins and there are several pricing guides available to the retail buyer including monthly and weekly publications and auction prices realized. The price to be paid by a retail buyer for a rare coin is primarily based on the coin's condition and rarity as determined by its grade but is also influenced by the buyer's desire for the particular rare coin, the time it has taken to find a suitable example for the buyer's collection, the relative rarity of the coin to others held by the buyer and other factors. In retail transactions, we principally sell rare coins that have been certified for authenticity and quality by an independent recognized authority.

ACQUISITION OF INVENTORY

         We acquire inventory of rare coins at wholesale through other dealers in the trade, retail customers, trusts or estates desiring to sell their holdings or by auction. We are not dependent on any major suppliers. During the year ended June 30, 2003, no supplier provided more than 10% of our aggregate purchases of coins and collectibles. When purchasing from other dealers in the trade, we are typically offered 30 days to pay the net invoice amount. Purchases from retail customers, trusts and estates or at auction by an independent auction company require immediate payment upon taking title and possession of the property. On occasion, we may trade items from our inventory to either a dealer or a retail customer in exchange for property from the dealer or retail customer. When buying inventory from a dealer, the majority of these purchases are completed at shows and expositions around the country, although a significant volume is transacted over the telephone. Purchasing at auction is another major source of inventory in rare coins. Purchase prices are negotiated by our buyers with dealers in the trade and with the retail customers, trusts and estates. When buying at auction, our buyers compete with other buyers in determining the final bid for any given lot of property.

AUCTION OPERATIONS

         On July 6, 2001, we acquired substantially all of the assets of Superior Galleries, Inc., a California corporation, a company that was an auctioneer of rare coins and collectibles located in Beverly Hills, California ("SGBH," which is not the same legal entity as Superior), for cash and a note. Through June 30, 2003 we were operating this business as a subsidiary under the name Superior Galleries Beverly Hills, Inc. although the seller retained certain rights to the Superior Galleries name in the stamp and space memorabilia markets for a period of two years from the date of the acquisition. As a result, we were restricted until July 6, 2003 from doing business in either the rare stamp or space memorabilia markets under this name for such period. Effective July 1, 2003, the auction operations of SGBH were combined with the remainder of our operations.

         Superior, as an auctioneer of rare coins and collectibles, has a history dating back to 1929 with sales primarily in the rare coin and rare stamp markets. We believe that we are the largest rare coin auction firm in the Western United States and one of the largest three in the United States. With our long time location in Beverly Hills, our customers and clients include many well-recognized names in the entertainment and sports fields. We have sold some of the most famous American rare coins, including the 1913 Liberty Nickel (five known) selling in February 2001 for $1.8 million.

         We solicit and accept consignments of rare coins from individuals, dealers and trusts and estates and charge a seller's commission along with a buyer's premium on each lot sold. The combination of the seller's commission and the buyer's premium on each lot equals approximately 5%-25% but averages approximately 10%.

         We market our services by advertising in trade journals, direct mail and telemarketing and through attendance at major shows and exhibitions and by personal visits. Each consignment of goods is evidenced by a contract signed by both the consignor and Superior. In some instances, we may loan the consignor funds in an amount up to approximately 50% of the expected prices realized from the sale of the property in the consignment. The consignor loan amount maximums are determined by a loan-to-value ratio based on our estimate of the wholesale liquidation value in the event the consigned items do not sell at auction. In this event, the consignor also executes a note and security agreement evidencing the debt and providing a security interest to us in the consigned items. The proceeds from the sale of the property are used to repay the loan amount and the excess funds are paid to the consignor. Upon receipt of the consigned goods, we record the receipt on our records and then catalog and photograph the items, storing the information in digital format.

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

         Generally, the purchase price from the sale of rare coins is due upon the completion of the auction, although we maintain credit relationships with certain dealers in the trade and offers payment terms of 30 days to those selected dealers. A contract with a consignor requires payment to the consignor, less any loan amounts, accrued interest and commissions, to be made within 45 days of the sale date.

COMPETITION

         The business of selling rare coins is highly competitive. We compete with a number of smaller, comparably sized, and larger firms throughout the United States. These include: Heritage Rare Coin Galleries, a large scale coin firm; National Gold Exchange, a large wholesale coin and bullion seller; Spectrum, a subsidiary of Greg Manning Auctions, Inc., a publicly traded company; Bowers and Merena Galleries, a subsidiary of Collectors Universe, Inc., a publicly traded company; American Numismatic Rarities, a comparably sized coin auction company; U.S. Coins, a medium sized coin wholesaler; and other companies. These competitors are generally larger and better capitalized than we are. However, we believe that we are able to compete with these competitors due to our staff expertise, reputation and generally high quality inventory. However, we cannot assure you that we can continue to compete successfully with other established companies that have greater financial resources, experience and market share than us.

REGULATION

         The rare coin markets are not currently subject to direct federal, state or local regulation. However, the Federal Trade Commission, or FTC, and many state attorneys general have shown an interest in regulating the sales of rare coins and other tangible assets as investments. The State of New York has determined that under certain circumstances, rare coins may be treated as securities under state law, thereby requiring rare coin dealers to register as broker-dealers and permitting investors all legal and equitable remedies otherwise available to buyers of securities. We rely upon a 1998 U.S. Federal

Court ruling that the ordinary retail sale of rare coins to investors does not constitute the sale of a security under the federal securities laws, and we believe that our operations are not subject to regulation as involving the sale of securities. There is no assurance, however, that at some time in the future, the sale of rare coins will not be subject to increased regulation, and that our business will not be materially adversely affected by such regulation. Any increased regulation of our business could increase our costs of operation or require us to change our business practices, either of which could have a material and adverse impact on our business.

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

         In addition, many investors favor rare coins because they can be bought, owned and sold privately, i.e., without registering with or notifying any government agency. However, the Internal Revenue Service now requires dealers such as us to report all sales of coins in which more than $10,000 in cash or a cash-like instrument is used as payment. The private nature of rare coin ownership has occasionally resulted in rare coins being purchased by taxpayers for the purpose of concealing unreported income, or used to "launder" income derived from unlawful activities. This has caused local authorities to consider imposing registration and/or reporting requirements upon rare coin dealers, although we believe that the only such regulation enacted to date (in the City of Chicago) has not been enforced against full-time dealers in rare coins. We cannot assure you that additional regulations will not be imposed upon us in the future, and that our business will not be harmed as a result.

TAXATION OF MAIL ORDER SALES

         We do not collect California sales tax on mail order sales to out-of-state customers, because interstate sales generally are tax-exempt. Nor do we collect use tax on our interstate mail order sales. Most states impose a use tax on "retailer(s) engaged in business in this state" on sales of "tangible personal property for storage, use, or other consumption in this state." Use tax is usually set at the same rate as sales tax, and its purpose is to equalize the tax affects on local retailers who pay sales tax and out-of-state mail order companies who do not. Some states exempt rare coin sales over $1,000 from sales or use tax, but most do not. Although the United States Constitution restricts the right of states to tax interstate commerce, states can assess use tax on any transaction where the out-of-state mail order firm is deemed to be "engaged in business" in the state. A retailer which has a "nexus" with the state, i.e., any physical presence in the state, regardless of whether the sales themselves arise from that local presence, is deemed to be "engaged in business" in the state. "Nexus" includes attending conventions, although at least one state (California) provides a seven-day "safe harbor" for out-of-state dealers attending conventions and whose sales are less than a certain dollar threshold. It also would include attending auctions or making buying or selling trips. On that basis, we may be deemed to have "nexus" in many states.

         Payment of use tax is the buyer's obligation, but states require retailers engaged in business in that state to collect the tax on sales to customers in that state and remit it to the state along with a use tax return. There is no statute of limitations for use tax if the dealer has filed no returns. To date, we have not been assessed for use tax by the taxing authority of any other state for sales to customers in that state claiming that we are engaged in business in that state and therefore required to collect and remit the tax, nor have we received any inquiry indicating that we were being audited for the purposes of such an assessment. However, there is no assurance that we will not be audited by state taxing authorities and be assessed for unpaid use taxes (plus interest and penalties) for a period of many years.

         In addition to use tax, many states impose income and franchise taxes on out-of-state companies that derive net income from business with their residents. For example, California applies an income-based franchise tax to out-of-state corporations operating in California for the privilege of using the corporate form. The maximum California corporate tax rate is approximately 9%, with a minimum tax of $800 per year. Income derived outside of California is not taxed, and in-state income of taxpayers liable for tax in more than one state is calculated using a formula contained in the Uniform Division of Income for Taxation Purposes Act, a statute in effect in about one-half of the states. As with use tax, nexus principles apply, and the U.S. Supreme Court requires "a minimal connection between the interstate activities and the taxing state, and a rational relationship between the income attributed to the State and the intrastate values of the enterprise."

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

CUSTOMERS/DEPENDENCE ON KEY CUSTOMERS

         We generally sell to a large variety of individual retail purchasers as well as several wholesale purchasers throughout the nation and world. During the fiscal year ended June 30, 2003, none of our customers accounted for more than 10% of our sales.

NUMBER OF EMPLOYEES

         As of August 15, 2003, we co-employed or obtained contract services from 25 persons, of which 16 were full-time co-employees. Our co-employment relationship is with Administaff, as a professional employer organization. We believe that our future success depends in part upon our ability to recruit and retain qualified numismatists, fine art experts, marketing and other personnel. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

FACILITIES

         Our principal offices are located at 9478 West Olympic Boulevard, Beverly Hills, California. We have another location located at 3444 Via Lido, Newport Beach, California with significant unused capacity. The Newport Beach office lease will not be renewed upon the termination of the current lease on September 30, 2004, however we are planning to shut down the facility by September 30, 2003. We believe that our facilities are adequate for our needs for the near future.

ITEM 2.       DESCRIPTION OF PROPERTY

         Our corporate headquarters are located in an approximately 7,000 square foot storefront facility located in Beverly Hills, California which we lease from a company controlled by another rare coin dealer. This facility includes administrative, customer support, auction, gallery and retail space. The lease expires on September 30, 2007. The monthly rental rate is $15,646, subject to annual increases based on increases in the consumer price index.

         Our Newport Beach, California storefront is located in an 11,270 square foot facility, which we lease from an unaffiliated third party. A portion of this facility is used for retail activities and customer support. The lease expires on September 30, 2004. The monthly rental rate was $11,550 for the year ended September 30, 2002, increased to $11,896.50 for the year ending September 30, 2003 and to $12,253.40 for the year ending September 30, 2004.

ITEM 3.       LEGAL PROCEEDINGS

         From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 30, 2003 at our Annual Meeting of Shareholders, the stockholders voted on the following matters:

         o        the re-election of directors,

         o the adoption of a new stock option plan ("2003 Omnibus Stock Option Plan"),

         o the amendment of Tangible's Certificate of Incorporation to provide for a one-for-twenty reverse stock split of our common stock,

         o the reincorporation of our Company in the State of Delaware which included the change of our corporate name from "Tangible Asset Galleries, Inc." to "Superior Galleries, Inc.,"

         o the ratification of the selection of Haskell & White LLP as our independent certified public accountants.

         As of the close of business on June 4, 2003, the record date for the meeting, we had outstanding 52,813,669 shares of common stock, 3,400,000 shares of Series B Preferred Stock, and 2,000,000 shares of Series D Preferred Stock. Each share of Series B Preferred Stock was entitled to ten votes, and each share of Series D Preferred Stock was entitled to 16.67 votes. A total of 30,291,302 shares of common stock, 3,000,000 shares of Series B Preferred Stock (representing 30,000,000 votes), and 2,000,000 Shares of Series D Preferred Stock (representing 33,333,333 votes) were represented in person or by proxy at the meeting and constituted a quorum.

         All of the nominees as directors were elected and all of the other matters presented to the shareholders were approved. The votes for and against, and abstentions from voting, on the matters presented were as follows:

         Proposal 1: To elect five directors:

                                                   Withhold
                 Nominee            For            Authority             Abstain
                 -------            ---            ---------             -------

         Silvano DeGenova         93,347,155          22,635             208,845
         Paul Biberkraut          93,347,155          22,635             208,845
         Mark Cohen               93,347,155          22,635             208,845
         Lee Ittner               93,347,155          22,635             208,845
         David Rector             93,347,155          22,635             208,845

         Proposal 2: To adopt the 2003 Omnibus Stock Option Plan.

                  For:       93,199,889
                  Against:      237,731
                  Abstain:      187,015

         Proposal 3: To approve an amendment to our Certificate of Incorporation to provide for a one-for-twenty reverse stock split of our common stock.

                  For:       93,167,162
                  Against:      407,373
                  Abstain:       50,100

         Proposal 4: To approve the reincorporation of our company in the State of Delaware, including the change of our corporate name to "Superior Galleries, Inc."

                  For:       93,572,612
                  Against:       49,423
                  Abstain:        2,600

         Proposal 5: To ratify the selection of Haskell & White, LLP as our independent certified public accountants to audit our financial statements for the fiscal year ending June 30, 2003.

                  For:       93,486,520
                  Against:        1,100
                  Abstain:      137,015

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is traded on the NASDAQ over-the-counter Bulletin Board under the symbol "SPGR." Prior to July 1, 2003 our symbol was "TAGZ." Due to the reduced volume of trading over the past 60 days, no public market is deemed to exist for our common stock at this time.

         The following table shows the trading price data for our common stock as reported by NASDAQ as the range of representative bid prices for our common stock for the quarters indicated. Our common stock is quoted in the National Quotation Bureau's Pink Sheets and listed on the NASD's Electronic Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, may not represent actual transactions and have been retroactively restated to reflect the one-for-twenty reverse split of our common stock on June 30, 2003.


                                                       Fiscal 2003
                                            ---------------------------------
         Fiscal Quarter Ended:                     High              Low
                                            -----------------  --------------

              June 30                             $1.50              $0.02
              March 31                             0.60               0.02
              December 31                          0.60               0.20
              September 30                         2.40               0.60

                                                       Fiscal 2002
                                            ---------------------------------
         Fiscal Quarter Ended:                     High              Low
                                            -----------------  --------------

              June 30                             $3.80              $1.20
              March 31                             1.20               0.40
              December 31                          3.20               0.60
              September 30                         5.00               1.20

HOLDERS

         The number of holders of record of our common stock as of the close of business on August 15, 2003 was approximately 450.

DIVIDENDS

         To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends in the near future. We intend to retain future earnings, if any, to provide funds for the operation of our business. The terms of our Series A Redeemable 8% Convertible Preferred Stock, or Series A Preferred Stock, prohibit us from paying dividends on shares of our common stock unless dividends in such amount shall have been simultaneously paid or declared and set apart for payment to the holders of our Series A Preferred Stock. In addition, the terms of our Series B $1.00 Convertible Preferred Stock, or Series B Preferred Stock, prohibit us from making any distributions on our common stock without the vote or written consent of the holders of a majority of the outstanding shares of the Series B Preferred Stock, voting as a separate class.

         At June 30, 2003, there were 113,750 options outstanding under the 2000 Omnibus Stock Option Plan at a weighted average exercise price of $6.05 and no options outstanding under the 2003 Omnibus Stock Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 14, 2003, our company issued 2,000,000 shares of newly created Series D $1.00 convertible preferred stock ("Series D stock") for a purchase price of $2,000,000 pursuant to a stock purchase and warrant agreement ("purchase agreement") with Stanford Venture Capital Holdings, Inc. ("Stanford"). As set forth in that agreement, on July 24, 2003, Stanford, their designated warrants holders and our CEO exercised warrants to purchase an aggregate of 1,845,100 common shares at an exercise price of $0.001 per share. The common shares issued upon exercise of those warrants were issued to sophisticated purchasers in a transaction not involving any general solicitation, and which was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of that Act. No underwriting discounts or commissions were paid in connection with this transaction.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                           Year Ended        Year Ended
                                                         June 30, 2003     June 30, 2002
                                                       ----------------   ----------------
Net Sales                                                        88.6%              95.0%
Commission Income                                                11.4%               5.0%
                                                       ----------------   ----------------
Total Revenue                                                   100.0%             100.0%
Cost of Sales                                                    78.4%              85.6%
                                                       ----------------   ----------------
Gross Profit                                                     21.6%              14.4%
Selling, general and administrative expenses                     32.8%              34.1%
Impairment of goodwill                                            2.9%               0.0%
                                                       ----------------   ----------------
Loss from operations                                            -14.1%             -19.7%
Other income (expense)                                           -3.0%              -6.2%
                                                       ----------------   ----------------
Loss before taxes and discontinued operations                   -17.1%             -25.9%
Income taxes                                                      0.1%               0.0%
                                                       ----------------   ----------------
Loss from continuing operations                                 -17.2%             -25.9%
Discontinued operations                                          -0.0%             -16.2%
                                                       ----------------   ----------------
Net Loss                                                        -17.2%             -42.1%
                                                       ================   ================

FOR THE YEAR ENDED JUNE 30, 2003 AND 2002

         We recorded a loss from continuing operations for the year ended June 30, 2003 of $3,491,003 or $1.75 per share on both a basic and fully diluted basis as compared to a loss of $4,867,048 or $2.50 per share on both a basic and fully diluted basis for the year ended June 30, 2002, a decrease in our operating loss of $1,376,945. The decreased loss from continuing operations is primarily attributable to an increase in commission income, improvements in the gross margin from rare coin sales and a reduction in interest expense. Our results for the year ended June 30, 2002 included losses from the discontinued operations in the amount of $3,037,541 or $1.53 per share on both a basic and fully diluted basis from the Gehringer & Kellar, Inc. d/b/a Keystone Coin & Stamp Exchange ("Keystone") and HotelInteractive, Inc. ("HI") units that were sold in November 2001 and February 2002 respectively.

     TOTAL REVENUE

         The table below sets forth our primary sources of revenue for the periods indicated:

                                       -------------------------- --------------------------
                                              Year Ended                 Year Ended
                                             June 30, 2003              June 30, 2002
                                       -------------------------- --------------------------
         Net Sales
             Coins - Wholesale             $9,050,773      44%         $8,629,062     46%
             Coins - Retail                 8,263,941      41%          8,825,709     47%
             Art, collectibles & other        729,112       4%            403,464      2%
                                       ------------------ -----   ------------------ -----
         Total Net Sales                   18,043,826      89%         17,858,235     95%
         Commission Income                  2,311,082      11%            938,917      5%
                                       ------------------ -----   ------------------ -----

         Total Revenue                    $20,354,908     100%        $18,797,152    100%
                                       ================== =====   ================== =====

         We recorded total revenue of $20,354,908 for the year ended June 30, 2003, an increase of $1,557,756 or 8.3% over the total revenue of $18,797,152 recorded for the year ended June 30, 2002. The increase in revenues is primarily due to increased commission income from rare coin auctions. Wholesale coin sales, which represented 44% of total revenue, increased $421,711 or 5% to $9,050,773. Retail coin sales, which represented 41% of total revenue, decreased $561,768 or 6% to $8,263,941. On a combined basis wholesale and retail sales decreased $140,057 or less than 1%. The moderate decrease in sales was the result of our decision to reduce inventory levels as compared to previous years and to increase average gross margins in the latter part of the current year as we reduced our need to liquidate inventory to generate cash flow.

         Fine art, collectibles and other sales increased $325,648 or 81% to $729,112 during the year ended June 30, 2003. This increase was primarily due to our decision to undertake a controlled liquidation of our art inventory. In November 2002, we made the decision to substantially reduce our art business segment operations and by March 2003 all operational activities had ceased with the exception of our efforts to liquidate the balance of our art inventory.

         Commission income, which represented 11% of total revenue, increased $1,372,165 or 146% to $2,311,082 for the year ended June 30, 2003. The increase in commission was due to the fact that there were six rare coin auctions in fiscal 2003, as compared to three in fiscal 2002, as well as the size and strength of three rare coin auctions held in January, February and May 2003. Auction sales (hammer prices realized) were $25,023,893 for the year ended June 30, 2003 as compared to $8,859,887 for the year ended June 30, 2002.

     COST OF SALES

         Cost of sales decreased $139,789 to $15,952,059 for the year ended June 30, 2003, representing 78.4% of total revenue, compared to $16,091,848, for the year ended June 30, 2002, which represented 85.6% of total revenue. Excluding the impact of commission income, the decrease in cost of sales represents the improvement in the gross margins on rare coins that was result of strong market conditions experienced during the last two quarters of the current year. The positive effects of the market strength in latter part of the year were partially offset by the aggressive pricing of rare coin inventory during the first two quarters to generate cash flow and the mark-down of art inventory of $665,138 resulting from continuing weakness in the market place for art. The cost of sales as a percentage of revenue will vary from period to period with variations in the mix of revenue and margins between wholesale and retail rare coin sales and commission income.

     GROSS PROFIT

         Gross profit for the year ended June 30, 2003 increased $1,697,545 or 62.7% to $4,403,846. This represented 21.6% of total revenue for the year ended June 30, 2003, as compared to $2,705,304 for the year ended June 30, 2002, which represented 14.4% of total revenue for that year. The increase in the gross profit and gross profit percentage was primarily due to the increase in auction commission revenue and the improved margins on the sale of rare coins. Gross profit as a percentage of revenue will vary from period to period with variations in the mix of revenue and margins between wholesale and retail rare coin sales and commission income.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $269,516 or 4.2% to $6,675,629 for the year ended June 30, 2003 from $6,406,113 for the year ended June 30, 2002. This increase is attributed primarily to the significant growth in our auction operations as measured by both the number and size of the rare coin auctions held. Additionally, legal and audit fees increased as result of more stringent regulatory reporting and compliance requirements, and we incurred two unusual bad debts related to a note receivable and an auction customer in the amounts of $130,714 and $200,000 respectively. These increased costs were partially offset by the elimination of costs associated with the art business segment, including payroll and marketing expenses, as those operations were terminated.

     IMPAIRMENT OF GOODWILL

         In July 2001, we recorded goodwill of $591,521 in connection with acquisition of our SGBH auction unit. Based on its annual fair value assessment to determine the impairment, if any, of goodwill, management determined that the SGBH goodwill had become fully impaired resulting in charge of $591,521 for the year ended June 30, 2003.

     OTHER INCOME AND EXPENSES

         Other expenses decreased $560,533 on a net basis to $613,306 for the year ended June 30, 2003 from $1,173,839 for the year ended June 30, 2002. This decrease is attributable primarily to a decrease in interest expense. The Company was able to reduce its interest bearing debt primarily with the proceeds of equity investments of Stanford in April 2002 and February 2003.

     PROVISION FOR INCOME TAXES

          We had net losses for the years ended June 30, 2003 and 2002. During the year ended June 30, 2003 a tax provision of $13,396 was recorded representing state and other minimum taxes. During the year ended June 30, 2002, the benefit for income tax was $7,600. The tax benefit for 2002 was the net amount of the derecognition of a deferred tax liability netted with state and other minimum taxes. For federal income tax purposes, we have a net operating loss carryforward of approximately $8,900,000 which is available to offset future federal taxable income through 2023. For state income tax purposes, we also have a net operating loss carryforward of approximately $4,300,000, which is available to offset state taxable income through 2008. The use of these net operating loss carryforwards will be limited due to changes in ownership, the effect of which has yet to be calculated.

     DISCONTINUED OPERATIONS

         The loss from discontinued operations for the year ended June 30, 2002 includes a loss from operations of our HI and Keystone subsidiaries totaling $2,754,561 and a loss on disposal of assets totaling $282,980. HI recorded a loss from operations of $2,627,567 for the year ended June 30, 2002 and a loss on disposition of assets of $81,107. Keystone recorded a loss from operations of $126,994 for the year ended June 30, 2002 and a loss on disposition of assets of $201,873. Keystone and HI were disposed in November 2001 and February 2002 respectively.

     LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had working capital deficiency of $357,816 and we incurred a loss from operations of $3,491,003 and used cash in operating activities of $1,130,332 for the year then ended. We may continue to incur additional losses in the current fiscal year. Given our June 30, 2003 cash balance of $688,872 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2004. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast, expenses be higher that forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. During the past year, we have incurred defaults under our line of credit and the long-term notes. We negotiated extended payment terms with our creditors. However, there is no guarantee the lenders will continue to negotiate in the future, and the lenders may declare amounts owed by us due and payable. Subsequent to June 30, 2003, we remained in default under the line of credit. We do not expect future fixed obligations through June 30, 2004 to be paid solely by cash generated from operating activities. We intend to satisfy fixed obligations from: (i) additional debt/equity financings; (ii) renegotiation of the defaulted line of credit obligation; (iii) liquidation of inventory; and
(iv) cash generated by operations. No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

     OPERATING ACTIVITIES

         Cash increased $653,408 during the year ended June 30, 2003 to $688,872 from $33,464 at June 30, 2002.

         Cash used in our operating activities totaled $1,130,332, resulting primarily from our loss from operations of $3,491,003, and from the increase in our auction advances of $1,647,167, and partially offset by decreases in our accounts receivable and inventory of $2,428,989 and $786,409 respectively. The increase in auction advances is the result the significant increases in auction operations as compared to the previous year. The decrease in accounts receivable is related to the timing of the receipt of the proceeds from our May 2003 auction and the reduction of inventory reflects management's decision to reduce inventory to meet our cash requirements.

         We will continue to strive to gain operating efficiencies by turning our inventory more quickly and limiting the maximum amounts of inventory that we carry, although there is no assurance we will achieve these efficiencies.

     INVESTING ACTIVITIES

         Cash provided from investing activities during year ended June 30, 2003 was $41,302 consisting of $69,286 received as payment against the note receivable from the sale of the HI subsidiary, $20,480 in proceeds on the sale of property and equipment and offset by purchases of property and equipment of $48,464.

     FINANCING ACTIVITIES

         We have incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $1,744,438 for the year ended June 30, 2003 resulting from the transactions described below.

         FINANCING ACTIVITIES - DEBT

         On November 16, 2000, our TCI unit executed a demand convertible note payable ("demand note") to a former director of the Company, bearing interest at the rate of 13.5%, with a profit sharing interest in TCI. The demand note was secured by inventory of the Company and TCI, and convertible into our common shares. On January 22, 2003 the Company repaid the demand note in full. During the year ended June 30, 2003, the demand note was reduced by $389,510.

         On July 3, 2001, we executed a promissory note agreement dated July 3, 2001 to an investment group, secured by the proceeds from any future offering of equity securities, and bearing interest at an annual rate of 10%. The note was initially due on July 3, 2002. The investment group agreed to extend the due date and on February 19, 2003 we repaid the note in full. During the year ended June 30, 2003, the note was reduced by $68,750.

         On July 6, 2001, we executed a note payable for the acquisition of the assets of SGBH, secured by the assets acquired, and guaranteed by our CEO. The loan provided for periodic payments through January 2002. We failed to pay the loan in full at that date but continued to make loan payments through July 2002. In October 2002 we renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest and establishing a new interest rate of 4.5% over the prime lending rate, to be paid in biweekly installments over one year. On November 1, 2002 we made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. This note now requires ten principal and interest installments of $19,133 each, beginning on December 1, 2002, with interest at the rate of 12% per annum. As of June 30, 2003, the outstanding balance was $56,832. During the year ended June 30, 2003, the note was reduced by $321,415.

         On July 6, 2001, as a part of the asset purchase transaction for SGBH, we executed a revolving promissory note ("line-of-credit") with the seller of the assets in the aggregate amount of $3,000,000 bearing interest at 4% over the prime rate and secured by assignment of the notes receivable from consignors of property to SGBH. The line-of-credit was due on July 5, 2002 and was repaid in full on July 9, 2002. During the year ended June 30, 2003 the line of credit was reduced by $1,018,015.

         On November 20, 2001, we entered into a repurchase agreement with an individual (the "Buyer") providing for the sale of rare coins to the Buyer for an aggregate purchase price of $1,176,000, and granting us a non-exclusive right to repurchase and re-sell the coins (if the Buyer declares the coin available for sale) at the original sale price to the Buyer (an aggregate amount of $1,176,000) at any time during the term of the agreement until the expiration date on May 20, 2002. The repurchase agreement also grants us the non-exclusive obligation to market the coins that are the subject of the repurchase agreement and if we exercise the right to repurchase, we must share with the Buyer 50% of the gross profit realized on the subsequent sale of each coin repurchased. In addition, the repurchase agreement provides that we must repurchase, at expiration date and at the option of the Buyer, any coin still outstanding under the repurchase agreement at a repurchase price of 106% of the original sale price to the Buyer. Since we have the obligation to market the coins that are the subject of the repurchase agreement, the sale of the coins to the Buyer is not substantially complete until the coins are marketed, repurchased and sold to third parties. Accordingly, only those coins which we have re-marketed and sold to third party buyers are recorded and recognized as sales, and the aggregate value of the coins remaining under and subject to the repurchase agreement are classified as inventory until such third party sale is completed. Subsequent to May 20, 2002, the parties verbally extended the agreement, and in August 2002 we repurchased all the remaining coins from the individual to satisfy the obligation under the repurchase agreement and the liability was recorded as trade accounts payable due to the individual. Accordingly, the repurchase agreement in the amount was repaid in the amount of $556,361 during the year ended June 30, 2003.

         On January 31, 2002, our line-of-credit with a bank was renegotiated to mature on September 30, 2002 and required principal payments to pay off the loan in full by the maturity date. We were unable to maintain the payment schedule and the line-of-credit was unpaid at the maturity date. The remaining principal obligation of $284, 868 was paid to the bank on December 10, 2002 with the proceeds from a promissory note executed in favor of our CEO. During the year ended June 30, 2003, this line-of-credit was reduced by $376,393.

         On February 6, 2002, we issued a secured promissory note in the amount of $209,000 to an individual and customer. The note was non-interest bearing and was to mature on May 6, 2002. On May 7, 2002, the note was amended to permit the balance to be paid over seven equal bi-weekly installments including interest at the rate of 10% per annum. During the year ended June 30, 2003, the note was reduced by $150,317 and was paid in full.

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bear interest at the prime lending rate plus 7% per annum (an aggregate of 11.00% at June 30, 2003), are secured by our inventory and a personal guarantee of our CEO and were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and is secured by substantially all the assets of the Company and a personal guarantee of our CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender died and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). Although the executor orally indicated his willingness to work with us to renegotiate the Line of Credit terms on a more favorable basis, there can be no assurance that the revised terms will be acceptable to us nor is there any guarantee that the Line of Credit will not be called for repayment at any time. We are currently seeking replacement financing through the efforts of Stanford, a principal stockholder, on the assumption that the Lender Estate will request repayment of the Line of Credit. There can be no assurance that we will be able to refinance this obligation at terms acceptable to us. No interest payments have been made on the Line of Credit since December 2002. As of June 30, 2003 the outstanding balance was $2,500,000, not including accrued interest. No payments were made to reduce the Line of Credit during the year ended June 30, 2003.

         On October 9, 2002 our subsidiary, SGBH executed an inventory loan with another rare coin dealer in the amount of $1,011,975 for the purchase of new rare coin inventory from an unrelated third party. The loan bore interest of $75,000 through January 20, 2003 and thereafter bore interest at rate of 2.5% per month. The loan was secured by the rare coin inventory purchased with the proceeds of the loan. All proceeds from the sales of the rare coins securing the loan were applied first against the loan principal and interest. The loan was repaid in full on February 4, 2003.

         On November 1, 2002, our subsidiary, SGBH, executed an inventory loan with another rare coin dealer in the amount of $179,350 secured by specific inventory owned by Superior. The loan bore interest of $7,500 through January 31, 2003 and thereafter bore interest at the rate of 1.5% per month. All proceeds from the sales of the coins securing the loan were applied first against the loan principal and interest. The loan was repaid in full on March 14, 2003.

         On December 10, 2002 our CEO advanced $289,970 to us for the purpose of paying off our line of credit with First Bank & Trust. We executed a promissory note in favor of the CEO in the amount of $289,970 payable on demand and bearing interest at the rate of 12% per annum. As of the June 30, 2003, the outstanding balance was $289,970.

         On December 13, 2002 our CEO advanced $70,000 to us for the working capital purposes. We executed a promissory note in favor of the CEO in the amount of $70,000 payable on demand and bearing interest at the rate of 12% per annum. As of the June 30, 2003, the outstanding balance was $70,000.

         On February 21, 2003, our subsidiary, SGBH entered into an auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to SGBH for the sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC is $2,000,000 and it bears interest at a rate of 10% per annum. The Auction LOC is secured by the collateralization of inventory consigned by SGBH auction advance customers and the assignment of the auction advance agreements to the private lender. Any future advance under the Auction LOC will be made to Superior. The lender can terminate this arrangement at any time. As of June 30, 2003 there was no outstanding balance. Subsequent to June 30, 2003, we borrowed $2,000,000 under the Auction LOC.

         FINANCING ACTIVITIES - EQUITY

         In July 2001 we raised $625,000 through the private placement of our Series A Preferred Stock and in April 2002 we raised $3,000,000 through the private placement of our Series B Preferred Stock. In February 2003 we raised an additional $2,000,000 through the private placement of our Series D Preferred Stock and our CEO converted his Series C Preferred Stock, which were equity securities that carry redemption obligations similar to debt, into $700,000 of our common stock at $1.20 per common share, which was the equivalent conversion price of the Series D Preferred Stock. We have invested the net proceeds from each private placement in our current operations and to reduce debt. However, this equity capital may be insufficient to permit us to execute our operating plan.

         OTHER LIQUIDITY PLANS

         In November 2002, we began to reduce our operations focused on the Art segment of our business. We have a plan in place to liquidate our Art inventory by October 31, 2003. Our initial plans included using both our own and third party auction houses and Internet sites to sell our inventory. From July 1, 2002 through June 30, 2003, we have sold approximately $700,000 of our Art inventory while still maintaining modest gross margins on these sales. In June 2003, management determined that our initial liquidation plans were no longer effective and a decision was made to solicit offers from other art dealers and collectors for them to purchase the balance of the Art inventory owned by us. In connection with the liquidation of our inventory we determined that the net realizable proceeds would be less than our carrying cost and as of December 31,

2002 we recorded a reserve against the Art inventory in the amount of $235,000 or approximately 20%. In June 2003, based our continued assessment of recoverability of the art inventory including our evaluation of the current Art market and informal offers from other art dealers, we increased the reserve to $665,000 or approximately 65% of our carrying cost. In addition to the inventory liquidation, we have had a reduction in workforce of 4 employees and we significantly decreased our sales and marketing expenditure related to the Art business segment. As of June 30, 2003, with the exception of some immaterial short-term advertising commitments we have exited the Art business segment. However, at some future date, we may resume our activities, on a limited basis, as a consignment auctioneer in some areas of the Art business segment.

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

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the year ended June 30, 2003 and does not have any plans for material capital expenditures through the current fiscal year ending June 30, 2004.

         Pursuant to a lease agreement executed on August 6, 2002, we extended our lease on our corporate headquarters and primary gallery located in Beverly Hills, California. The monthly base rent is $15,646 and the lease will expire on September 30, 2007.

           The following table outlines payments due under our significant contractual obligations over the next four years, exclusive of interest:

                                                                  Payment Due by Period
                                                                  ---------------------

Contract Obligations                                    Less than       Less than        Less than
  At June 30, 2003                       Total           1 Year          2 years          3 years      After 3 years
---------------------------------------------------------------------------------------------------------------------
Short Term Debt                      $   2,500,000    $   2,500,000   $           -   $           -    $          -
Long Term Debt                           1,423,810          616,812         204,748         202,250         400,000
Operating Leases                         1,134,222          368,241         261,135         224,376         280,470
                                     --------------------------------------------------------------------------------
Total Contractual Cash Obligations   $   5,058,032    $   3,485,053   $     465,883   $     426,626    $    680,470
                                     ================================================================================

         The above table outlines our obligations as of June 30, 2003 and does not reflect any changes in our obligations that have occurred after that date.

RISK FACTORS

     WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES. WE HAVE LIMITED WORKING CAPITAL.

         We may not become profitable or significantly increase our revenues. We incurred net losses of $3,491,003 and $7,904,589 for the years ended June 30, 2003 and 2002 respectively. We intend to implement several initiatives which we believe will enable us to return to profitability, including exiting unprofitable lines of business, reducing manpower and other costs, and focusing on higher margin products. Our working capital deficiency at June 30, 2003 was $357,816, which reflects a decrease from our working capital of $390,314 at June 30, 2002. There can be no assurance that our revenue or results of operations will not decline further in the future, that we will not continue to have losses, or that we will be able to continue funding such losses if they continue. The limited capital could adversely affect our ability to continue our operations.

     OUR AUDIT OPINION COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our auditors have expressed an opinion on our financial statements for the years ended June 30, 2003 and 2002 that contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern due to recurring operating losses, negative cash flows from operations, significant debt in default, and limited working capital.

     OUR BUSINESS OF SELLING PREMIUM COLLECTIBLES IS HIGHLY COMPETITIVE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE WILL DECREASE.

         The business of selling coins, works of art and other collectibles to retail and wholesale consumers and at auction is highly competitive. We compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. Additionally, other reputable companies that sell or auction collectible coins and artwork may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could be decreased.

     ADVERSE MARKET CONDITIONS COULD REDUCE THE AMOUNT SPENT ON RARE COINS AND REDUCE OUR SALES AND REVENUE.

         A decline in consumer spending could harm our business. Sales of rare coins depend on discretionary consumer spending and are affected by general market conditions. Many factors affect discretionary consumer spending, including the unemployment rate, business conditions, interest rates, inflation and tax rates. Spending on the types of luxury items that we typically auction are impacted by these factors more than sales of consumer products in general.

         Some of the market conditions that could cause the dollar volume spent in our auctions to decrease include the following:

     o   fewer rare coins offered for sale;

     o   a decline in the prices buyers are willing to pay; and

     o   shifts in consumer trends.

         As buyers' tastes change and economic conditions fluctuate, the supply, demand and dollar volume of rare coins sales could decrease, which could have a material adverse effect on our business, operating results and financial condition.

     OUR BUSINESS COULD BECOME SUBJECT TO HEIGHTENED GOVERNMENT REGULATION THAT COULD INCREASE OUR OPERATING COSTS.

         Recently, there have been indications that the rare coin market may become the subject of possible new government regulation. Compliance with any new regulations governing our business would likely impose costs and administrative burdens on us and could impact our profitability. In addition, any such regulation could require us to change our business practices.

     WE DO NOT COLLECT CALIFORNIA SALES TAX ON MAIL-ORDER SALES TO OUT-OF-STATE CUSTOMERS, NOR DO WE COLLECT USE TAX ON OUR INTERSTATE MAIL ORDER SALES.

         We believe that our sales to interstate customers are generally tax-exempt due to varying state exemptions relative to the definitions of being engaged in business in particular states and the lack of current internet taxation. While we have not been contacted by any state authorities seeking to enforce sales or use tax regulations, there is no assurance that we will not be contacted by authorities in the future with inquiries relative to our compliance with current statutes, nor is there any assurance that future statutes will not be enacted that affect the sales and use tax aspects of our business.

     IF THE POPULARITY OF RARE COINS DECLINES, OUR SALES AND REVENUES WILL BE NEGATIVELY IMPACTED.

         The popularity of rare coins may vary over time due to perceived scarcity, subjective value, general consumer trends, changes in the prices of precious metals, interest rates and other general economic conditions. We derive a significant portion of our revenues from commissions paid to us on the sale of rare coins in our auctions and sales of rare coins from our own inventory. A decline in popularity of rare coins would cause a decrease in the number of transactions in our auctions and fewer sales from our inventory, which would reduce our sales and revenue and harm our business.

     TEMPORARY POPULARITY OF CERTAIN RARE COINS COULD CAUSE OUR REVENUES TO FLUCTUATE.

         Temporary consumer popularity or "fads" among collectors temporarily may inflate the volume of rare coins that we auction and sell. These trends may result in significant fluctuations in our operating results from one quarter to the next. Any decline in the popularity of the rare coins we auction and sell as a result of changes in consumer trends could harm our business.

     OUR SUCCESS DEPENDS ON OUR MANAGEMENT TEAM AND OTHER KEY PERSONNEL, INCLUDING PERSONS WHO HAVE ONLY RECENTLY STARTED WORKING TOGETHER IN OUR RAPIDLY EVOLVING INDUSTRY.

         Our success and future performance depends on the continued services of our senior management and other key personnel, including persons who have only recently started working together in the rapidly evolving rare coin industry. The loss of the services of any of our senior management or other key personnel could harm our business. Some of our executive officers and key personnel are experts in the market for rare coins and have reputations for purchasing and appraising rare coins and for preparing auctions that will be attractive to buyers of rare coins. In particular, the services of our chief executive officer, Silvano DiGenova, would be difficult to replace. Although our executive management team has experience in operating businesses engaged in the sale of rare coins, due to the changing nature of our industry, it may be more difficult to assess and evaluate management in our industry than it is in other industries.

     OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK.

         Our revenue, expenses and operating results may vary significantly from quarter to quarter due to a number of factors, some of which are beyond our control. These factors include (without limitation):

     o the supply of and demand for rare coins in wholesale and retails markets;

     o consumer trends affecting the popularity of rare coins that we auction and sell from time to time;

     o   fluctuations in the prices of precious metals;

     o   our success in expanding our retail sales of rare coins;

     o   personnel changes;

     o   our inability to maintain customer satisfaction;

     o the size and timing of capital expenditures and other costs associated with the expansion of our business and infrastructure;

     o our inability to resell our inventory of rare coins in a timely manner;

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

     OUR OPERATING RESULTS ARE PARTICULARLY SENSITIVE TO FLUCTUATIONS IN
     REVENUE.

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

     WE MAY REQUIRE SUBSTANTIAL AMOUNTS OF CAPITAL IN ORDER TO ACCOMPLISH OUR FUTURE PLANS.

         Since our business involves the financing of inventory, receivables and auction advances, we may require substantial amounts of capital in order to achieve and accomplish our future business plans. However, to the extent we are in need of any additional financing, there can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. If we raise additional funds through the issuance of equity securities, further dilution to our existing shareholders may result.

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

     o    hire additional rare coin specialists and appraisers.

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

     FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

         During the fiscal year ended June 30, 2003, none of our customers accounted for more than 10% of our sales. However, at times we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

     WE MAY INCUR LOSSES AS A RESULT OF ACCUMULATING INVENTORY.

         In addition to auctioning rare coins on consignment, a substantial portion of the aggregate sales price of rare coins that we sell are from our own inventory. We purchase these rare coins from dealers and collectors and assume the inventory and price risks of these items until they are sold. If we are unable to resell the rare coins that we purchase when we want or need to, or at prices sufficient to generate a profit from their resale, or if the market value of our inventory of purchased rare coins were to decline, our revenue would likely decline.

     THE SUPPLY OF RARE COINS IS LIMITED AND OUR INABILITY TO OBTAIN RARE COINS FOR RESALE AND FOR SALE AT AUCTIONS COULD HARM OUR BUSINESS.

         Our business depends substantially on our ability to obtain rare coins for appraisal, sale and auction. We depend on the availability of rare coins through dealers and collectors, and we can provide no assurance that rare coins will continue to be available as before. Although we deal with numerous dealers and collectors from whom we are able to obtain rare coins for resale and for our auctions, only a limited number of dealers exist with the capacity to supply rare coins for resale and auction on a regular basis. A change in our relationships with suppliers or dealers could impact negatively our ability to obtain, resell or auction rare coins in the quantities and at the times we desire. A shortage in the supply of rare coins could impair our ability to attract customers, which would harm our business, operating results and financial condition.

     OUR AUCTION OPERATIONS MAY NEVER BECOME PROFITABLE.

         Our future operating results also depend on the success of our auction operations and the amount of resources that we will need to devote to the continual upgrade and enhancement of our Internet website, the performance of which may be impacted by fast, continuous changes in technology. Our auction operations currently are not profitable and we are presently unable to predict when our auction division will become profitable. We will need to achieve significant growth in our Internet business in order for our auction operations to become profitable. We are in the early stages of development of several new portions of our website that will offer content and auctions for rare coins that may have a lower average selling price than many of the rare coins in the markets we currently serve. Continued development of our website will require significant resources. The planned expansion of our website may not result in increased revenue, which could increase our losses and harm our business.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers are as follows:

        Name                  Age     Position
        ----                  ---     --------

        Silvano DiGenova      41      Chairman of the Board, Chief Executive
                                      Officer and Director

        Paul Biberkraut       42      Chief Financial Officer, Executive Vice
                                      President,  Secretary and Director

        Mark Cohen            42      Director

        Lee Ittner            41      Director

        David Rector          56      Director


         SILVANO DIGENOVA is our chairman of the board, chief executive officer and a director. Mr. DiGenova has also served as our acting chief financial officer from September 2002 through December 2002. Mr. DiGenova founded TIA, which would later become our company, in 1977. Mr. DiGenova is a recognized leader in the numismatic and fine arts field. In 1986, Mr. DiGenova helped form the Professional Coin Grading Service, the first widely accepted uniform grading system for rare coins. Mr. DiGenova attended the Wharton School of Business at the University of Pennsylvania for four years. However, Mr. DiGenova left Wharton in his fourth year to develop TIA, our predecessor, and did not obtain a degree from Wharton.

         PAUL BIBERKRAUT is our chief financial officer, executive vice president, Secretary and a Director. Mr. Biberkraut has served in this role since December 2002 and previously was our Company's chief financial officer and vice president of finance from October 1999 to December 2000. Mr. Biberkraut has over fifteen years of experience in management roles with varying levels of responsibilities for finance, accounting, information technology, operations and human resources. Prior to returning to our company Mr. Biberkraut was a senior finance manager for information technology at PacifiCare Health Systems, Inc. from December 2000 to November 2002 and was the corporate controller of Quality Systems, Inc. from November 1997 to June 1999. Mr. Biberkraut also served as the chairman of the audit committee for an Orange County, California based credit union from 1997 to 1999 and had served as a board member, treasurer and president of an Orange County, California based not-for-profit social service agency from 1989 to 1998.

         MARK COHEN is one of our Directors. Mr. Cohen has served in this role since May 2003. Mr. Cohen is a Certified Public Accountant licensed in the State of Florida, and since 1988 has been engaged in the practice of public accounting through his own accounting firm. Mr. Cohen has over ten years of experience in corporate accounting and finance at a management level for both public and private companies. He currently provides a wide range of accounting services, including audits of publicly traded companies.

         LEE ITTNER is one of our Directors. Mr. Ittner has served in the role since May 2003. Mr. Ittner is currently the Vice President for Latin America for Kyocera Wireless Corp., a position he has held since 2001. Prior to that time, Mr. Ittner was Senior Vice President of the Americas Region for Cellstar Corporation. Mr. Ittner has over 14 years of experience in both domestic and international operational management, sales and marketing, customer relations and strategic planning in the communications industry.

         DAVID RECTOR is one of our Directors. Mr. Rector has served in this role since May 2003. Since 1992, Mr. Rector has been a principal management consultant with The David Stephen Group, where he provides executive management services for several companies, overseeing operations and strategic planning. Mr. Rector has over twenty years of experience as a senior executive focusing on general management with Fortune 100 and developmental companies.

         All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of the board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These officers, directors and shareholders are required by Commission regulations to furnish us with copies of all such reports that they file.

         We have reviewed copies of such reports furnished to us during the fiscal year ended June 30, 2003 and thereafter, and written representations received by us from our directors and officers and the beneficial owners of more than 10% of our common stock concerning their compliance with Section 16(a) of the Exchange Act. Based on this review, we believe that during the 2003 fiscal year, the only failure by any such person to timely file a report under Section 16(a) of the Exchange Act was a late filing of a Form 3 Initial Statement of Beneficial Ownership of Securities by Paul Biberkraut, our Chief Financial Officer, Executive Vice President and director. This filing has now been made.

ITEM 10.      EXECUTIVE COMPENSATION

         The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our chief executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2003. Compensation information for such individuals is provided for the fiscal years ended June 30, 2003 and 2002 to the extent applicable. Other than as set forth below, no executive officer's total annual salary and bonus exceeded $100,000 during our last fiscal year.

                                          SUMMARY COMPENSATION TABLE
                                            Annual Compensation                    Awards              Payouts
                                  -----------------------------------             -----------  ---------------------
                                                                                  Securities
                                                           Other       Restricted Underlying
                                               Bonus       Annual        Stock     Options/      LTIP    All Other
      Name and                      Salary             Compensation     Awards       SARs      Payouts  Compensation
 Principal Position        Year      ($)      ($)            ($)           ($)       (#)           ($)      ($)
--------------------    --------  ---------   ------   --------------  ---------  ------------ -------- -------------
Silvano DiGenova,         2003      $350,000     -0-         -0-            -0-           -0-       -0-         -0-
  Chairman of the         2002       308,333     -0-         -0-            -0-        2,500        -0-         -0-
  Board, Chief
  Executive Officer
  and President

Stephen Deeds,            2003      $215,625     -0-     $115,436(2)        -0-           -0-       -0-         -0-
  Executive Vice          2002       210,938     -0-       63,999(2)        -0-           -0-       -0-         -0-
  President(1)

--------------------
(1)   Mr. Deeds resigned as an officer of our company effective June 30, 2003 and on July 1, 2003 we entered into an independent contractor agreement with Stephen Deeds, Inc., a company controlled by Mr. Deeds, to provide certain consulting services.
(2)   Consists of sales commissions.


STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING FISCAL 2003

         The following table summarizes options to purchase shares of our common stock that we granted during the fiscal year ended June 30, 2003 to each of the executive officers identified in the summary compensation table above. We have never granted any stock appreciation rights.

                                  Number of           Percent of
                                 Securities         Total Options
                                 Underlying           Granted to
                                   Options           Employees in          Exercise        Expiration
Name                             Granted (#)       Fiscal Year (%)     Price ($/Share)        Date
----                             -----------       ---------------     ---------------        ----
Silvano DiGenova                          0              N/A                 N/A              N/A
Stephen Deeds                             0              N/A                 N/A              N/A

-----------------------

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table summarizes exercises of stock options during the fiscal year ended June 30, 2003 by each of the executive officers named in the summary compensation table above and the year-end value of unexercised options for these executive officers.

                                                                         Number of
                                                                   Unexercised Securities         Value of Unexercised
                                      Shares         Value           Underlying Options           In-the-Money Options
                                     Acquired       Realized         at Fiscal Year End           at Fiscal Year End
              Name                 on Exercise          ($)      Exercisable/Unexercisable     Exercisable/Unexercisable
              ----                 -----------    -------------  -------------------------     -------------------------
Silvano DiGenova                        0             N/A               19,167/8,333                      0/0
Stephen Deeds                           0             N/A                   N/A                           N/A


LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2003, no awards were given to the executive officers named in the summary compensation table under long-term incentive plans.

DIRECTORS' COMPENSATION

         Each of our non-employee directors currently receive cash compensation in the amount of $5,000 per year for service on our board of directors and all directors are reimbursed for certain expenses in connection with attendance at board meetings. At the discretion of our board of directors, directors may be granted stock options. During the fiscal year ended June 30, 2003, no directors were granted stock options. However, on August 6, 2003, our five directors were each granted options to purchase 10,000 shares of our common stock at an exercise price of $0.30 per share. These options will be fully vested on May 31, 2004 and will be exercisable for a period of five years after vesting or for three months, if vested, following the termination or resignation of the director from the board.

REPRICING OF OPTIONS

         No adjustments to, or repricing of, stock options previously awarded to the executive officers named in the summary compensation table above occurred in fiscal 2003.

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

         On December 27, 2002 we entered into an employment agreement with our Chief Financial Officer, Paul Biberkraut, under which we agreed to pay an annual salary of $120,000 and bonus arrangements of up to 50% of base salary based on personal and Company performance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of September 3, 2003, certain information with respect to the beneficial ownership of our stock by (i) each of our executive officers named in the summary compensation table above, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

                                                                           Amount and Nature of     Percentage of
      Name and Address of Beneficial                                     Beneficial Ownership of     Common Stock
                  Owner                           Title of Class             Common Stock(1)        Outstanding(1)
      ------------------------------              --------------         -----------------------    ---------------
Silvano DiGenova                             Common(2)                           2,022,184                  42.11%
9478 West Olympic Blvd.                      Series B Preferred Stock              400,000                  11.76%
Beverly Hills, CA 90212


Stanford Venture Capital Holdings, Inc.      Common (3)                          4,666,667                  60.98%
6075 Poplar Avenue                           Series B Preferred Stock            3,000,000                  88.24%
Memphis, TN 38119                            Series D Preferred Stock            2,000,000                 100.00%


All Executive Officers and Directors         Common(2)                           2,022,184                  42.11%
   as a Group (5 persons)                    Series B Preferred Stock              400,000                  11.76%

-------------------

(1) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 4,485,942 shares of common stock outstanding as of September 3, 2003. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of September 3, 2003, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 116,250 shares of common stock issuable upon the exercise of options and warrants, 200,000 shares of common stock issuable upon the conversion of Series B Preferred Stock, all of which were convertible within 60 days of the date of this table, and 1,000 shares held by Mr.
         DiGenova's minor children, over which Mr. DiGenova exercises voting control.
(3) Includes 1,500,000 shares of common stock issuable upon the conversion of Series B Preferred Stock and 1,666,667 shares of common stock issuable upon the conversion of Series D Preferred Stock both of which are currently convertible within the next 60 days. Includes 750,000 shares of common stock owned by four of Stanford's employees, Daniel
         Bogar, William Fusselmann, Osvaldo Pi and Ronald Stein, in equal amounts.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights that we have granted under (a) our 2003 Omnibus Stock Option Plan (b) our 2000 Omnibus Stock Option Plan and (c) individual compensation arrangements in exchange for consideration in the form of goods or services as of June 30, 2003.

                                           EQUITY COMPENSATION PLAN INFORMATION

                                               Number of Securities       Weighted Average           Number of
                                                to be Issued Upon         Exercise Price of         Securities
                                             Exercise of Outstanding         Outstanding             Remaining
                                                Options, Warrants         Options, Warrants        Available for
              Plan Category                        and Rights(1)             and Rights           Future Issuance
              -------------                     -----------------            -----------          ---------------
Equity compensation plans approved by
   security holders(2)                                    37,500                 $3.93                  150,333(3)
Equity compensation plans not approved by
   security holders(4)                                    76,250                 $7.09                         N/A
Total                                                    113,750                 $6.05                  150,333(3)
-------------------

(1) Number of shares is subject to adjustment in the future for changes in capitalization resulting from stock splits, stock dividends and similar events.

(2)  Consists our 2000 Omnibus Stock Option Plan and our 2003 Omnibus Stock
     Option Plan. The option plans permit grants of both incentive stock options and non-qualified stock options. Options under all plans generally vest over 3 to 5 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions.

(3) On June 30, 2003 our 2003 Omnibus Stock Option Plan came into effect replacing the 2000 Omnibus Stock Option Plan. Our 2003 Omnibus Stock Option
     Plan authorizes us to grant options to purchase up to 800,000 shares of our common stock during the term of that plan. The maximum allowable number of outstanding options under any plan is limited to 10% of our Company's common stock. On June 30, 2003 we had 2,640,836 shares of common stock outstanding and as of June 30, 2003 we had granted options to purchase
     113,750 shares of our common stock under all plans. Therefore, the number of shares available for future issuance under our 2003 Plan at fiscal year end was 150,333. On August 15, 2003, we had 4,485,942 shares of common stock outstanding and therefore, may grant options to purchase up to 448,594 shares of our common stock at that time.

(4) Consists of options to purchase an aggregate of 76,250 shares of our common stock granted to employees and independent contractors prior to the adoption of our 2000 Omnibus Stock Option Plan.

         Our 2003 Omnibus Stock Option Plan was adopted by our board of directors on May 1, 2003 and approved by our shareholders at our annual shareholders' meeting on June 30, 2003. This plan permits us to grant both incentive stock options and nonqualified stock options. Options under this plan generally vest over three to five years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 14, 2003, our Company issued 2,000,000 shares of newly created Series D $1.00 convertible preferred stock ("Series D stock") for a purchase price of $2,000,000 pursuant to a stock purchase and warrant agreement ("purchase agreement") with Stanford. On that date $1,500,000 of the purchase price was paid with $500,000 in cash and the conversion of $1,000,000 in bridge loans that Stanford granted to the Company in anticipation of the closing of the purchase agreement. The balance of the purchase price was paid on March 14, 2003. The Series D stock is convertible in common shares of the company at any time at the option of Stanford at the conversion rate of $1.20 per common share, after giving effect to the one-for-twenty reverse stock split that was effective June 30, 2003, and subject to certain anti-dilution adjustments. The Series D stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series D Stock is convertible. The purchase agreement also provided for the reduction to $0.001 per common share of the purchase price of 1,500,000 warrants that were issued to Stanford and their designated warrant holders as part of our Series B stock sale in April 2002. The warrants were exercised on July 24, 2003.

         Concurrently with the closing of the purchase agreement, the Company, Stanford and the CEO entered into a share exchange and note modification agreement ("modification agreement"). Under the modification agreement our CEO exchanged 7,000 shares of Series C Preferred Stock of the Company for 583,333 shares of our common stock . The modification agreement provided for a reduction to $0.001 per common share of the exercise price of 345,100 warrants that were previously issued to the CEO, with such reduced price to remain the same after the reverse stock split described herein. These warrants were exercised on July 24, 2003.

         With respect to the warrant repricings described above, our company recorded a dividend of $340,000 and interest expense of $29,020.

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

                  (1) CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated Financial Statements and the Independent Auditors' Report are on page F-1 through F-44 hereof.

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

                  (3)      EXHIBITS.
   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------

     2.1 Agreement and Plan of Merger dated June 30, 2003 by and between Tangible Asset Galleries, Inc. and Superior Galleries, Inc. (incorporated herein by this reference to Exhibit C to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
     3.1 Certificate of Incorporation of Superior Galleries, Inc. (including Certificates of Designation of Superior Galleries, Inc., relating to Series A $5.00 Redeemable 8% Convertible Preferred Stock, Series B $1.00 Convertible Preferred Stock and Series D $1.00 Convertible Preferred Stock) (incorporated herein by this reference to Exhibit D to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
     3.2 Bylaws of Superior Galleries, Inc. (incorporated herein by this reference to Exhibit E to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003). 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit A to the definitive
     4.1 Proxy Statement of Tangible Asset Galleries, Inc., filed under the Exchange Act on June 5, 2003).
     4.2 Form of Nonqualified Stock Option Agreement for 2003 Omnibus Stock Option Plan (filed herewith).
     4.3 Form of Employee Incentive Stock Option Agreement for 2003 Omnibus Stock Option Plan (filed herewith).
     4.4 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit G included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24,
          2002).

   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------

     4.5 Form of Warrant to Purchase Common Stock Issued to Series A Preferred Stock Investors (incorporated herein by this reference to Exhibit 4.14 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.6 Form of Warrant Issued to the Series B Preferred Stock Investors (incorporated herein by this reference to Exhibit 4.6 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19,
          2003).
     4.7 Warrant to Purchase 1,402,000 Shares of Common Stock dated July 6, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.7 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.8 Warrant to Purchase 1,500,000 Shares of Common Stock dated July 6, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.8 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.9 Warrant to Purchase 1,500,000 Shares of Common Stock dated June 15, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.9 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.10 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.10 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.11 Warrant to Purchase 250,000 Shares of Common Stock dated June 26, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.11 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.12 Warrant to Purchase 250,000 Shares of Common Stock dated November 14, 2000 Issued to NRLP (incorporated herein by this reference to Exhibit
          4.12 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.13 Warrant to Purchase 500,000 Shares of Common Stock dated July 3, 2001 Issued to KSH Investment Fund LLP (incorporated herein by this reference to Exhibit 4.13 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (incorporated herein by this reference to exhibit E included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24,
          2002).
     10.1 Lease dated September 20, 1999 by and between Tangible Asset Galleries, Inc. and LJR lido Partners LP (incorporated herein by this reference to Exhibit 10.6 to the Registration Statement on Form 10-SB/A of Tangible Asset Galleries, Inc. filed under the Exchange Act on November 24, 1999).
     10.2 First Amendment to Lease Agreement dated August 2001 by and between LWB Lido Financial, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.13 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19,
          2003).

   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------

     10.3 Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.14 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003)
     10.4 Registration Rights Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc. and holders of our Series B Preferred Stock, Series C Preferred Stock and Certain Warrants (incorporated herein by this reference to exhibit D included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
     10.5 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova. (incorporated herein by this reference to Exhibit 10.16 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     10.6 Employment Agreement dated December 27, 2002 between Tangible Asset Galleries, Inc. and Paul Biberkraut (filed herewith).
     21   List of Subsidiaries (filed herewith).
     99.1 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
     99.2 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

-----------------


         (b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by Superior or its predecessor, Tangible Asset Galleries, Inc., during the last quarter of the fiscal year ended June 30, 2003.

ITEM 14.      CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Offer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of August 6, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under Exchange Act), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

         Our Annual Report on Form 10-KSB for the year ended June 30, 2002 and our Quarterly Reports for the first 3 quarters of fiscal 2003 contained disclosures regarding significant deficiencies and material weaknesses in our internal controls, and concerning the corrective actions we were going to take to address those deficiencies and weaknesses. We have now completed those corrective actions.

                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2003                       SUPERIOR GALLERIES, INC.


                                                By:  /s/ Silvano DiGenova
                                                     ---------------------------
                                                     Silvano DiGenova,
                                                     Chief Executive Officer

Dated: September 12, 2003                       SUPERIOR GALLERIES, INC.


                                                By:  /s/ Paul Biberkraut
                                                     ---------------------------
                                                     Paul Biberkraut,
                                                     Chief Financial Officer



         Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                   CAPACITY                        DATE
          ---------                   --------                        ----

/s/ Silvano DiGenova                  Director               September 12, 2003
---------------------------
     Silvano DiGenova

/s/ Paul Biberkraut                   Director               September 12, 2003
---------------------------
     Paul Biberkraut

/s/ Mark Cohen                        Director               September 12, 2003
---------------------------
     Mark Cohen

/s/ Lee Ittner                        Director               September 12, 2003
---------------------------
     Lee Ittner

/s/ David Rector                      Director               September 12, 2003
---------------------------
     David Rector

                                 CERTIFICATIONS


I, Silvano DiGenova, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Superior
         Galleries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 12, 2003


                                       By /s/ Silvano DiGenova
                                       -----------------------------------------
                                       Silvano DiGenova, Chief Executive Officer

I, Paul Biberkraut, certify that:

1.       I have reviewed this annual report on Form 10-KSB of Superior
         Galleries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 12, 2003




                                        By /s/ Paul Biberkraut
                                        ----------------------------------------
                                        Paul Biberkraut, Chief Financial Officer

                    Superior Galleries, Inc. and Subsidiaries

               (formerly known as Tangible Asset Galleries, Inc.)

                   Index to Consolidated Financial Statements



Independent Auditors' Report ................................................F-2

Consolidated Financial Statements

     Consolidated Balance Sheets.............................................F-3

     Consolidated Statements of Operations...................................F-5

     Consolidated Statements of Stockholders' Equity (Deficit)...............F-7

     Consolidated Statements of Cash Flows...................................F-9

     Notes to Consolidated Financial Statements.............................F-12

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Superior Galleries, Inc. and Subsidiaries
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Superior Galleries, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Galleries, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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




                                                         /s/ HASKELL & WHITE LLP

Irvine, California
September 5, 2003

                                        SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2003       June 30, 2002
                                                                              ---------------     ---------------
                                                      ASSETS
                                                     (NOTE 6)
CURRENT ASSETS

     Cash and cash equivalents (Note 1)                                       $      688,872      $       33,464
     Accounts receivable, net of allowance for uncollectible accounts of
       $270,663 (2003) and $25,000 (2002) (Note 1)                                 2,825,699           5,254,688
     Other receivables                                                                     -              26,844
     Inventories (Notes 1, 2, 6, 7 and 8)                                          2,497,435           3,283,844
     Prepaid expense and other                                                        89,788              55,157
     Notes receivable, net of allowance for uncollectible accounts of
       $205,714 (2003) and $75,000 (2002)                                                  -             106,250
     Auction advances (Notes 1 and 5)                                              3,495,335           1,848,168
                                                                              ---------------     ---------------

         Total current assets                                                      9,597,129          10,608,415

Property and equipment, net (Notes 1 and 3)                                          216,424             361,524
Goodwill (Notes 1 and 4)                                                                   -             591,521
Notes receivable, net of current portion                                                   -              93,750
Other assets                                                                          13,779             256,337
                                                                              ---------------     ---------------

         TOTAL ASSETS                                                         $    9,827,332      $   11,911,547
                                                                              ===============     ===============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Line of credit (Note 6)                                                 $    2,500,000      $      376,393
      Accounts payable and accrued expenses                                        6,838,143           6,962,934
      Notes payable to a related party (Note 8)                                      559,970                  -
      Notes payable (Note 7)                                                          56,832           2,077,067
      Repurchase agreement (Note 11)                                                       -             556,361
      Obligations under capital leases                                                     -               3,646
      Customer deposits                                                                    -             241,880
                                                                              ---------------     ---------------

         Total current liabilities                                                 9,954,945          10,218,281
                                                                              ---------------     ---------------


                              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                        SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                               June 30, 2003       June 30, 2002
                                                                              ---------------     ---------------
LONG-TERM LIABILITIES

      Notes payable to a related party, net of current portion (Note 8)       $      800,000      $    1,000,000
      Notes payable, net of current portion (Note 7)                                   7,008               7,450
                                                                              ---------------     ---------------

         Total long-term liabilities                                                 807,008           1,007,450
                                                                              ---------------     ---------------

               TOTAL LIABILITIES                                                  10,761,953          11,225,731
                                                                              ---------------     ---------------


Series A $5.00 redeemable 8% convertible preferred stock $0.001 par value,
   1,400,000 shares designated, 125,000 shares issued and outstanding with
   a liquidation preference of $637,500 (Note 10)                                    637,469             570,788
                                                                              ---------------     ---------------

Series C $100 redeemable 9% convertible preferred stock, $0.001 par value,
   $100 stated value 7,000 shares designated, none and 7,000 shares issued
   and outstanding  (Note 10)                                                              -             700,000
                                                                              ---------------     ---------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (NOTES 5, 6, 7,
      9, 10, 11, 14 AND 15)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 10)

      Preferred Stock, 3,193,000 shares undesignated, none outstanding                      -                  -
      Series B convertible preferred stock $1.00 par value, 3,400,000
       shares designated   3,400,000 shares issued and outstanding with a
       liquidation preference of $3,400,000.                                       2,966,500           2,966,500
      Series D convertible preferred stock $1.00 par value, 2,000,000
       shares designated   2,000,000 shares issued and outstanding with a
       liquidation preference of $2,000,000.                                       1,931,456                   -
      Common stock, $.001 par value, 12,500,000 shares authorized,
       2,640,836 (2003) and 2,060,573 (2002) issued and outstanding.                   2,641               2,061
      Additional paid in capital                                                   7,939,925           6,938,810
      Accumulated deficit                                                        (14,412,612)        (10,492,343)
                                                                              ---------------     ---------------

            Total stockholders' equity (deficit)                                  (1,572,090)           (584,972)
                                                                              ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $    9,827,332      $   11,911,547
                                                                              ===============     ===============

                              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended            Year Ended
                                                              June 30,2003          June 30,2002
                                                            -----------------    -----------------
Net sales                                                   $     18,043,826     $     17,858,235
Commission income                                                  2,311,082              938,917
                                                            -----------------    -----------------
TOTAL REVENUE                                                     20,354,908           18,797,152

COST OF SALES                                                     15,952,059           16,091,848
                                                            -----------------    -----------------

GROSS PROFIT                                                       4,402,849            2,705,304

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       6,675,629            6,406,113

IMPAIRMENT OF GOODWILL (NOTES 1 AND 4)                               591,521                    -
                                                            -----------------    -----------------

Loss from operations                                              (2,864,301)          (3,700,809)
                                                            -----------------    -----------------

OTHER INCOME (EXPENSE)
 Interest income                                                     125,511               87,000
 Interest expense (Notes 6, 7, and 8)                               (672,298)          (1,255,090)
 Other expense, net                                                  (66,519)              (5,749)
                                                            -----------------    -----------------

     Total other income (expense)                                   (613,306)          (1,173,839)
                                                            -----------------    -----------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX
   PROVISION                                                      (3,477,607)          (4,874,648)

INCOME TAX PROVISION (BENEFIT) (NOTE 9)                               13,396               (7,600)
                                                            -----------------    -----------------

LOSS FROM CONTINUING OPERATIONS                                   (3,491,003)          (4,867,048)
                                                            -----------------    -----------------

DISCONTINUED OPERATIONS (NOTE 11)

     Loss from operations of discontinued Keystone and
       HI subsidiaries, inclusive of impairment charge                     -           (2,754,561)
    Loss on disposal of assets of Keystone and HI
       subsidiaries                                                        -             (282,980)
                                                            -----------------    -----------------

     Loss from discontinued operations                                     -           (3,037,541)
                                                            -----------------    -----------------

NET LOSS                                                    $     (3,491,003)    $     (7,904,589)
                                                            =================    =================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                                                Year Ended          Year Ended
                                                               June 30,2003        June 30,2002
                                                            -----------------  -----------------
Calculation of net loss per share:
Net loss                                                    $     (3,491,003)  $     (7,904,589)
Preferred stock accretion                                            (66,681)           (44,462)
Preferred stock dividend                                            (429,267)           (62,308)
                                                            -----------------  -----------------

Net loss applicable to common shares                        $     (3,986,951)  $     (8,011,359)
                                                            =================  =================

NET LOSS PER COMMON SHARE:
    from continuing operations                              $          (1.75)  $          (2.50)
    from discontinued operations                                           -              (1.53)
                                                            -----------------  -----------------
    from net loss, basic                                    $          (1.75)  $          (4.03)
                                                            =================  =================
    from net loss, fully diluted                            $          (1.75)  $          (4.03)
                                                            =================  =================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               2,277,672          1,987,738
                                                            =================  =================


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE YEAR ENDED JUNE 30, 2002 AND 2003

                                                                                                            Retained
                                                                                             Additional     Earnings       Total
                               Series B               Series D                                  paid      (Accumulated Stockholder's
                            Preferred Stock        Preferred Stock                           in Capital      Deficit)     Equity
                          -------------------      ---------------                           ----------      --------     ------
                                                                         Common
                          Shares      Amount       Shares     Amount     Shares     Amount
                          ------      ------       ------     ------     ------     ------
Balance, June 30, 2001           -  $        -          -  $        -  1,875,532  $    1,876  $6,321,035  $ (2,525,096) $ 3,797,815

 Issuance of common
  stock for
  acquisition of
  subsidiary                     -           -          -           -      1,250           1       4,249             -        4,250
 Issuance of common
  stock in connection
  with loans                     -           -          -           -     66,625          67      78,558             -       78,625
 Issuance of common
  stock for dividends
  on preferred stock             -           -          -           -      2,750           3      10,997       (11,000)          -
 Fair value of
  warrants granted
  pursuant to loan
  guaranties                     -           -          -           -          -           -     288,120                    288,120
 Issuance of options
  to contractor for
  services                       -           -          -           -          -           -         347             -          347
 Cancellation of
  options issued to
  contractor                     -           -          -           -          -           -     (12,750)            -      (12,750)
 Issuance of Series B
  Preferred stock with
  warrants, net
  offering cost (Note
  10)                    3,400,000   2,966,500          -           -          -           -     178,414             -    3,144,914
 Issuance of common
  stock for services             -           -          -           -    114,416         114     114,302             -      114,416
 Accretion of
  redemption value of
  Series A Preferred
  Stock (Note 10)                -           -          -           -          -           -     (44,462)            -      (44,462)
 Dividends on
  preferred stock                -           -          -           -          -           -           -       (51,308)     (51,308)
 Other                           -           -          -           -          -           -           -          (350)        (350)
      Net loss                   -           -          -           -          -           -           -    (7,904,589)  (7,904,589)
                        ----------- ----------- ---------- ----------- ---------- -----------  ---------- -------------  -----------
 Balance June 30, 2002   3,400,000   2,966,500          -           -  2,060,573       2,061   6,938,810   (10,492,343)    (584,972)


                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                             SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE YEAR ENDED JUNE 30, 2002 AND 2003
                                                                                                            Retained
                                                                                             Additional     Earnings       Total
                               Series B               Series D                                  paid      (Accumulated Stockholder's
                            Preferred Stock        Preferred Stock                           in Capital      Deficit)     Equity
                          -------------------      ---------------                           ----------      --------     ------
                                                                         Common
                          Shares      Amount       Shares     Amount     Shares     Amount
                          ------      ------       ------     ------     ------     ------
 Issuance of Series D
  Preferred stock , net
  offering cost (Note
  10)                            -          -   2,000,000    1,931,456           -          -           -            -    1,931,456
 Issuance of common
  stock in exchange for
  Series C Preferred
  Stock (Note 10)                -          -           -            -     583,333        583     699,417            -      700,000
 Fair value of
  re-priced warrants as
  dividends on Series B
  Preferred Stock (Note
  10)                            -          -           -            -           -          -     340,000     (340,000)           -
 Fair value of
  re-priced warrants
  pursuant to Series D
  Preferred Stock
  offering (Note 10)             -          -           -            -           -          -      29,020            -       29,020
 Purchase and
  cancellation of
  common stock                   -          - -                      -      (3,070)        (3)       (641)           -         (644)
 Accretion of
  redemption value of
  Series A Preferred
  Stock (Note 10)                -          -           -            -           -          -     (66,681)           -      (66,681)
 Dividends on preferred
  stock                          -          -           -            -           -          -           -      (89,266)     (89,266)
      Net loss                   -          -           -            -           -          -           -   (3,491,003)  (3,491,003)
                         --------- ---------- ----------- ------------ ----------- ----------  ---------- ------------- ------------

Balance, June 30, 2003   3,400,000 $2,966,500   2,000,000  $ 1,931,456   2,640,836 $    2,641  $7,939,925 $(14,412,612) $(1,572,090)
                         ========= ==========  ==========  ===========  ========== ==========  ========== ============= ============

                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year  Ending       Year Ending
                                                                June 30, 2003     June 30, 2002
                                                               ---------------   ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES                                                        -

  Net loss                                                     $   (3,491,003)   $   (7,904,589)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation and amortization                                       127,376           310,093
  Bad debts                                                           130,714            75,000
  Loss on retirement of property and equipment                         48,786                 -
  Loss on investments                                                  16,872                 -
  Impairment of goodwill from continuing operations                   591,521                 -
  Impairment of goodwill from discontinued operations                       -         2,441,141
  Fair value of options, warrants and common stock granted             29,020           483,323
  Issuance of common stock for services                                     -            23,750
  Benefit for deferred taxes                                                -           (10,000)
  Loss from discontinued operations                                         -            81,107
  Increase (decrease) in cash from changes in assets and
   liabilities
      Accounts receivable                                           2,428,989          (735,532)
      Other receivables                                                26,844            44,391
      Inventories                                                     786,409         4,555,914
      Prepaid expenses and other                                      (34,631)          139,592
      Other assets                                                    222,609          (225,060)
      Auction advances, net                                        (1,647,167)       (1,848,168)
      Accounts payable and accrued expenses                          (124,791)         (498,250)
      Customer deposits                                              (241,880)          241,880
                                                               ---------------   ---------------

  Net cash used in operating activities                            (1,130,332)       (2,825,408)
                                                               ---------------   ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                                 (48,464)         (254,589)
  Proceeds from sale of property and equipment                         20,480                 -
  Proceeds from disposition of Keystone assets                              -           135,086
  Collection on HI sale note receivable                                69,286           125,000
                                                               ---------------   ---------------

  Net cash provided by investing activities                            41,302             5,497
                                                               ---------------   ---------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ending       Year Ending
                                                                June 30, 2003     June 30,2002
                                                               ---------------   ---------------
    CASH FLOWS FROM FINANCING ACTIVITIES

    Borrowings under line of credit                                 2,500,000                 -
    Repayments under line of credit, net                             (376,393)         (663,607)
    Borrowings under notes payable                                  2,191,325         4,880,573
    Repayments under notes payable                                 (4,212,002)       (5,137,249)
    Borrowings under related party debt                               359,970           100,000
    Repayments for related party debt                                       -          (360,120)
    Repayments on obligations under capital lease                      (3,646)           (7,749)
    Proceeds from repurchase agreement                                      -         1,176,000
    Repayments under repurchase agreement                            (556,361)         (619,639)
    Issuance of Series A Preferred Stock, net of offering
     expenses                                                               -           526,326
    Issuance of Series B and C preferred stock, net
     offering expenses                                                      -         2,744,915
    Issuance of Series D preferred stock, net of offering
     expenses                                                       1,931,456                 -
    Purchase of common stock for cancellation                            (644)                -
    Payment of dividends on preferred stock                           (89,267)          (12,500)
                                                               ---------------   ---------------
    Net cash provided by financing activities                       1,744,438         2,626,950
                                                               ---------------   ---------------

    Net increase (decrease) in cash and equivalents                   655,408          (192,961)

    Cash and cash equivalents beginning of year                        33,464           226,425
                                                               ---------------   ---------------
    Cash and cash equivalents, end of year                     $      688,872    $       33,464
                                                               ===============   ===============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for:
    Interest                                                   $      458,124    $    1,088,799
                                                               ===============   ===============
    Income taxes                                               $        2,310    $        2,400
                                                               ===============   ===============


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                              SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

During the years ended June 30, 2003 and 2002, the Company completed several non-cash transactions as follows:

                                                                          Year Ending         Year Ending
                                                                         June 30, 2003       June 30,2002
                                                                        ---------------     ---------------
    NON-CASH INVESTING AND FINANCING ACTIVITIES

    Accretion of redemption value of Series A Preferred stock                   66,681              44,462
    Issuance of common stock on conversion of Series C preferred
     stock                                                                     700,000                   -
    Fair value of re-priced warrants as dividends on Series B
     preferred stock                                                           340,000                   -
    Cancellation of treasury common stock                                          644                   -
    Issuance of common stock as dividends on Series A preferred
     stock                                                                           -              11,000
    Transfer of Keystone assets:
         Accounts Receivable                                                         -           1,140,000
         Inventory                                                                   -             921,664
         Assumptions of related party debt                                           -          (1,429,074)
         Accounts payable                                                            -            (497,504)
         Notes Receivable                                                            -            (135,086)
    Acquisition of SGBH
         Issuance of note payable                                                    -             701,000
         Acquisition of fixed assets, net of cash                                    -            (109,479)
         Acquisition of intangible assets                                            -            (591,521)
    Issuance of common stock for purchase of Vintageroadshow.com                     -               4,250
    Disposal of HI
         Conversion of net assets into note receivable                               -            (400,000)
         Accounts receivable                                                         -              27,480
         Fixed assets
                                                                                     -             211,649
         Goodwill                                                                    -             607,390
         Accounts payable                                                            -            (371,688)
         Capital lease obligation                                                    -             (12,164)
         Other assets                                                                -              17,900



For the year ended June 30, 2002, concurrent with the issuance of the Company's Series B and C Preferred Stock, the Company converted two notes payable to the chief executive officer into equity and a new note obligation. The note obligations had an outstanding balance of $2.1 million which was converted into 7,000 shares of Series C Preferred Stock at $100 per share, or $700,000, 400,000 shares of Series B Preferred Stock at $1.00 per share or $400,000; and a new $1 million note payable executed in favor of the chief executive officer.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS

         Superior Galleries, Inc. ("Superior") and its wholly owned subsidiary, Superior Galleries Beverly Hills, Inc. ("SGBH"), (collectively the "Company") are wholesalers, retailers, and auctioneers of rare coins collectibles. The Company is based in Beverly Hills, California and also conducts operations in Newport Beach, California. On June 30, 2003 as part of a reincorporation in the State of Delaware the Company's name was changed to Superior Galleries, Inc. from Tangible Asset Galleries, Inc. Additionally, the Company's subsidiary Superior Galleries, Inc., a Nevada corporation, name was changed to Superior Galleries Beverly Hills, Inc. For the purposes of the notes to financial statements that follow all references to the Company and its subsidiary shall be Superior and SGBH respectively.

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         At June 30, 2003, the consolidated balance sheet includes the accounts of Superior and SGBH.

         The consolidated financial statements include the accounts of Superior and its wholly owned subsidiaries. As of June 30, 2002 and for the year ending June 30, 2002, the inclusion of accounts of subsidiary entities had been affected by several acquisitions and dispositions.

         The consolidated financial statements for the year ended June 30, 2002 presented herein include the following subsidiaries whose acquisition/inception and/or disposition/cessation of operations dates are as follows:

                                                                                                    Date of
                                                                        Date of              Disposition/Cessation
                        Subsidiary Name                          Acquisition/Inception          of Operations
        ------------------------------------------------         ---------------------       ----------------------
        Gehringer and Kellar dba Keystone Stamp and Coin
          Exchange ("Keystone")                                    December 31, 1999           November 28, 2001
        Tangible Collectibles, Inc. ("TCI")                        September 15, 2000            June 30, 2002
        Hotel Interactive, Inc. ("HI")                               June 25, 2001              February 7, 2002
        Vintageroadshow.com                                           July 3, 2001               June 30, 2002
        Superior Galleries Beverly Hills, Inc.                        July 6, 2001                    N/A

         All significant intercompany balances and transactions have been eliminated in consolidation as of the dates and for the periods presented in the consolidated financial statements.

         See also Note 15 for discussions of going concern matters.

         RECLASSIFICATIONS

         Certain amounts have been reclassified in the 2002 consolidated financial statements to conform to the basis of presentation used in 2003.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

         The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected un-discounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At June 30, 2003 and 2002, management of the Company has not identified any impaired assets.

         GOODWILL

         Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill be tested for impairment on an annual basis. As the Company recorded goodwill for its purchase of its SGBH subsidiary in July 2001, it has tested the goodwill for impairment during the quarter ended December 31, 2002. Management estimated the fair value of the reporting unit (i.e. Company as a whole) using a present value model on estimated future cash flows. This value was then adjusted to calculate the implied fair value of goodwill based on the allocation of the reporting units assets and liabilities. The calculation identified that the implied fair value was less than the carrying amount of goodwill, indicating that the goodwill has been impaired. Based on this analysis, goodwill was determined to be fully impaired and the Company has recorded an impairment of goodwill charge to operations of $591,521 during the quarter ended December 31, 2002.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Areas where significant estimation is involved include, but are not limited to, the evaluation of the collectibility of accounts receivable and auction advances, and the realizability and valuation of inventories.

         REVENUE RECOGNITION

         The Company generates revenue from wholesale and retail sales of rare coins, precious metals bullion, and, on a limited basis, other collectibles. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties.

         The Company sells merchandise (generally coins) to other wholesalers/dealers within its industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of June 30, 2003 and 2002, management has established an accounts receivable reserve of $270,663 and $25,000, respectively.

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

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

         ADVERTISING

         Advertising costs are expensed as incurred. During the years ended June 30, 2003 and 2002, advertising expenses were $502,260 and $287,251 respectively.

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

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                               Year Ended         Year Ended
                                                             June 30, 2002      June 30, 2002
                                                             -------------      -------------
         Net loss - as reported                             $    (3,491,003)   $    (7,904,589)
                                                            ================   ================
         Net loss  - pro forma                              $    (3,491,003)   $    (7,944,589)
                                                            ================   ================
         Basic and diluted loss per share - as reported     $         (1.75)   $         (4.03)
                                                            ================   ================
         Basic and diluted loss per share - pro forma       $         (1.75)   $         (4.05)
                                                            ================   ================

         EARNINGS (LOSS) PER SHARE

         Basic "Earnings Per Share ("EPS")," is computed as net income (loss) applicable to common shares divided by the weighted average number of common shares outstanding for the period. Net loss applicable to common shares is calculated as net loss less dividends and accretion on preferred stock. Dividends and accretion on preferred stock totaled $429,267, and $66,681, respectively, for the year ended June 30, 2003. Dividends and accretion on preferred stock totaled $62,308 and $44,462, respectively, for the year ended June 30, 2002. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total potential common shares that have not been included in the calculation of diluted net loss per common share totaled 5,671,209 and 4,317,896, at June 30, 2003 and 2002, respectively, as the effects of such are anti-dilutive for each year. All share and per share amounts have been retroactively adjusted for the effect of a one-for-twenty reverse stock split of the Company's common stock at June 30, 2003.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SEGMENT REPORTING

         The Company adopted SFAS No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as one segment, collectibles. HI was not in the collectibles business. HI's operations were discontinued during the year ended June 30, 2002 and were not material to operations during 2002.

                                                       Year Ended           Year Ended
         COLLECTIBLES SEGMENT                        June 30, 2003         June 30, 2002
                                                  ------------------    ------------------
           Total Assets                           $        9,827,332    $       11,911,547
                                                  ===================   ===================
           Total Liabilities                      $       10,761,953    $       11,225,731
                                                  ===================   ===================
              Revenue from:
              Wholesale                           $        9,779,885    $        8,934,427
              Retail                              $        8,263,941    $        8,825,709
              Auction Commission                  $        2,311,082    $          938,917
                                                  -------------------   -------------------
                                                  $       20,354,908    $       18,699,053
                                                  ===================   ===================

              Segment net loss                    $       (3,491,003)   $       (5,266,582)
                                                  ===================   ===================

         HOTEL INTERACTIVE

           Total Assets                           $                -    $                -
                                                  ===================   ===================
           Total Liabilities                      $                -    $                -
                                                  ===================   ===================
           Revenue                                $                -    $           98,099
                                                  ===================   ===================

              Segment net loss                    $                -    $       (2,638,007)
                                                  ===================   ===================

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no effect on the accompanying consolidated financial statements, because the Company had and continues to have no other components of comprehensive income.

         CUSTOMER AND VENDOR CONCENTRATIONS

         During the years ended June 30, 2003 and 2002, the Company had no customer that accounted for 10% or more of the Company's net sales. As of June 30, 2003, the Company had two customers that represented 31% of accounts receivable as of such date; and as of June 30, 2002, the Company had two customers that represented 46% of accounts receivable as of such date.

         During the years ended June 30, 2003 and 2002, the Company did not purchase 10% or more of its inventories from any single vendor. As of June 30, 2003, the Company had one vendor that represented 21% of accounts payable of such date; and as June 30, 2002 the Company had no vendors that represented more than 10% of accounts payable as of such date.

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

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of its cash, accounts receivable, line of credit, accounts payable and accrued expenses; note payable and notes payable to related parties. Management has determined that, except for notes payable to related parties, the fair values of the Company's financial instruments approximate their carrying values at June 30, 2003 and 2002. Management was unable to determine the fair value of the notes payable to related parties, as an active market for such instruments does not exist.

2.       INVENTORIES

         Inventories are comprised of the following:

                                      June 30, 2003     June 30, 2002
                                      -------------     -------------
         Rare coins                    $ 2,147,435       $ 2,270,391
         Fine and decorative arts        1,015,138         1,538,453

         Reserve                          (665,138)         (525,000)
                                       ------------      ------------
                                       $ 2,497,435       $ 3,283,844
                                       ============      ============

         Inventory totaling $904,677 and $625,345 was on consignment with third parties at June 30, 2003 and 2002, respectively. Inventory totaling $171,562 and $171,562, was held for display at the residence of the chief executive officer at June 30, 2003 and 2002, respectively. Inventory totaling $352,500 was held by third parties as collateral for certain notes payable (Note 7) as of June 30, 2002.

         The Company, from time to time, enters into joint ventures or purchase financing agreements with third parties that include vendors and customers for the purchase and sale of specific rare coins or fine collectibles. These agreements may include profit sharing provisions ranging from 25% to 50% of the gross profit on specific transactions adjusted for agreed upon expenses and interest costs. At any given time, the Company may be involved in up to 10 of these agreements. As of June 30, 2003 and 2002, inventory totals reflected the Company's total appropriate ownership and does not include any minority interest claims in regard to such joint venture or partnership arrangements.

         The inventory reserve of $665,138 at June 30, 2003 is the result of management's estimate of the liquidation value of the entire Art inventory based on management's decision to exit the Art business segment.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                            June 30, 2003        June 30, 2002
                                                            -------------        -------------
           Furniture and equipment                       $         232,615    $         256,023
           Computer equipment                                      268,906              331,991
           Vehicles                                                 24,676               24,676
           Leasehold improvements                                  152,542              152,542
                                                         ------------------   ------------------
                                                                   678,739              765,232

          Accumulated depreciation and amortization               (462,315)            (403,708)
                                                         ------------------   ------------------

                                                         $         216,424    $         361,524
                                                         ==================   ==================

4.       GOODWILL

         On July 6, 2001, the Company recorded goodwill for its purchase of its SGBH subsidiary in the amount of $591,521 The Company tested the goodwill for impairment during the quarter ended December 31, 2002. Management estimated the fair value of the reporting unit (i.e. Company as a whole) using a present value model on estimated future cash flows. This value was then adjusted to calculate the implied fair value of goodwill based on the allocation of the reporting units assets and liabilities. The calculation identified that the implied fair value was less than the carrying amount of goodwill, indicating that the goodwill has been impaired. Based on this analysis, goodwill was determined to be fully impaired and the Company has recorded an impairment of goodwill charge to operations of $591,521 during the quarter ended December 31, 2002.

5.       AUCTION ADVANCES

         Superior has established a program of advancing consignment customers cash based on consigned inventory acquired for upcoming auctions. Superior can advance a customer up to 70% of a consigned coin(s) wholesale value. They will pay a customer and take possession of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced, to be secured by the consigned inventory. As the consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. The total advanced funds under these notes receivable including any accrued interest at June 30, 2003 and 2002 were $3,495,335 and $1,848,168 respectively and are classified as current assets as the related auctions and the proceeds will be collected within one year of the balance sheet dates.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.       LINES-OF-CREDIT

         On August 30, 1999, the Company obtained a $2,000,000 line-of-credit agreement with a bank. The line of credit agreement was then renegotiated on several occasions from April 2000 to January 2002 to establish revised repayment terms and interest rates. Ultimately, such revisions established a maturity date of September 30, 2002 with interest at 7.25%. The Company was unable to maintain this payment schedule and the line-of-credit was unpaid as of the maturity date. The remaining principal obligation of $284,868 was paid to the bank on December 10, 2002 with the proceeds from a promissory note executed in favor of the chief executive officer (Note 7). The outstanding balance on the line-of-credit as of June 30, 2003 and 2002 was $0 and $376,393, respectively.

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bear interest at the prime lending rate plus 7% per annum (11% at June 30, 2003), are secured by the inventory of the Company and a personal guarantee of the Company's chief executive officer and a principal stockholder, and, are due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, is due on September 9, 2002, is secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). During February 2003, the Company's CEO meet with the executor of Lender Estate to discuss the renegotiation of the terms of the Line of Credit including the extension of payment terms. Although executor orally indicated his willingness to work with the Company to renegotiate the Line of Credit terms on a more favorable basis, there can be no assurance that the revised terms will be acceptable to the Company nor is there any guarantee that the Line of Credit will not be called for repayment at any time. The Company is currently seeking replacement financing through the efforts of Stanford Venture Capital Holdings, Inc. ("Stanford"), a principal stockholder of the Company on the basis that the Lender Estate will request repayment of the Line of Credit. There can be no assurance that the Company will be able to refinance this obligation at terms acceptable to the Company. The Company has not made an interest payments on the Line of Credit since December 2002. As of June 30, 2003 the outstanding balance was $2,500,000.

         On February 21, 2003, the Company entered into an oral auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for the sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC is $2,000,000 and it bears interest at rate of 10% per annum with interest payable monthly. The Auction LOC is secured by the collateralization of inventory consigned by Superior's auction advance customers and the assignment of the auction advance agreements to the private lender. The lender can terminate this arrangement and demand payment at any time. As of June 30, 2003 there was no outstanding balance. See Note 14 for activity subsequent to the year end.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.       LINES-OF-CREDIT (CONTINUED)

         In August 2003, the Company began negotiations with Stanford to provide the Company with a $7.5 million line of credit for auction advance and inventory financing in support of the Company's short-term liquidity needs for operations. There can be no assurance that the funding of the line of credit will be completed on terms acceptable to the Company.

7.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                     June 30, 2003      June 30, 2002
                                                                                     -------------      -------------
         Advances on consignment agreements with auctioneers and dealers to sell property owned by the Company with such advances generally bearing interest at the annual rate of 12%. Accrued interest and principal is due at the conclusion of the auctions or sales contracts, as the case may be, usually 45 days after the auction date or after the contract date. The advances were repaid in full in July 2002 and the agreement
         to provide further advances was terminated at that time.                  $              -   $     1,081,025

         Demand convertible note payable to a former director of the Company, bearing interest at 13.5%, interest payable monthly secured by
         inventory of Company. The loan was repaid in full in January 2003                        -           389,510

         Note payable for acquisition of assets of SGBH, secured by assets acquired, and guaranteed by the Company and principal stockholder and chief executive officer. The loan provided for periodic payments through January 2002, however, payments were suspended by the Company.
         The Company renegotiated payment terms by increasing the note balance by $49,110 to cover unpaid interest, establishing a new rate of 4.5%
         over prime lending rate, to be paid in biweekly installments over one year. In November 2002 , the Company and creditor renegotiated the payment terms. The Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The Company is making ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the
         rate of 12% per annum.                                                              56,832           378,247

         Promissory note agreement dated July 3, 2001 to an investment group, secured by any future offering of equity securities, bearing interest at an annual rate of 10%. Originally due on July 3, 2002, verbally
         extended and repaid in full in February 2003.                                            -            68,750


                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.       NOTES PAYABLE (CONTINUED)

                                                                                      June 30, 2003     June 30, 2002
                                                                                      -------------     -------------

         Note payable to individual, secured by art inventory, bearing annual interest at 18%. Originally due May 6, 2002, verbally extended and
         subsequently paid in full in July 2002.                                                  -           150,317

         Long-term loan agreement dated October 17, 2000, secured by a delivery van, payable in 60 monthly installments of principal and interest at an
         annual interest rate of 5.9%.                                                        7,008            16,668
                                                                                 -------------------  ----------------
                                                                                             63,840         2,084,517
         Less current portion                                                               (56,832)       (2,077,067)
                                                                                 -------------------  ----------------
                                                                                 $            7,008   $         7,450
                                                                                 ===================  ================

8.       NOTES PAYABLE TO A RELATED PARTY

         Notes payable to a related party consist of the following:
                                                                                      June 30, 2003     June 30, 2002
                                                                                      -------------     -------------
         Subordinated note payable to Company's chief executive officer and principal stockholder, secured by inventory, bearing interest at 9% per annum. In April 2002 the note was renegotiated to include quarterly installment payments of $150,000 plus accrued interest. No principal payments had been made. In February 2003, pursuant to the sale of
         Series D preferred stock (Note 10), the note was amended to include quarterly payments of principal of $50,000 commencing September 30,
         2003. The current portion of the Notes Payable to a Related Party
         reflect the current portion of the subordinated note payable            $        1,000,000   $     1,000,000

         Demand note payable to Company's chief executive officer and
         principal stockholder bearing interest at 12% per annum                            289,970                 -

         Demand note payable to Company's chief  executive  officer and
         principal stockholder bearing interest at 12% per annum                             70,000                  -
                                                                                 -------------------  ----------------
                                                                                          1,359,970         1,000,000
         Less current portion                                                              (559,970)                -
                                                                                 -------------------  ----------------
                                                                                 $          800,000   $     1,000,000
                                                                                 ===================  ================

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.       NOTES PAYABLE TO A RELATED PARTY (CONTINUED)

         Interest expense incurred to related parties during the year ended June 30, 2003 and 2002 totaled $121,855 and $113,958 respectively. Future minimum payments under notes payable to a related party are as follows:

                        Year Ending
                          June 30                    Amount
                          -------                    ------

                            2003                      $559,970
                            2004                      $200,000
                            2005                      $200,000
                            2006                      $200,000
                            2007                      $200,000
                                                    -----------
                                                    $1,359,970
                                                    ===========
9.       INCOME TAXES

         The provision (benefit) for income taxes consists of the following components:
                                              Year Ended       Year Ended
                                            June 30, 2003      June 30, 2002
                                            -------------      -------------
         Current:
           Federal                          $            -    $            -
           State                                    13,396             2,400
                                            ---------------   ---------------
                                                    13,396             2,400
                                            ---------------   ---------------
         Deferred:
           Federal                                       -           (10,000)
           State                                         -                 -
                                            ---------------   ---------------
                                                         -           (10,000)
                                            ---------------   ---------------
                                            $       13,396    $       (7,600)
                                            ===============   ===============

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.       INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:
                                             June 30, 2003     June 30, 2002
                                              ------------      ------------
Deferred tax assets:
  Unearned income                             $     6,941       $     6,941
  Net operating loss carryforwards              3,040,308         2,631,426
  Inventory reserve                               264,954                --
  Goodwill                                        204,211                --
  Intangible asset                                  7,800             7,800
  Accrued vacation pay                             22,096            16,049
  Allowance for doubtful accounts                 189,762             9,959
  Contributions                                     1,104                --
  Options and warrants not exercised               41,865            41,865
  Depreciation                                     36,063            35,072
  Sale of investment                                   --            84,878
  Other                                           308,538             3,630
                                              ------------      ------------
Gross deferred tax assets                       4,123,592         2,837,620
Valuation allowance                            (4,011,206)       (2,837,620)
                                              ------------      ------------
     Deferred tax assets, net of reserve          112,386                --
Deferred tax liabilities:
   Depreciation                                  (112,386)               --
                                              ------------      ------------
Net deferred tax liabilities                  $        --       $        --
                                              ============      ============

         At June 30, 2003 and 2002, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company cannot determine that it is "more likely than not" they will be realized.

         The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for the fiscal periods as a result of:

                                                                Year Ended        Year Ended
                                                               June 30, 2003     June 30, 2002
                                                               ------------      ------------
Computed tax benefit                                           $(1,182,386)      $(2,690,960)
Decrease (increase) in income tax benefit resulting from:
  Nondeductible expenses                                             4,152             8,471
  Goodwill amortization                                                 --           826,940
  State income tax expense                                           2,112            94,406
  Effect of state tax rates                                             --          (277,665)
  Increase in valuation allowance                                1,173,586         2,040,775
  Other                                                             15,932            (9,567)
                                                               ------------      ------------
                                                               $    13,396       $    (7,600)
                                                               ============      ============

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.       INCOME TAXES (CONTINUED)

         At June 30, 2003, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $8,900,000, which expires at various dates though 2023, and a state net operating loss carryforward of approximately $4,300,000, which expires at various dates through 2008.

         A portion of the NOLs described above are subject to provisions of the Internal Revenue Code ss.382 which limits the use of NOL carryforwards when changes of ownership of more than 50% occur during a three-year testing period. During the period ended June 30, 2001, the Company's ownership changed by 50%, as a result of the HI acquisition. Additionally, the disposal of HI on February 6, 2002 can also have a limiting effect. During the year ended June 30, 2003, the cumulative effects of Stanford's investment in the Company through the Sale of Series B and Series D preferred stock on April 3, 2002 and February 14, 2003, respectively, the Company ownership changed by more than 50%. The issues of common and preferred stock during the years-ended June 30, 2002 and 2003 will limit the use of these NOLs. Further changes in common or preferred stock ownership in future years potentially limit the use of NOLs. The effect of such limitations has yet to be determined. NOLs could be further limited upon the exercise of outstanding stock options and warrants.

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

         On June 30, 2003, at Company's stockholders at the Annual Meeting of the Shareholders approved both an amendment to the Company's articles of incorporation to effect a one-for-twenty reverse split of the Company's common shares and the Company's re-incorporation into the State of Delaware with authorized common stock of 12,500,000 and preferred stock of 10,000,000. The Series A, B and D preferred shares retained the same rights and privileges as previously granted. All common share amounts presented have been retroactively adjusted to reflect a one-for-twenty reverse stock split.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         COMMON STOCK TRANSACTIONS

         On July 3, 2001 the Company issued 1,250 shares of common stock for the acquisition of Vintage Roadshow, Inc. The shares were valued at $4,250 on the date of acquisition. The Company acquired Internet domain names.

         On July 3, 2001, in connection with a promissory note, the Company issued 5,000 shares of common stock, which were valued at $17,000. The cost of the stock was recorded as interest expense. On November 27, 2001, in connection with the long term payment plan for an account payable relating to the purchase of inventory, the Company agreed to issue 4,500 shares of common stock to the seller of the inventory. The cost of the common shares was recorded as interest expense in the amount of $4,500 based on the market value of the stock. On November 27, 2001, in connection with a refinancing of a demand note, the Company agreed to issue 24,000 shares of common stock to the lender, NRLP. The cost on the common shares was recorded as interest in the amount of $24,000 based on the market value of the stock. On November 27, 2001, in connection with the terms for assuming liabilities of Keystone for $1,300,000 with Steve Gehringer and Kenneth Kellar, former owners of Keystone and then current executive officers of Keystone, the Company agreed to issue 16,250 shares of common stock, 8,125 to each of Mr. Gehringer and Mr. Kellar. The cost of the common shares was expensed in the amount of $16,250 based on the market value for the stock. On November 27, 2001, in connection with an extension of terms under a financing agreement for $675,000 with Steve Gehringer and Kenneth Kellar, former owners of Keystone and currently executive officers of Keystone, the Company agreed to issue 16,876 shares of common stock, 8,438 to each of Mr. Gehringer and Mr. Kellar. The cost of the common shares was expensed as interest in the amount of $16,875 based on the market value of the stock. An aggregate 26,651 common shares were issued for these transactions with a total value of $78,625 for the year ended June 30, 2002.

         On September 30, 2001 in lieu of a cash dividend, the Company issued 2,750 shares of common stock to the Series A Preferred stockholders. The Company valued the shares at $11,000.

         On November 27, 2001, in connection with a contract for legal services, the Company agreed to issue 20,000 shares of common stock to the law firm. The cost of the common shares was recorded as selling, general and administrative expense in the amount of $20,000. On November 27, 2001, in connection with a contract for financial consulting services, the Company agreed to issue 3,750 shares of common stock to a consultant. The cost of the common shares was recorded as selling, general and administrative expense in the amount of $3,750 based on the market value of the stock. On November 27, 2001, in connection with a contract dated June 25, 2001 for financial consulting services with Robert Escobio, a director of the Company at that time, the Company agreed to issue 66,666 shares of common stock in full satisfaction of all of the future obligations of the Company pursuant to that agreement. The cost of the common shares was recorded as selling, general and administrative expense in the amount of $66,666 based on the market value of the stock. On November 20, 2001, in connection with the repurchase agreement (Note 11) the Company issued 24,000 shares of common stock to satisfy its obligation of a 2% fee under the agreement. The shares were valued at $24,000 by the parties. An aggregate 114,436 common shares were issued for services, with a total value of $114,416 for the year ended June 30,2002.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         COMMON STOCK TRANSACTIONS (CONTINUED)

         The Company issued no common stock for services during the year ended June 30, 2003.

         On December 26, 2002, the Company purchased 3,222 of its own common stock for $644. The common stock was held as treasury shares until they were cancelled on March 26, 2003.

         SALE OF SERIES A CONVERTIBLE PREFERRED STOCK

         On July 3, 2001, the Board of Directors of the Company authorized 15,000,000 shares of $.001 par value preferred stock and simultaneously, the Company commenced a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carries an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, is convertible into 11 shares of the Company's common stock and provides for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies. In addition, the Series A Preferred Stockholders have lien rights on the Company's inventory. The Company is prevented for allowing any liens on inventory, unless subordinated to the interests of the Series A Preferred Stockholders. The interest is 150% of the aggregate value of the outstanding Series A Preferred Stock, or $937,500 at June 30, 2003. The offering closed on October 31, 2001 with sales of 125,000 shares of preferred stock with aggregate proceeds from the offering of $625,000. The Series A Preferred Stock is redeemable after March 31, 2004 for cash, at the option of the holder, in the amount of $5.50 per share, with such aggregate amount for each holder payable in ten (10) equal quarterly installments, the first such payment due the quarter immediately following the redemption date. Since the option to redeem into cash is at the option of the holder, the Company has classified this security on the balance sheet outside of stockholders' equity. The Series A Preferred Stock will automatically convert into shares of the Company's common stock upon sale of all the Company's assets, any merger or consolidation where the Company is not to survive, or any sale or exchange of all outstanding shares on the company's common stock. Prior to the reincorporation and merger of the Company into a Delaware corporation on June 30, 2003, the Series A Preferred Stock's certificate of designation was amended, as approved by a majority of the Series A Preferred Stockholders, so that the Series A Preferred Stock would not automatically convert in shares of the Company's common stock as a result of the reincorporation and merger. The Company has the option to redeem the Series A Preferred Stock for cash in the amount of $5.10 per share, or for shares of the Company's common stock in accordance with the conversion rate, in the event the closing quoted market price of the Company's common stock is greater than or equal to $18.00 for any consecutive five day period.

         Since the future redemption amount of the Series A Preferred Stock exceeds the net proceeds of the offering, the carrying value of the issuance is being increased through accretion up to the future redemption value at the redemption date, March 21, 2004.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         SALE OF SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

         The offering required that the Company file a registration statement of the common stock of the Company issuable upon the conversion of the Series A Preferred Stock sixty days following the closing of the offering, or March 31, 2002. Because the Company was engaged in negotiations for a private placement of a Series B preferred stock that would also require a registration statement, the Company did not timely file the registration statement pursuant to the offering of the Series A Preferred Stock, but rather planned on combining the two registration statements. As of June 30, 2003 no registration statement has been filed. As a result, the Company was obligated to issue warrants to purchase an aggregate of 6,250 shares of common stock of the Company to the holders of the Series A Preferred Stock with an exercise price equal to the average of the closing price of the common stock for the five days preceding the date the registration statement should have been filed with an exercise period of three years.

         SALE OF SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE PREFERRED STOCK

         On April 10, 2002, the Company closed on a Stock Purchase Agreement with Stanford Venture Capital Holdings, Inc. ("Stanford") for the sale of 3,000,000 shares of a newly created Series B $1.00 convertible preferred stock ("Series B Convertible Preferred") with three warrants, each to purchase 500,000 shares of common stock of the Company (the "Warrants"). Each share of the Series B Convertible Preferred is convertible into shares of common stock of the Company at the option of the holder at the conversion price of $2.00 per common share, subject to certain anti-dilution adjustments, and each share of the Series B Convertible Preferred is entitled to ten (10) votes on all matters requiring a vote of the stockholders. The Warrants are immediately exercisable for five years at the option of the holder with exercise prices of $2.00, $3.00 and $5.00 per share, respectively. Management estimated the fair value of these warrants plus the warrants issued to the other Series B Convertible Preferred Stockholder, noted below, to be $433,500, which was recorded separately as additional paid-in-capital. The total value of all the Series B Convertible Preferred was $2,966,500, with $178,414 being applied to additional paid-in-capital, which is comprised of the warrant value of $433,500, less the offering costs of the equity financing of $255,086.

         The issuance of the Series B Convertible Preferred and the Warrants were based on four separate closings. Both the Series B Convertible Preferred and the Warrants are immediately exercisable when issued.

         Also on April 10, 2002, pursuant to a Stock Purchase Agreement ("Agreement") between the Company and Silvano DiGenova, the founder and Chief Executive Officer of the Company, Mr. DiGenova purchased 400,000 shares of the Series B Convertible Preferred and received Warrants to purchase 200,000 shares of common stock of the Company. The Agreement also provided for the sale to Mr. DiGenova of 7,000 shares of a newly created Series C $100 Convertible preferred stock ("Series C Convertible Preferred"). Each share of the Series C Convertible Preferred carries a 9% dividend payable quarterly and is convertible into shares of common stock of the Company at the option of the holder at the conversion price of $4.40 per common share, subject to certain anti-dilution adjustments, and each share of the Series C Convertible Preferred is entitled to twenty-two and seven tenths (22.7) votes on all matters requiring a vote of the stockholders.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         SALE OF SERIES B CONVERTIBLE PREFERRED STOCK AND SERIES C CONVERTIBLE PREFERRED STOCK (CONTINUED)

         The Series C Convertible Preferred were to be redeemed at the stated value on December 31, 2004 for cash or a five year warrant to purchase common stock at 25% of the conversion price then in effect. The Agreement further provided for the sale of a secured and subordinated note to Mr. DiGenova in the principal amount of $1,000,000 bearing interest at the annual rate of 9% with interest and a principal reduction payable quarterly of $150,000 until the principal is paid in full. In payment for the aggregate amount of $2,100,000 in new securities issued, Mr. DiGenova tendered two notes issued by the Company to Mr. DiGenova in the amounts of $1,400,000 and $700,000, an aggregate of $2,100,000. The liquidation preference includes a provision for the holder of Series C Convertible Preferred to share with the common shareholders any net assets of the Company remaining after all preferences have been satisfied.

         On December 31, 2001, pursuant to the Series A Convertible Preferred Stock, the Company issued a dividend of 2,750 shares of common stock to the holders of the Series A Preferred Stock in lieu of a cash payment. Since that time, The Company has paid quarterly cash dividends declared through March 31, 2003, and has declared and accrued $12,500 in additional dividends as of June 30, 2003.

         SALE OF SERIES D CONVERTIBLE PREFERRED STOCK

         On February 14, 2003, the Company issued 2,000,000 shares of newly created Series D $1.00 convertible preferred stock ("Series D stock") for a purchase price of $2,000,000 pursuant to a stock purchase and warrant agreement ("purchase agreement") with Stanford. On that date $1,500,000 of the purchase price was paid with $500,000 in cash and the conversion of $1,000,000 in bridge loans that Stanford granted to the Company in anticipation of the closing of the purchase agreement. The balance of the purchase price less interest due on the converted bridge loans and legal fees was paid on March 14, 2003. The Series D stock is convertible into common shares of the company at any time at the option of Stanford at the conversion rate 0.833333 common shares for each Series D share subject to certain anti-dilution adjustments. The Series D stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series D stock is convertible. The purchase agreement also provided for the reduction to $0.001 per common share of the purchase price of 1,500,000 warrants that were issued to Stanford and their designated warrant holders as part of the Series B stock sale in April 2002. In connection with warrant price reduction the Company recorded a dividend of $300,000 on the Series B stock as its estimate of the fair value of the transaction. The reduced warrant price contemplated the reverse stock split that was provided for in the purchase agreement and that was subsequently approved by the Company's stockholders on June 30, 2003. The warrants were exercised on July 24, 2003. Concurrently with the closing of the purchase agreement, the Company, Stanford and the CEO enter into a share exchange and note modification agreement ("modification agreement"). Under the modification agreement the CEO exchanged 7,000 Series C shares of the Company for

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         SALE OF SERIES D CONVERTIBLE PREFERRED STOCK (CONTINUED)

         583,333 common shares of the Company. The modification agreement provided for a reduction to $0.001 per common share of the exercise price of 345,100 warrants that were previously issued to the CEO. The previously issued warrants consist of 200,000 warrants issued in connection with the Series B stock in April 2002 and 145,100 warrants issued in connection with personal loan guarantees by the CEO for the Company's debt. In connection with the warrant price reductions the Company recorded a dividend of 40,000 on the Series B stock and interest expense of $29,020 as its estimates of the fair value of the transactions. The reduced warrant price contemplated reverse stock split that was provided for in the purchase agreement and that was subsequently approved by the Company's stockholders on June 30, 2003. The warrants were exercised on July 24, 2003. Additionally, the CEO agreed to amend his $1,000,000 promissory note from the Company, to provide that quarterly principal payments of $50,000 would commence on September 30, 2003 (Note 8).

         The shareholders of preferred stock issued by the Company have a liquidation preference over the common shareholders. The Series A Preferred shareholders have primary preferential liquidation rights at $5.10 per share, followed by the Series B and Series D Preferred shareholders at $1.00 per share each.

         STOCK OPTIONS

         No options were granted to employees, independent contractors and non-employees during the year ended June 30, 2003. During the year ended June 30, 2002, the Company granted to certain employees and non-employees, 25,000 stock options to purchase common stock at an average exercise price of $1.40. Certain stock options vest immediately and others vest over time. All are exercisable over period of up to five years and expire at earlier of five years after the vesting date of each option or three months after the termination of employment or service agreement with the Company. The stock options were granted at strike prices, which were set at management's estimate of market value as of the date of grant. Of the 25,000 options granted in the year ended June 30, 2002, 15,000 were granted to directors of the Company. Due to their resignations in February 2002, their 10,000 options expired in May 2002.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         The following table summarizes information about stock option transactions for the years shown:

                                               Year Ended               Year Ended
                                             June 30, 2003            June 30, 2002
                                        -----------------------  -----------------------
                                                    Weighted                  Weighted
                                                    Average                   Average
                                         Option     Exercise      Option      Exercise
                                         Shares      Price        Shares       Price
         Outstanding at beginning of
         period                           119,750   $    14.20     247,625    $    15.20
         Options granted                        -         -         25,000          1.40
         Options canceled                  (6,000)       25.45    (152,875)         1.54
         Options exercised                      -            -           -             -
                                        ---------   ----------   ---------    ----------
         Outstanding at end of period     113,750   $     6.05     119,750    $    14.20
                                        =========   ==========   =========    ==========
         Exercisable at end of period      95,667   $     6.76      86,384    $    14.40
                                        =========   ==========   =========    ==========

         WARRANTS

         See "Warrants" issued with sale Series B Convertible Preferred Stock.

         On January 1, 2002, the Company issued a warrant to purchase 300 shares of common stock to a placement agent with an exercise price of $18.00 per share. This warrant expires on January 1, 2005. Management determined this warrant had a de minimus value and no expense was recorded by the Company.

         In accordance with the terms of the Series A Preferred Stock offering, the Company was obligated to file an appropriate registration statement with the Securities and Exchange Commission covering all of the common shares issuable upon conversion of the Series A Preferred Stock within 60 days of the offering or by March 31, 2002. Because management was engaged in negotiations for a private placement of the Series B Preferred Stock that would also require the Company to file a registration statement, the Company did not timely file the registration statement pursuant to the offering of the Series A Preferred Stock, but rather, planned on combining these two registration statements. As a result, the Company became obligated to issue warrants to purchase an aggregate of 6,250 shares of common stock to the holders of the Series A Preferred Stock with an exercise price equal to the average of the closing price of the common stock for the five days preceding the date the registration statement should have been filed with an exercise period of three years. The Company issued these warrants on January 1, 2002. Management estimated these warrants to have a de minimus value and therefore no expense has been recorded by the Company.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      EQUITY (CONTINUED)

         WARRANTS (CONTINUED)

         On July 3, 2001, in connection with the issuance of a note, the Company issued KSH Strategic Investment Fund I, LP a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $4.60 per share with an expiration date of July 3, 2006 valued at $30,000. The fair value of the warrants and the common stock will be accounted for as interest over the life of the note. On November 27, 2001, pursuant to the Company's chairman and chief executive officer personally guaranteeing amounts owed to several trade vendors, the Company granted a warrant to purchase 20,000 shares of the Company's common stock at an exercise price of $1.00 per share, with an expiration date of November 27, 2006. The fair value of the warrants issued, $24,000 was accounted for as interest expense. On November 27, 2001, in order to induce a creditor, NRLP, to extend the maturity date of a demand note payable, (Note 7), the Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share, with an expiration date of November 27, 2006. The maturity date was extended until November 27, 2002. The fair value of the warrant was estimated by management to be $60,000 and is being charged to interest expense proratably over the extension period. On July 6, 2001, pursuant to the Company's chairman and chief executive officer personally guaranteeing the Superior acquisition note payable (Note 7), the Company granted a warrant to purchase 70,100 shares of the Company's common stock at an exercise price of $4.20 per share, with an expiration date of July 6, 2006. The fair value of the warrants issued, $84,120, was accounted for as interest expense. On July 6, 2001, pursuant to the Company's chairman and chief executive officer's personally guaranteeing the line of credit for auction advances (Note 7), the Company granted a warrant to purchase 75,000 shares of the Company's common stock at an exercise price of $7.00, with an expiration date of July 6, 2006. The fair value of the warrants issued, $90,000, was recognized as interest expense. An aggregate of 240,100 warrants to purchase common stock were issued with a total value of $288,120 for loan guarantees for the year ended June 30, 2002.

         As of June 30, 2003 and 2002, the Company had reserved shares of common stock for the following purposes:

                                                              June 30,            June 30,
                                                                2003                2002
                                                          ----------------    ----------------
         Options                                                  113,750             247,000
         Warrants                                               2,122,042           2,123,579
         Convertible debt                                               -              19,476
         Series A Convertible Preferred Stock                      68,750              68,750
         Series B Convertible Preferred Stock                   1,700,000           1,700,000
         Series C Convertible Preferred Stock                           -             159,091
         Series D Convertible Preferred Stock                   1,666,667                   -
                                                          ----------------    ----------------

               Total                                            5,671,209           4,317,896
                                                          ================    ================

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases office space in Beverly Hills and Newport Beach, California under operating lease agreements expiring in September 2007 and September 2004, respectively. Future minimum rental payments required under the above leases as of June 30, 2003 are as follows:

                        YEARS ENDING JUNE 30
                           2004                                $       368,241
                           2005                                        261,135
                           2006                                        224,376
                           2007                                        224,376
                           2008                                         56,094
                                                               ----------------

                                                               $     1,134,222
                                                               ================

         Rent expense for all leases for the years ended June 30, 2003 and 2002 was $ 387,750 and $339,128 respectively.

         2003 OMNIBUS STOCK OPTION PLAN

         On May 1, 2000, the Company's Board of Directors approved, subject to shareholder approval which was obtained on June 30, 2003, a stock option plan to attract and retain competent personnel and to provide to participating officers, directors, employees and consultants long-term incentive for high levels of performance and for unusual efforts to improve the financial performance of the Company. The Plan provides for both incentive stock options specifically tailored to the provisions of the Internal Revenue Code and for options not qualifying as incentive stock options. Employees and consultants of the Company, including officers and directors, are eligible to receive options granted under the Plan. The shares subject to the options will generally be made available from authorized, but unissued shares. The Board of Directors ("Board") will administer the Plan. The Board has full authority to award options under the Plan, to establish the terms of the option agreements, and to take all other action deemed appropriate for administration of the Plan. This Plan replaced the 2000 Omnibus Stock Option Plan.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         2000 OMNIBUS STOCK OPTION PLAN

         On August 1, 2000, the Company's Board of Directors approved, subject to shareholder approval which was obtained, a stock option plan to attract and retain competent personnel and to provide to participating officers, directors, employees and consultants long-term incentive for high levels of performance and for unusual efforts to improve the financial performance of the Company. The Plan provides for both incentive stock options specifically tailored to the provisions of the Internal Revenue Code and for options not qualifying as incentive stock options. Employees and consultants of the Company, including officers and directors, are eligible to receive options granted under the Plan. The shares subject to the options will generally be made available from authorized, but unissued shares. The Board of Directors ("Board") will administer the Plan. The Board has full authority to award options under the Plan, to establish the terms of the option agreements, and to take all other action deemed appropriate for administration of the Plan. This Plan was terminated on May 1, 2003 any replaced by the 2003 Omnibus Stock Option Plan.

         CONSULTING AGREEMENT

         On July 1, 2003, the Company entered into an independent contractor agreement with Stephen Deeds, Inc., a corporation controlled by the Company's former executive vice president, to provide assistance in managing the Company's rare coin auction operations. The agreement is for a term of one year and provides for termination by either party with 60 days written notice. The agreements provides for a monthly base compensation of $19,250, a commission of one-half of one percentage (0.5%) on the Company's net auction commissions and buybacks, and reasonable reimbursement of marketing, auction, travel and entertainment expenses. On August 15, 2003 the agreement was amended to increase the commission rate to one percentage (1%) effective with auctions take place after that date.

         GUARANTEED LIQUIDITY AND BUY BACK

         The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $8,263,941 and $8,825,709 for years ended June 30, 2003 and 2002 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         PROFIT SHARING PLANS

         The Company's profit sharing plan covers all employees who have met certain service requirements. Contributions to the plan are at the discretion of the board of directors each year; however, contributions could exceed 15% of each covered employee's salary. No contributions made to the plan on a consolidated basis for the years ended June 30, 2003 and 2002. On April 1, 2003 the Board of Directors voted to terminate the plan. By July 2003, all the plan assets were distributed to the plan participants.

         The Company has a 401(k) profit sharing plan covering all employees who have met certain service requirements. Through December 31, 2002, employees were allowed to make contributions to the plan of up to 15% of their salary. The Company was required to make nondiscretionary matching contributions of 3% of eligible employees' salaries. Effective January 1, 2003 no further contributions by employees were permitted as all of the Company's employees became co-employees of Administaff, a professional employer organization. The Company is in the process of terminating the plan. The Company failed to make timely nondiscretionary matching contributions and may be subject to penalties. The amount of the potential penalties is indeterminable at this time.

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

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         REPURCHASE AGREEMENT (CONTINUED)

         For the year ended June 30, 2002, such completed sales were equal to $903,701, and as a result, the Company also satisfied the repurchase of coins under the repurchase agreement in the amount of $875,200 in addition to payment of $14,251 for the holder's share of the profit split. In addition, in accordance with the terms of the repurchase agreement, the Company earned and recognized 50% of the gross profit from the re-marketing and sale of the repurchased coins to the third party buyers, which for the year ended June 30, 2002, was $14,251 and such amount was recorded as other income. At June 30, 2002, since the Company had repurchased $875,200 of the property subject to the repurchase agreement, the associated inventory remaining under and subject to the repurchase agreement was $300,800. As the Company has not remitted all funds due the Buyer, the obligation under the agreement is $556,361 at June 30, 2002. The parties agreed to place the unsold coins in an upcoming auction held by Superior. Any remaining unsold coins were to be repurchased by the Company. By November 2002, all obligations and transactions related to the repurchase agreement had been satisfied and completed. With the exception of the completion of the above referenced transaction the company did not undertake any other repurchase agreements during the year ended June 30, 2003. As of June 30, 2003, the Company has no obligations or inventory subject to a repurchase agreement.

         LEGAL PROCEEDINGS

         The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business.

         Prior to the Company's acquisition, HI was the defendant in a lawsuit that alleges breach of contract. The Company's counsel has reviewed the case and without admitting any responsibility, counsel has advised that it is probable that the Company's subsidiary may have a financial liability of $100,000. Concurrently with the sale of HI, (Note 12) the purchasers of HI agreed to assume this liability and indemnify the Company. The suit was settled in October 2002 in favor of HI.

         The Company was named as the defendant in a lawsuit initiated by plaintiffs Steve Bayern and CynDel & Co., Inc. dated November 11, 2001 in the Supreme Court of the State of New York, County of New York, that alleges breach of contract in the approximate amount of $450,000, representing the aggregate of monthly fees to be paid for approximately three years under a consulting agreement between the parties. On April 3, 2002, the parties executed a settlement agreement that provided for an aggregate payment to the plaintiffs of $255,000, to be paid over a subsequent period of 90 days. During February and March 2002, the Company made payments to the plaintiffs under the existing "stand-still" letter in the aggregate of $23,167, which amount was charged to current earnings and, in accordance with the terms of the "stand-still" letter, such amount was to be offset against the final settlement amount. These payments were applied against the settlement amount, and as of June 30, 2002 the remaining liability was $63,750. In July 2002 all remaining payments were made to complete the terms of the settlement agreement.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEGAL PROCEEDINGS (CONTINUED)

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

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

         For the year ended June 30, 2002, the revenues of HI were $98,099, the loss on discontinued operations of HI was $2,627,567 and the loss on the disposal of the HI subsidiary was $81,107. The carrying value of the Company's investment in HI was $318,893 subsequent to the loss recognized in a write down of an inter-company receivable from HI and the adjustment to the parent Company's investment account reflecting the accumulated earnings/losses of HI.

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

         HI discontinued making payments to the Company effective January 2003. The Company has been in regular contact with the president and principal shareholder of HI to determine the probability of collecting the balance of the note receivable. HI has advised the Company that it has continued to incur operating losses and not been able to attract new investors to provide equity or debt financing to for HI. Accordingly, the Company's management determined that a provision for bad debt against the remaining balance due on the note receivable in the amount of $130,714 be recorded for the year ending June 30, 2003.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      BUSINESS COMBINATIONS AND DISPOSITIONS (CONTINUED)

         DISPOSITION OF KEYSTONE

         The Company reviewed the operations of Keystone with management of Keystone and the contribution of Keystone to the consolidated net income of the Company, especially considering the profit sharing arrangement in the compensation of the principal executives and former owners of Keystone. The Company negotiated an agreement with management of Keystone ("Keystone Buyers") to divest the assets and assign the liabilities of Keystone, which was approved by the board of directors of the Company subject to and contingent upon a final accounting. Operations of Keystone were transferred to the Keystone Buyers on November 28, 2001 pursuant to the negotiations while the final accounting and written agreement were being finalized. On February 22, 2002, a final accounting was agreed with the Keystone Buyers and the transaction has been substantially completed. Pursuant to the final accounting, the Company issued 16,250 (325,000 pre-reverse split) shares of common stock of the Company to the keystone Buyers as a fee for assuming the liabilities, such common shares have an aggregate value of $16,250, and the Keystone Buyers are to pay to the Company $135,086 for the net assets.

         During the year ended June 30, 2002, the revenues of Keystone were $4,824,176, the loss on discontinued operations was $199,889 and the Company charged $201,875 to earnings as a loss on disposition of discontinued operations, consisting of the remaining balance of goodwill along with the aggregate value of the common stock issued to the Keystone Buyers. The Company has presented Keystone's operations in its collectibles operating segment. See Note 1.

         ACQUISITION OF SGBH

         On July 6, 2001, the Company acquired substantially all of the assets of Superior Galleries, Inc., a company that was an auctioneer of rare coins located in Beverly Hills, California for $200,000 in cash and a note for $701,000 payable over six months (see Note 7). Such note being secured by the purchased assets and guaranteed by the Company and the principal stockholder and chief executive officer of the Company. Superior has a long history of successful coin auctions and the Company desired to obtain the expertise to enable it to expand its presence in both the wholesale and retail rare coin market. The Company placed those assets in a newly formed wholly owned subsidiary which was named Tangible Acquisition II, Inc., a Nevada corporation. Pursuant to the asset acquisition agreement, the Company also purchased the name "Superior Galleries" and such agreement required the seller to change corporate names, which allowed the Company to rename Tangible Acquisition II, Inc. (a Nevada corporation) to Superior Galleries, Inc. (a Nevada corporation) ("SGBH"). On June 30, 2003, Superior Galleries, Inc. (a Nevada corporation) changes its name to Superior Galleries Beverly Hills, Inc. ("SGBH") to allow the Company to reincorporate in Delaware under the name Superior Galleries, Inc. The results of SGBH's operations have been included in the consolidated financial statements since July 6, 2001. The seller retained certain rights to the Superior name in the stamp and space memorabilia markets for a period of two years from the date of the acquisition, and as a result, Superior is restricted from doing business in either the rare stamp or space memorabilia markets for such period. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      BUSINESS COMBINATIONS AND DISPOSITIONS (CONTINUED)

         ACQUISITION OF SGBH (CONTINUED)

         Property and Equipment                                  $    109,479
         Leasehold Improvements                                       100,000
         Computer Software                                            100,000
         Goodwill                                                     591,521
                                                                 -------------

                  Total assets acquired                          $    901,000
                                                                 =============

         The goodwill acquired of $591,521 is not subject to amortization, under SFAS 142. In consideration for the personal guaranty, the Company paid Mr. DiGenova a fee of 2% of the amount of the obligation that was the subject of the guaranty and granted a warrant to Mr. DiGenova to purchase 70,100 shares of the Company's common stock at an exercise price of $4.20 per share with an expiration date of July 6, 2006. The fair value of the warrants issued to Mr. DiGenova aggregated $84,120 and was charged to interest expense ratably over the term of the note issued to the seller, which matured in January 2002.

         In addition to the above, the seller agreed to provide a $3 million credit facility to SGBH specifically to provide financing for advances of auction proceeds to consignors. The Company was also required to grant a guaranty of this obligation of its wholly owned subsidiary SGBH and Mr. DiGenova was also required to grant a personal guaranty of such obligation. In consideration for the personal guaranty, the Company granted a warrant to Mr. DiGenova to purchase 75,000 shares of the Company's common stock at an exercise price of $7.00 per share with an expiration date of July 6, 2006. The fair value of the warrants issued to Mr. DiGenova aggregated $90,000 and has been charged as interest expense.

13.      RELATED PARTY TRANSACTIONS

         The Company's executive vice president is also an individual coin collector. During the year ended June 30, 2002, he purchased approximately $375,000 in coins from the Company as an individual. Subsequently, he consigned several of these coins, plus others in his collection, to Superior for their May 2002 auction. His lot realized a total hammer price of $280,582 for which Superior earned $28,058 in commission revenue. Additionally, as part of his employment compensation he received $11,609 in commissions based on the sale of his personal lot at the auction. There were no such transaction with the executive vice president during the year ended June 30, 2003. The executive vice president is now providing services to the Company under a consulting agreement (see Note 11).

         See also notes 2,8,10 and 11 for discussion of additional transactions with related parties.

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14.      SUBSEQUENT EVENTS

         On July 24, 2003, 1,845,100 warrants to purchase common shares were exercised pursuant to the Series D preferred stock agreements dated February 14, 2003. (See Note 10).

         On July 30, 2003 the private lender agreed to temporarily increase the Auction LOC to $2,300,000 and at that date Superior had borrowed against the full amount of the Auction LOC. On August 15, 2003 the Auction LOC was paid down to agreed upon maximum level of $2,000,000.

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

         Management is currently engaged in reversing or solving these significant issues through the implementation of its turnaround plan. In November 2002, the Company began to execute a plan of exiting the art business with exception of art auctions on a consignment basis to reduce losses in its operations. This plan included the reduction of five employees, which was completed in January 2003, the reduction of sales, marketing and administrative expenses associated with the art business segment and the liquidation of its art inventory by June 30, 2003. The Company, with exception of the liquidation of its art inventory has completely exited the art business segment. The Company anticipates that the liquidation of the art inventory will be completed by October 31, 2003. The Company is currently rebuilding its retail rare coin sales force and has established sales and marketing budgets to assist in growing its retail rare coin business.

         The Company has reorganized its structure that included the appointment of a new chief financial officer and executive committee comprising of the Company's chief executive officer, the executive vice president of its auction division (until June 30, 2003), and the chief financial officer. The executive committee has been tasked with streamlining the operations of the Company to return it to a profitable state with positive cash flows. To assist the executive committee in accomplishing these goals, the Company has retained the services of an experienced chief executive officer to act as an advisor to the executive group. His contract for services is from November 2002 through August 31, 2003. The Company consolidated all operations to one corporate entity and has eliminated duplicative financial and operational systems to further control and reduce expenditures. These consolidation plans included the combination of all operations with the exception of retail rare coins sales activities to the Beverly Hills location that occurred in February 2003. This operational consolidation resulted in the elimination of duplicated finance, inventory control, administration, marketing and auction activities at the Newport Beach location. Separate information systems for operations and finance were eliminated as part of the consolidation in July 2003. Effective January 1, 2003, the Company has

                    SUPERIOR GALLERIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


15.      GOING CONCERN (CONTINUED)

         out-sourced all payroll, employee benefits and human resources administration to a professional employer organization. The Company is exploring opportunities to reduce its occupancy costs at its Newport Beach location. Both the exit of the Art business and the consolidation of operations have reduced related insurance and administrative costs. The consolidation of operations executive management into one location has allowed for enhanced coordination of all business activities and has provided better control of costs. The operational consolidation has facilitated the coordination of sales and marketing efforts and expenditures, as the Company is promoting itself as one entity, rather than its parent and subsidiary. Through the anticipated liquidation of art inventory and the renewed focus on both retail and wholesale rare coin sales with an emphasis on increased inventory turns while maintaining solid gross margins, management anticipates these activities will provide some of the liquid capital to fund operations. In August 2003 management decided to permanently close the Newport Beach facility and move the remaining sales operations to Beverly Hills. The closure of the Newport Beach facility is anticipated to be completed no later than September 30, 2003 and will result in additional cost savings including a reduction one employee. The Company has made substantial progress in reducing losses in the last six months for the year ended June 30, 2003. The Company incurred losses for the first six month ended December 31, 2002 of $3,449,811 as compared to a loss for last six months ended June 30, 2003 of $41,192, a reduction in losses of 99%.

         On February 14, 2003, the Company completed an additional equity capital financing of $2 million with Stanford and the Company's chief executive officer converted 7,000 shares of the Company's $100 Series C Preferred Stock into $700,000 of the Company's common stock (see Note
         10). In August 2003, the Company began negotiations with Stanford to provide a line of credit of $7.5 million for auction advances and inventory financing, inventory loans to other dealers and collectors. Although there can be no assurance that line of credit financing will be complete on term acceptable to the Company, management believes that the combination of art inventory liquidation, increased rare coin sales and inventory turns, the additional equity capital and the anticipated line of credit financing will be sufficient to fund the Company's operations.

         Additionally, the Company is attempting to renegotiate or refinance a $2.5 million dollar line of credit (Note 7) that is in default and callable by the creditor. Although management does not anticipate the creditor calling the loan, there can be no assurance that this obligation will not become immediately due. Given the current cash position of the Company, it would be unable to satisfy this obligation in cash. The Company has begun preliminary discussions with Stanford about the potential refinancing of the line of credit and will approach the lender to grant extended payments terms, but there can be no assurance that this obligation will be able to be refinanced or renegotiated on terms acceptable to the Company.

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION
  ------     -----------

     2.1 Agreement and Plan of Merger dated June 30, 2003 by and between Tangible Asset Galleries, Inc. and Superior Galleries, Inc. (incorporated herein by this reference to Exhibit C to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
     3.1 Certificate of Incorporation of Superior Galleries, Inc. (including Certificates of Designation of Superior Galleries, Inc., relating to Series A $5.00 Redeemable 8% Convertible Preferred Stock, Series B $1.00 Convertible Preferred Stock and Series D $1.00 Convertible Preferred Stock) (incorporated herein by this reference to Exhibit D to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
     3.2 Bylaws of Superior Galleries, Inc. (incorporated herein by this reference to Exhibit E to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003). 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit A to the definitive
     4.1 Proxy Statement of Tangible Asset Galleries, Inc., filed under the Exchange Act on June 5, 2003).
     4.2 Form of Nonqualified Stock Option Agreement for 2003 Omnibus Stock Option Plan (filed herewith).
     4.3 Form of Employee Incentive Stock Option Agreement for 2003 Omnibus Stock Option Plan (filed herewith).
     4.4 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit G included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24,
          2002).
     4.5 Form of Warrant to Purchase Common Stock Issued to Series A Preferred Stock Investors (incorporated herein by this reference to Exhibit 4.14 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.6 Form of Warrant Issued to the Series B Preferred Stock Investors (incorporated herein by this reference to Exhibit 4.6 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19,
          2003).
     4.7 Warrant to Purchase 1,402,000 Shares of Common Stock dated July 6, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.7 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.8 Warrant to Purchase 1,500,000 Shares of Common Stock dated July 6, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.8 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.9 Warrant to Purchase 1,500,000 Shares of Common Stock dated June 15, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.9 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.10 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.10 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).

  EXHIBIT
  NUMBER     DESCRIPTION
  ------     -----------

     4.11 Warrant to Purchase 250,000 Shares of Common Stock dated June 26, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.11 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.12 Warrant to Purchase 250,000 Shares of Common Stock dated November 14, 2000 Issued to NRLP (incorporated herein by this reference to Exhibit
          4.12 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.13 Warrant to Purchase 500,000 Shares of Common Stock dated July 3, 2001 Issued to KSH Investment Fund LLP (incorporated herein by this reference to Exhibit 4.13 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (incorporated herein by this reference to exhibit E included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24,
          2002).
     10.1 Lease dated September 20, 1999 by and between Tangible Asset Galleries, Inc. and LJR lido Partners LP (incorporated herein by this reference to Exhibit 10.6 to the Registration Statement on Form 10-SB/A of Tangible Asset Galleries, Inc. filed under the Exchange Act on November 24, 1999).
     10.2 First Amendment to Lease Agreement dated August 2001 by and between LWB Lido Financial, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.13 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19,
          2003).
     10.3 Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.14 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003)
     10.4 Registration Rights Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc. and holders of our Series B Preferred Stock, Series C Preferred Stock and Certain Warrants (incorporated herein by this reference to exhibit D included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
     10.5 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova. (incorporated herein by this reference to Exhibit 10.16 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     10.6 Employment Agreement dated December 27, 2002 between Tangible Asset Galleries, Inc. and Paul Biberkraut (filed herewith).
     21   List of Subsidiaries (filed herewith).
     99.1 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
     99.2 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
----------------