Form 10QSB
period 2003-09-30
SUPERIOR GALLERIES INC
filed 2003-10-24
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________ to _________

         Commission File No. 0-27121



                            SUPERIOR GALLERIES, INC.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                            35-2208007
           --------                                            ----------
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)


          9478 WEST OLYMPIC BLVD
        BEVERLY HILLS, CALIFORNIA                                 90212
        -------------------------                                 -----
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

     Yes [X]      No [ ]

         State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date:

Title of each class of Common Stock           Outstanding as of October 17, 2003
-----------------------------------           ----------------------------------
 Common Stock, $0.001 par value                            4,485,942


         Unless otherwise specified herein, all share, warrant and option amounts give effect to a 1-for-20 reverse stock split effective as of June 30, 2003.

         Transitional Small Business Disclosure Format (check one):

     Yes [ ]      No [X]

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Consolidated Balance Sheets at September 30, 2003 (Unaudited) and June 30, 2003.

         Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2003 and 2002.

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2003 and 2002.

         Notes to Interim Consolidated Financial Statements (Unaudited) at September 30, 2003.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                                PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   SUPERIOR GALLERIES, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                                                  September 30,    June 30,
                                                                     2003            2003
                                                                  (Unaudited)
                                                                 -------------   -------------
                                            ASSETS
CURRENT ASSETS
   Cash                                                          $  1,427,783    $    688,872
   Accounts receivable, net of allowance for uncollectible
      accounts of $219,863 (Sep. '03) and $270,663 (Jun. '03)       4,547,511       2,825,699
   Inventories                                                      3,955,370       2,497,435
   Prepaid expense and other                                          155,015          89,788
   Auction advances                                                 1,792,985       3,495,335
                                                                 -------------   -------------

      Total current assets                                         11,878,664       9,597,129


Property and equipment, net                                           185,685         216,424
Other assets                                                           13,779          13,779
                                                                 -------------   -------------

      TOTAL ASSETS                                               $ 12,078,128       9,827,332
                                                                 =============   =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Lines of credit                                                  4,500,000    $  2,500,000
   Accounts payable and accrued expenses                            7,211,714       6,838,143
   Notes payable to a related party                                   609,970         559,970
   Notes payable                                                        4,979          56,832
                                                                 -------------   -------------
      Total current liabilities                                    12,326,663       9,954,945
                                                                 -------------   -------------

LONG-TERM LIABILITIES
   Notes payable to a related party, net of current portion           750,000         800,000
   Notes payable, net of current portion                                5,736           7,008
                                                                 -------------   -------------
      Total long-term liabilities                                     755,736         807,008
                                                                 -------------   -------------
         TOTAL LIABILITIES                                         13,082,399      10,761,953
                                                                 -------------   -------------

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

Series A $5.00 redeemable 8% convertible preferred
   stock $0.001 par value, 1,400,000 shares designated,
   125,000 shares issued and outstanding with a
   liquidation preference of $637,500                                 654,146         637,469
                                                                 -------------   -------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 3,193,000 shares undesignated,
      none outstanding
    Series B convertible preferred stock $1.00 par value
      3,400,000 shares designated 3,400,000 shares issued and
      outstanding with a liquidation preference of $3,400,000       2,966,500       2,966,500
    Series D convertible preferred stock $1.00 par value
      2,000,000 shares designated 2,000,000 shares issued and
      outstanding with a liquidation preference of $2,000,000       1,931,456       1,931,456
   Common stock, $0.001 par value, 12,500,000 shares
      authorized; 4,485,942 (Sep. '03) and 2,640,836 (Jun '03)
      issued and outstanding                                            4,486           2,641
   Additional paid in capital                                       7,929,998       7,939,925
   Accumulated deficit                                            (14,490,857)    (14,412,612)
                                                                 -------------   -------------
         Total stockholders' equity (deficit)                      (1,658,417)     (1,572,090)
                                                                 -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 12,078,128       9,827,332
                                                                 =============   =============


         See accompanying notes to unaudited interim consolidated financial statements


                             SUPERIOR GALLERIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     UNAUDITED

                                                           Three Months Ended
                                                       September 30,  September 30,
                                                          2003            2002
                                                       ------------   ------------
Net sales                                              $ 5,075,679    $ 3,604,418
Commission income                                          840,679        770,128
                                                       ------------   ------------
TOTAL REVENUE                                            5,916,358      4,374,546

COST OF SALES                                            4,625,524      3,074,529
                                                       ------------   ------------

GROSS PROFIT                                             1,290,834      1,300,017

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             1,309,638      2,155,685
                                                       ------------   ------------
Loss from operations                                       (18,804)      (855,668)
                                                       ------------   ------------

OTHER INCOME (EXPENSE)
   Interest income                                         131,605         39,731
   Interest expense                                       (160,819)      (132,484)
   Other expense, net                                      (19,524)        (4,618)
                                                       ------------   ------------

      Total other income (expense)                         (48,738)       (97,371)
                                                       ------------   ------------

LOSS BEFORE PROVISION FOR TAXES                            (67,542)      (953,039)

INCOME TAX PROVISION (RECOVERY)                             (1,798)         7,567
                                                       ------------   ------------

NET LOSS                                               $   (65,744)   $  (960,606)
                                                       ============   ============


Calculation of net loss per share:
Net loss                                               $   (65,744)   $  (960,606)
Preferred stock accretion                                  (16,677)       (16,668)
Preferred stock dividend                                   (12,500)       (28,250)
                                                       ------------   ------------

Net loss applicable to common shares                   $   (94,921)   $(1,005,524)
                                                       ============   ============

NET LOSS PER SHARE
   basic                                               $     (0.02)   $     (0.49)
                                                       ============   ============
   fully diluted                                       $     (0.02)   $     (0.49)
                                                       ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     4,019,601      2,060,573
                                                       ============   ============


   See accompanying notes to unaudited interim consolidated financial statements

                                        4


                                 SUPERIOR GALLERIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         UNAUDITED

                                                                   Three Months Ended
                                                               September 30,  September 30,
                                                                   2003           2002
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $   (65,744)   $  (960,606)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                 25,773         46,909
      Loss on retirement of property and equipment                  19,523          3,632
      Fair value of common stock options granted                     6,750             --
Increase (decrease) in cash from changes in assets
   and liabilities:
     Accounts receivable                                        (1,721,812)     1,183,774
     Other receivables                                                  --         26,844
     Inventories                                                (1,457,935)        45,183
     Prepaid expenses and other                                    (65,227)        41,157
     Other assets                                                       --            283
     Auction advances, net                                       1,702,350      1,478,668
     Accounts payable and accrued expenses                         373,571     (2,122,905)
     Customer Deposits                                                  --       (241,880)
                                                               ------------   ------------

Net cash used in operating activities                           (1,182,751)      (498,941)
                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                             (15,732)       (18,754)
   Proceeds from sale of property and equipment                      1,174             --
   Collection on HI sale note receivable                                --         50,000
                                                               ------------   ------------

Net cash (used in) provided by investing activities                (14,558)        31,246
                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under lines of credit                              3,300,000      2,500,000
   Repayments under lines of credit                             (1,300,000)       (91,525)
   Repayments under notes payable                                  (53,125)    (1,359,690)
   Repayments under repurchase agreement                                --       (556,361
   Repayment on obligations under capital lease                         --         (3,646)
   Issuance of common stock                                          1,845             --
   Payment of dividends on preferred stock                         (12,500)       (28,250)
                                                               ------------   ------------

Net cash provided by financing activities                        1,936,220        460,528
                                                               ------------   ------------

Net increase (decrease) in cash and equivalents                    738,911         (7,167)
Cash and cash equivalents, beginning of period                     688,872         33,464
                                                               ------------   ------------

Cash and cash equivalents, end of period                       $ 1,427,783    $    26,297
                                                               ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest                                                 $    78,878    $    71,159
                                                               ============   ============
      Income taxes                                             $        --    $       800
                                                               ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accretion of redemption value of Series A preferred stock   $    16,677    $    16,668
                                                               ============   ============

                                            5

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

        The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The consolidated balance sheet as of June 30, 2003 has been derived from the audited consolidated financial statements of Superior Galleries, Inc. ("Superior" or the "Company") at that date. These unaudited consolidated interim financial statements include the accounts of the Company's wholly owned subsidiary Superior Galleries Beverly Hills, Inc.

        In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements for the year ended June 30, 2003 contained in Superior's consolidated financial statements included in its Annual Report on Form 10-KSB filed on September 17, 2003.

2.      DESCRIPTION OF BUSINESS

        Superior is primarily a wholesaler, retailer and auctioneer of rare coins. The Company is based in Beverly Hills, California.

3.      AUCTION ADVANCES

        Superior has established a program of advancing consignment customers cash based on consigned inventory acquired for upcoming auctions. Superior can advance a customer up to 70% of a consigned coin(s) wholesale value. They will pay a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced, to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. The total advanced funds under these notes receivable was $1,792,985 as of September 30, 2003.

4.      LINES OF CREDIT

        On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum (11.00% at September 30, 2003), were secured by the inventory of the Company and a personal guarantee of the Company's CEO, and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


        30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of Company and to consider the default cured at that time. The amendment also requires monthly interest payments beginning on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that the Company will be able to negotiate a repayment schedule for this obligation on terms acceptable to the Company. The Company will make the agreed to arrears interest payment by October 31, 2003. As of September 30, 2003 the outstanding Line of Credit balance was $2,500,000.

        On February 21, 2003, Superior entered into an auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for the sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC is $2,000,000 and it bears interest at a rate of 10% per annum. The Auction LOC is secured by the collateralization of inventory consigned by Superior's auction advance customers and the assignment of the auction advance agreements to the private lender. The lender can terminate this arrangement at any time. During three months ended September 30, 2003, the private lender agreed to temporarily increase the Auction LOC maximum limit to $2,800,000. As of September 30, 2003 the Company's outstanding auction line balance was $2,000,000.

5.      NOTES PAYABLE

        Notes payable consist of the following:

        Note payable for the acquisition of the assets of Superior's auction line of business, secured by assets acquired, and guaranteed by the Company and its CEO. The loan provided for periodic payments through January 2002, however, the Company suspended loan payments. The Company renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest, established a new interest rate of 4.5% over the prime-lending rate, to be paid in biweekly installments over one year. On November 1, 2002 the Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The Company made ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. The loan was repaid in full on September 1, 2003.

        Long-term loan agreement dated October 17, 2000, secured by a delivery van, payable in 60 monthly installments of principal and interest at an annual interest rate of 5.9%. As of September 30, 2003, the outstanding balance was $10,715 of which $4,979 is due in one year or less.

6.      NOTE PAYABLE TO A RELATED PARTY

        On April 10, 2002 the Company executed a subordinated note payable to the Company's CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments have been made. As the chief executive officer did not enforce the repayment obligation, the amount has been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. As of the September 30, 2003, the outstanding balance was $1,000,000.

        On December 10, 2002 the Company's CEO advanced $289,970 to the Company for the purpose of paying off a bank line of credit. The Company executed a promissory note in favor of the CEO in the amount of $289,970 payable on demand and bearing interest at the rate of 12% per annum. As of September 30, 2003 the outstanding balance was $289,970.

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


        On December 13, 2002 the Company's CEO advanced $70,000 to the Company for working capital purposes. The Company executed a promissory note in favor of the CEO in the amount of $70,000 payable on demand and bearing interest at the rate of 12% per annum. As of September 30, 2003 the outstanding balance was $70,000.

7.      EQUITY

        On July 24, 2003, the Company issued 1,845,100 common shares pursuant to the exercise of 1,845,100 warrants to purchase the Company's common stock with an exercise price of $0.001 per common share.

        During the three month period ended September 30, 2003, the Company granted to employees, directors and independent contractors 135,000 stock options to purchase common shares with exercise prices ranging from $0.24 to $0.33. Certain options vest immediately and other vest over time. The Company recorded an expense of $6,750 during the period to reflect management's estimate of the fair value of the option grants.

8.      SUBSEQUENT EVENTS

        On October 13, 2003, the Company executed a Commercial Loan and Security Agreement ("LOC"') with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc., to provide the Company with a $7.5 million line of credit for purposes of financing its inventory, auction advances and inventory loans to other rare coin dealers. The LOC bears interest at the prime-lending rate and is secured by substantially all the Company's assets. Upon the funding of the LOC, the Auction LOC with another private lender (see Note 4) will be repaid in full and the financing arrangement will be terminated.

9.      GOING CONCERN

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring operating losses, negative cash flows from operations, significant debt that was in default and callable by the creditor, and has limited working capital. These items raise substantial doubt about the Company's ability to continue as a going concern.

        Management is currently engaged in reversing or solving these significant issues through the implementation of its turnaround plan. In November 2002, the Company began to execute a plan of exiting the art business with exception of art auctions on a consignment basis to reduce losses in its operations. This plan includes the reduction of five employees, which was completed in January 2003, the reduction of sales, marketing and administrative expenses associated with the art business segment and the liquidation of its art inventory by June 30, 2003. The Company with the exception of the liquidation of its art inventory has completely exited the art business segment. The Company anticipated that the liquidation of the art inventory will be completed by November 30, 2003.The Company is currently rebuilding its retail rare coin sales force and has established sales and marketing budgets to assist in growing its retail rare coin business.

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

        The Company has reorganized and streamlined its structure in its efforts to return to a profitable state with positive cash flows. The Company consolidated all operations into one corporate entity and eliminated duplicative financial and operational systems to further control and reduce expenditures. These consolidation efforts included the combination of all operations with the exception of retail rare coins sales activities to the Beverly Hills location that occurred in February 24, 2003. In September 2003, the retail rare sales activities were transferred to Beverly Hills and the Newport Beach location permanently closed. This operational consolidation has resulted in the elimination of duplicated finance, inventory control, administration, sales, marketing and auction activities at the Newport Beach location. Separate information systems for operations and finance were eliminated as part of the consolidation. Effective January 1, 2003 the Company has out-sourced all payroll, employee benefits and human resources administration to a professional employer organization. The Company is exploring opportunities to reduce its occupancy costs at its Newport Beach location prior to the lease termination in September 30, 2004. Both the exit of the Art business and the consolidation of operations have reduced related insurance and administrative costs. The consolidation of operations into one location has allowed for enhanced coordination of all business activities and provided better control of costs. The operational consolidation has facilitated the coordination of sales and marketing efforts and expenditures, as the Company is promoting itself as one entity, rather than its parent and subsidiary. Through the anticipated liquidation of art inventory and the renewed focus on both retail and wholesale rare coin sales with an emphasis on increased inventory turns while maintaining solid gross margins, management anticipates these activities will provide some of the liquid capital to fund operations. The Company has made substantial progress in reducing losses for in the last six months for the year ended June 30, 2003. The Company incurred losses for the first six months ended December 31, 2002 of $3,449,811 as compared to a loss for the last six months ended June 30, 2003 of $41,292, a reduction in losses of 99%.

        In February 2003, the Company completed an additional equity capital financing of $2 million with Stanford and the Company's CEO converted 7,000 shares of the Company's $100 Series C Preferred Stock into $700,000 of the Company's common stock. In September 2003, the Company renegotiated a $2.5 million dollar line of credit (Note 4) that was in default and callable by the creditor. Although management does not anticipate the creditor calling the loan, there can be no assurances that this obligation will not become immediately due. Given the current cash position of the Company, it would be unable to satisfy this obligation in cash. The Company is continuing to negotiate a repayment schedule with the creditor, but there can be no assurance that this obligation will be able to be refinanced on terms acceptable to the Company. In October 2003, the Company completed negotiations with Stanford to provide a line of credit of $7.5 million for auction advances, inventory financing and inventory loans to other dealers and collectors. Management believes that combination of art inventory liquidation, increased rare coin sales and inventory turns, the additional equity capital and the line of credit financing will be sufficient to fund the Company's operations.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins on a wholesale, retail and auction basis. Our wholesale and retail operations are conducted in virtually every state in the United States and in several foreign countries. We also provide auction services for customers seeking to sell their own rare coins. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay and through our own websites at SGBH.com. Our headquarters are in Beverly Hills, California.

         We were originally organized as a Nevada corporation in 1995. On June 30, 2003, our stockholders approved and we completed a reincorporation of our company in the State of Delaware and changed our corporate name from Tangible Asset Galleries, Inc. to Superior Galleries, Inc. These changes were effective at the close of business on June 30, 2003.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                  3 Months Ended  3 Months Ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                   -------------   -------------
Net Sales                                                 85.8%           82.4%
Commission Income                                         14.2%           17.6%
                                                   -------------   -------------
Total Revenue                                            100.0%          100.0%
Cost of Sales                                             78.2%           70.3%
                                                   -------------   -------------
Gross Profit                                              21.8%           29.7%
Selling, general and administrative expenses              22.1%           49.3%
                                                   -------------   -------------
Income (loss) from operations                             -0.3%          -19.6%
Other income (expense)                                    -0.8%           -2.2%
                                                   -------------   -------------
Income (loss) before income taxes                         -1.1%          -21.8%
Income taxes                                               0.0%            0.2%
                                                   -------------   -------------
Net income (loss)                                         -1.1%          -22.0%
                                                   =============   =============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Our loss for the three months ended September 30, 2003 was $65,744 or $0.02 per share on both a basic and diluted basis, a decrease in the loss of $894,862 as compared to a loss of $960,606 or $0.49 per share on both a basic and diluted basis for the three months ended September 30, 2002. The decrease in loss in the three months ended September 30, 2003 was primarily due to a decrease in operating expenses.

REVENUES

         The table below reflects the comparative breakdown of the Company's aggregate sales:

                                  --------------------------       ---------------------------
                                      Three Months Ended                Three Months Ended
                                      September 30, 2003                September 30, 2002
                                  --------------------------       ---------------------------
Net Sales
   Rare Coins - Wholesale            $ 3,513,916   59.4%               $ 1,334,361   30.5%
   Rare Coins - Retail                 1,541,823   26.1                  2,128,678   48.7
   Art, Collectibles & Other              19,940    0.3                    141,379    3.2
                                  --------------- ----------       ---------------- ----------

Total Net Sales                        5,075,679   85.8                  3,604,418   82.4
Commission Income                        840,679   14.2                    770,128   17.6
                                  --------------- ----------       ---------------- ----------
TOTAL REVENUE                         $5,916,358  100.0%               $ 4,374,546  100.0%
                                  =============== ==========       ================ ==========

         Total revenue for the three months ended September 30, 2003 increased $1,541,812 or 35.2% to $5,916,358 from $4,374,546 for the three months ended
September 30, 2002. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the three months ended September 30, 2003 increased $2,179,572 or 163.3% to $3,513,916 from $1,334,361 for the comparable period in 2002. This increase was primarily due the strong market demand from other dealers and our desire to increase inventory turns. Retail rare coin sales for the three months ended September 30, 2003 decreased $586,855 or 27.6% to $1,514,823 from $2,128,678 for the comparable period in
2002. This decrease was primarily due to a change in our retail sales strategy that has not yet been fully implemented. Fine art, collectibles and other sales for the three months ended September 30, 2003 decreased $121,439 or 85.9% to $19,940 from $141,379 for the comparable period in 2002. This decrease was primarily due to the Company having exited the Art business. Commission income for the three months ended September 30, 2003 was $840,679 an increase of $70,551, or 9.2% as compared to $770,128 for the three months ended September 30, 2002. This increase was primarily due to continued strength of the Company's rare coin auction business and the overall marketplace. Auction sales (hammer prices realized) were $9,715,536 for the three months ended September 30, 2003 as compared to $8,072,940 for the three months ended September 30, 2002.

COST OF SALES

         Cost of sales for the three months ended September 30, 2003 increased $1,550,995 to $4,625,524 or 78.2% of net revenue, from $3,074,529, or 70.3% of revenue sales for the three months ended September 30, 2002. The increase in cost of sales as a percentage of revenue in the current period over the comparable period in 2002 was primarily due to the increase in rare coin sales and higher proportion of lower margin wholesale rare coin sales during the current period. Commission income has minimal cost of sales associated with it. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, and commission income will vary from period to period.

GROSS PROFIT

         Gross profit for the three months ended September 30, 2003 decreased $9,183 to $1,290,834 or 21.8% of net revenue from $1,300,017 or 29.7% of net revenue for the three months ended September 30, 2002. The decrease in gross profit as a percentage of revenue in the current period over the comparable period in 2002 was primarily due the lower margins realized on wholesale rare coins. The gross profit as a percentage of revenue will vary from period to period with changes in the mix of revenue between wholesale and retail rare coins, and with period to period changes in commission income.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 2003 decreased $846,047 or 39.2% to $1,309,638 from $2,155,685 for the three months ended September 30, 2002. These expenses represent 22.1% of aggregate revenue for the three months ended September 30, 2003 as compared to 49.3% of aggregates revenue for the three months ended September 30, 2002. The decrease in these expenses, both as a percentage of revenue and in the aggregate, were primarily due to effects of the Company's operational consolidation efforts that were completed during the last half of the fiscal year ending June 30, 2003. The prior comparable period also included a $418,000 fee to be the official auctioneer at a national rare coin trade show; there was no such cost in the comparable current period.

OTHER INCOME AND EXPENSES

         Other expenses for the three months ended September 30, 2003 decreased $48,633 to $48,738 from $97,371 for the three months ended September 30, 2002. This decrease was primarily due to the increase in interest income from auction advances of $91,874 from the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

PROVISION FOR INCOME TAXES

         Although the Company incurred losses for the three months ended September 30, 2003 and 2002, the Company incurred income taxes expenses for state and other minimum taxes. During the three months ended September 30, 2003, the Company received a refund of overpaid state franchise taxes from a previous period that resulted in a net income tax recovery for the period of $1,798 as compared to income tax expenses of $7,567 for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, the Company had a working capital deficiency of $447,999, incurred a loss of $65,744 and used cash in operating activities of $1,182,751 for the three month period ending September 30, 2003. Given our September 30, 2003 cash balance of $1,427,783 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2004. We will require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and maintaining operating expenses at current levels. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. During the current period, we continued to be in default under one of our lines of credit until September 30, 2003 when we renegotiated the line of credit with our creditor and cured the default. However, the line of credit may be called by the lender on demand, although we are continuing to seek an agreement for extended payment terms. There is no guarantee the lender will agree to provide such extended terms. We do not expect future fixed obligations through June 30, 2004 to be paid by cash generated from operating activities. We intend to satisfy fixed obligations from, but not limited to the following: (i) additional debt/equity financings;
(ii) extending vendor payments; and (iii) liquidation of inventory.

OPERATING ACTIVITIES

         Cash increased $738,911 for the three months ended September 30, 2003 to $1,427,783 from $688,872 at June 30, 2003.

         Cash used in our operating activities totaled $1,182,751 resulting primarily from the Company's net loss of $65,744 and increases in accounts receivable of $1,721,812 and inventories of $1,457,935, offset by repayments of auction advances of $1,702,350 and increases in accounts payable of $373,571.

         We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly, through competitive pricing, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

         Cash used in investing activities for the three months ended September 30, 2003 was $14,558 primarily consisting of purchases of property and equipment in the amount of $15,732.

FINANCING ACTIVITIES

         We have incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $1,936,220 for three months ended September 30, 2002 reflected by the following transactions:

         FINANCING ACTIVITIES - DEBT

         On July 6, 2001, the Company executed a note payable for the acquisition of the assets of Superior, secured by assets acquired, and guaranteed by the Company and its CEO. The loan provided for periodic payments through January 2002, however, the Company suspended loan payments. The Company renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest, established a new interest rate of 4.5% over the prime-lending rate, to be paid in biweekly installments over one year. On November 1, 2002 the Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The company is making ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. The note payable was repaid in full on September 1, 2003. During the three months ended September 30, 2003, the note was reduced by $56,832.

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, is secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all the accounts receivable of Company and to consider the default cured at that time. The amendment also requires monthly interest payments to begin on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that the Company will be able to negotiate a repayment schedule for this obligation on terms acceptable to the Company. The Company will make the agreed to arrears interest payment by October 31, 2003. As of September 30, 2003 the outstanding Line of Credit balance was $2,500,000.

         On February 21, 2003, Superior entered into an auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC is $2,000,000 and it bears interest at a rate of 10% per annum. The Auction LOC is secured by the collateralization of inventory consigned by Superior auction advance customers and the assignment of the auction advance agreements to the private lender. The lender can terminate this arrangement at any time. During three months ended September 30, 2003, the private lender agreed to temporarily increase the Auction LOC maximum limit to $2,800,000. As of September 30, 2003 the Company had advanced $2,000,000 from the Auction Line. During the three months ended September 30, 2003 net advance from the Auction LOC were $2,000,000.

         OTHER LIQUIDITY PLANS

         In November 2002, we began to reduce our operations focused on the Art segment of our business. We have a plan in place to liquidate our Art inventory by November 30, 2003. Our initial plans included using both our own and third party auction houses and Internet sites to sell our inventory. From July 1, 2002 through June 30, 2003, we sold approximately $750,000 of our Art inventory while still maintaining modest gross margins on these sales. In June 2003, management determined that our initial liquidation plans were no longer effective and a decision was made to solicit offers from other art dealers and collectors for them to purchase our remaining art inventory. Based on our continuing assessment of the recoverability of the art inventory including our evaluation of the current Art market and informal offers from other art dealers, we established a reserve of $665,000 or approximately 65% of carrying cost at June 30, 2003. We continue to monitor the recoverability of the art inventory and assess whether or not additional reserves are necessary. As of September 30, 2003, with exception of art inventory liquidation activities, we had exited the Art business segment. However, at some future date, we may resume our activities, on a limited basis, as a consignment auctioneer and dealer in some areas of the Art business segment.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("LOC") with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc., to provide the Company with a $7.5 million line of credit for purposes of financing its inventory, auction advances and inventory loans to other rare coin dealers. The LOC bears interest at the prime-lending rate and is secured by substantially all our assets. Upon the funding of the LOC, the Auction LOC with another private lender will be repaid in full and the financing arrangement will be terminated.

         While we have completed most of our cost reduction plans and have plans to secure additional financing and/or to raise additional capital, there are no assurances that we will be successful in completing these critical tasks. If we are unable to successfully complete these critical tasks, we may be forced to significantly and materially reduce our operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund any ongoing operations.

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the three months ended September 30, 2003 and does not have any plans for material capital expenditures through the current fiscal year ending June 30, 2004.


RISK FACTORS

WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES, AND LIMITED WORKING CAPITAL.

         We may not become profitable or significantly increase our revenues. We incurred a net loss of $3,491,003 for the twelve months ended June 30, 2003, and a net loss of $65,744 for the three months ended September 30, 2003. We have implemented several initiatives that we believe will enable us to return to profitability, including exiting unprofitable lines of business, reducing manpower and other costs, and focusing on higher margin products. Our working capital deficiency at September 30, 2003 was $447,999, which reflects an increase from our working capital deficiency of $357,816 at June 30, 2003. There can be no assurance that our revenue or results of operations will not decline further in the future, that we will not continue to have losses, or that we will be able to continue funding such losses if they continue. The unavailability of adequate capital could adversely affect our ability to continue our operations.

OUR AUDIT OPINION COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our auditors have expressed an opinion on our financial statements for the year ended June 30, 2003 that contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern due to recurring operating losses, negative cash flows from operations, significant debt in default, and limited working capital.

OUR BUSINESS OF SELLING PREMIUM COLLECTIBLES IS HIGHLY COMPETITIVE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE WILL DECREASE.

         The business of selling coins and other collectibles to retail and wholesale consumers and at auction is highly competitive. We compete with a number of comparably sized, smaller firms, as well as a number of larger firms throughout the United States. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry relationships. Additionally, other reputable companies that sell or auction collectible coins and artwork may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing recourses than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could be decreased.

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

         Some of the market conditions that could cause the dollar volume spent in our auctions to decrease include the following:

         o    fewer rare coins offered for sale;
         o    a decline in the prices buyers are willing to pay; and
         o    shifts in consumer trends

         As buyers' tastes change and economic conditions fluctuate, the supply, demand and dollar volume of rare coin sales could decrease, which could have a material adverse effect on our business, operating results and financial condition.

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

TEMPORARY POPULARITY OF CERTAIN COINS COULD CAUSE OUR REVENUES TO FLUCTUATE.

         Temporary consumer popularity or "fads" among collectors temporarily may inflate the volume of rare coins that we appraise, auction and sell. These trends may result in significant fluctuations in our operating results from one quarter to the next. Any decline in the popularity of the rare coins we appraise, auction and sell as a result of changes in consumer trends could harm our business.

OUR SUCCESS DEPENDS ON OUR MANAGEMENT TEAM AND OTHER KEY PERSONNEL, INCLUDING PERSONS WHO HAVE ONLY RECENTLY STARTED WORKING TOGETHER IN OUR RAPIDLY EVOLVING INDUSTRY.

         Our success and future performance depends on the continued services of our senior management and other key personnel, including persons who have only recently started working together in the rapidly evolving rare coin industry. The loss of the services of any of our senior management or other key personnel could harm our business. Some of our executive officers and key employees are experts in the market for rare coins and have reputations for purchasing and appraising rare coins and for preparing auctions that will be attractive to buyers of rare coins. In particular, the services of our chief executive officer, Silvano DiGenova, would be difficult to replace. Although our executive management team has experience in operating businesses engaged in the sale of rare coins, due to the changing nature of our industry, it is more difficult to assess and evaluate management in our industry than it is in other industries.

OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK.

         Our revenue, expenses and operating results may vary significantly from quarter to quarter due to a number of factors, some of which are beyond our control. These factors include, among others:

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

FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

         During the quarter ended September 30, 2003, none of our customers accounted for more than 10% of our sales, however, at times, we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

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

THE SUPPLY OF RARE COINS IS LIMITED AND OUR INABILITY TO OBTAIN RARE COINS FOR RESALE AND FOR SALE AT AUCTIONS COULD HARM OUR BUSINESS.

         Our business depends substantially on our ability to obtain rare coins for sale and auction. We depend on the availability of rare coins through dealers and collectibles, and we can provide no assurance that rare coins will continue to be available as before. Although we deal with numerous dealers and collectors from whom we are able to obtain rare coins for resale and for our auctions, only a limited number of dealers exist with the capacity to supply rare coins for resale and auction on a regular basis. A change in our relationships with suppliers or dealers could impact negatively our ability to obtain, resell or auction rare coins in the quantities and at the times we desire. A shortage in the supply of rare coins could impair our ability to attract customers, which would harm our business, operating results and financial condition.

OUR AUCTION OPERATIONS MAY NEVER BECOME PROFITABLE.

         Our future operating results also depend on the success of our auction operations and the amount of resources that we will need to devote to the continual upgrade and enhancement of our Internet website, the performance of which may be impacted by fast, continuous changes in technology. Our auction operations currently are not profitable and we are presently unable to predict when our auction business will become profitable. We will need to achieve significant growth in our Internet business in order for our auction operations to become profitable. We are in the early stages of development of several new portions of our website that will offer content and auctions for rare coins that may have a lower average selling price than many of the rare coins in the markets we currently serve. Continued development of our website will require significant resources. The planned expansion of our website may not result in increased revenue, which could increase our losses and harm our business.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 12, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 24, 2003, we issued 1,845,100 shares of our common stock to our principal stockholders, Silvano DiGenova and Stanford Venture Capital Holdings, Inc. ("Stanford"), and four Stanford employees pursuant to the exercise of warrants held by those persons. The total proceeds to the Company as a result of this transaction were $1,845, constituting the exercise price of these warrants. There were no underwriters in this transaction, and thus no underwriting discounts or commissions were paid in connection with this issuance.

         The common stock issued pursuant to the exercise of these warrants was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereunder. Both the warrants and the underlying shares were issued to a small number of persons, without general advertising or solicitation. Each of the purchasers was a sophisticated investor with substantial experience in investing in small companies.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Prior to the date of this report, we had been in default under the terms of a secured revolving line of credit, pursuant to which we had borrowed $2,500,000. The entire unpaid amount of this line of credit, in the principal amount of $2,500,000, became due October 15, 2002, but was not paid at that date. In November 2002, the lender, who was an individual, died and the line of credit became an asset of his estate. Thereafter, we negotiated with the executor of the estate, and on September 30, 2003, we executed agreements that cured the default. These transactions are described under "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources--Financing Activities--Debt," and in Note 4 to the Financial Statements included in this report under Item 1.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.       DESCRIPTION

31 Certifications of the chief executive officer and chief financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are furnished herewith pursuant to SEC Release No. 33-8238.
_______________
* Previously filed

(B) REPORTS ON FORM 8-K

On July 31, 2003 we filed a Current Report on Form 8-K dated July 24, 2003, reporting the issuance of 1,845,100 common shares to our principal stockholders, Silvano DiGenova and Stanford Venture Capital Holdings, Inc. and four Stanford employees pursuant to the exercise of warrants to purchase our common stock. This issuance of the common shares resulted in an increase in issued and outstanding shares of 69.87%.

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 17, 2003                 SUPERIOR GALLERIES, INC.


                                        By /s/ Silvano A. DiGenova
                                           -----------------------------------
                                           Silvano A. DiGenova
                                           President and Chief Executive Officer


Dated: October 17, 2003                 SUPERIOR GALLERIES, INC.


                                        By /s/ Paul Biberkraut
                                           -------------------------------------
                                           Paul Biberkraut, Chief Financial
                                             Officer

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB


Exhibit 31 Certifications of chief executive officer and chief financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


Exhibit 32 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are furnished herewith pursuant to SEC Release No. 33-8238.