Form 10QSB
period 2003-12-31
SUPERIOR GALLERIES INC
filed 2004-01-28
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

         (Mark One)

         [ X ] Quarterly report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

         For the quarterly period ended December 31, 2003

         [   ] Transition report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

         For the transition period from _________ to _________

         Commission File No. 0-27121

                            SUPERIOR GALLERIES, INC.
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                               35-2208007
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)

        9478 WEST OLYMPIC BLVD
       BEVERLY HILLS, CALIFORNIA                                  90212
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

Title of each class of Common Stock           Outstanding as of January 14, 2004
-----------------------------------           ----------------------------------
Common Stock, $0.001 par value                4,485,942

     Unless otherwise specified herein, all share, warrant and option amounts give effect to a 1-for-20 reverse stock split effective as of June 30, 2003.

     Transitional Small Business Disclosure Format (check one):

Yes        No   X
   ------    ------

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets at December 31, 2003 (Unaudited) and June 30, 2003.

         Consolidated Statements of Operations (Unaudited) for the six months and three months ended December 31, 2003 and 2002.

         Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 31, 2003 and 2002.

         Notes to Interim Consolidated Financial Statements (Unaudited) at December 31, 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


                                        PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                           SUPERIOR GALLERIES, INC.
                                          CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,      June 30,
                                                                                     2003             2003
                                                                                  (Unaudited)
                                                                                  ------------     ------------
                                                    ASSETS
CURRENT ASSETS
   Cash                                                                           $   475,225      $   688,872
   Accounts receivable, net of allowance for uncollectible
      accounts of $244,007 (Dec. '03) and $270,663 (Jun. '03)                       1,314,093        2,825,699
   Inventories                                                                      4,731,157        2,497,435
   Prepaid expense and other                                                          159,898           89,788
   Auction and customer advances                                                    5,191,354        3,495,335
                                                                                  ------------     ------------

      Total current assets                                                         11,871,727        9,597,129

Property and equipment, net                                                           159,491          216,424
Other assets                                                                           13,779           13,779
                                                                                  ------------     ------------

      TOTAL ASSETS                                                                $12,044,997      $ 9,827,332
                                                                                  ============     ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit - related party                                                 $ 5,900,000      $        --
   Line of credit                                                                   2,500,000        2,500,000
   Accounts payable and accrued expenses                                            4,180,423        6,838,143
   Notes payable to a related party                                                   259,970          559,970
   Notes payable                                                                           --           56,832
                                                                                  ------------     ------------

      Total current liabilities                                                    12,840,393        9,954,945
                                                                                  ------------     ------------

LONG-TERM LIABILITIES
   Notes payable to a related party, net of current portion                           700,000          800,000
   Notes payable, net of current portion                                                   --            7,008
                                                                                  ------------     ------------

      Total long-term liabilities                                                     700,000          807,008
                                                                                  ------------     ------------

         TOTAL LIABILITIES                                                         13,540,393       10,761,953
                                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 9)

Series A $5.00 redeemable 8% convertible preferred stock
   $0.001 par value, 1,400,000 shares designated, 125,000
   shares issued and outstanding with a liquidation preference
   of $637,500                                                                        670,823          637,469
                                                                                  ------------     ------------



                                           SUPERIOR GALLERIES, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,        June 30,
                                                                                       2003              2002
                                                                                   (Unaudited)
                                                                                  -------------      -------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 3,193,000 shares undesignated,
      none outstanding
    Series B convertible preferred stock $1.00 par value
      3,400,000 shares designated 3,400,000 shares issued
      and outstanding with a liquidation preference of $3,400,000                    2,966,500          2,966,500
    Series D convertible preferred stock $1.00 par value
      2,000,000 shares designated 2,000,000 shares issued
      and outstanding with a liquidation preference of $2,000,000                    1,931,456          1,931,456
    Common stock, $0.001 par value, 12,500,000 shares
      authorized; 4,485,942 (Dec. '03) and 2,640,836 (Jun '03)
      issued and outstanding                                                             4,486              2,641
    Additional paid in capital                                                       7,913,321          7,939,925
    Accumulated deficit                                                            (14,981,982)       (14,412,612)
                                                                                  -------------      -------------

         Total stockholders' equity (deficit)                                       (2,166,219)        (1,572,090)
                                                                                  -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $ 12,044,997       $  9,827,332
                                                                                  =============      =============

                 See accompanying notes to unaudited interim consolidated financial statements


                                                     SUPERIOR GALLERIES, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             UNAUDITED

                                                                 Six Months Ended                     Three Months Ended
                                                          December 31,       December 31,       December 31,      December 31,
                                                              2003               2002               2003               2002
                                                          -------------      -------------      -------------      -------------
Net sales                                                 $  9,985,804       $  7,156,679       $  4,910,125       $  3,552,261
Commission income                                            1,085,170            792,042            244,491             21,914
                                                          -------------      -------------      -------------      -------------
TOTAL REVENUE
                                                            11,070,974          7,948,721          5,154,616          3,574,175

COST OF SALES                                                8,867,808          6,530,704          4,242,284          3,456,175
                                                          -------------      -------------      -------------      -------------

GROSS PROFIT                                                 2,203,166          1,418,017            912,332            118,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 2,696,296          3,876,423          1,386,658          1,720,738

IMPAIRMENT OF GOODWILL                                              --            591,521                 --            591,521
                                                          -------------      -------------      -------------      -------------

Loss from operations                                          (493,130)        (3,049,927)          (474,326)        (2,194,259)
                                                          -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
   Interest income                                             260,392             34,248            128,787                 --
   Interest expense                                           (282,268)          (358,110)          (121,449)          (231,109)
   Other expense, net                                          (24,742)           (67,654)            (5,218)           (63,036)
                                                          -------------      -------------      -------------      -------------

      Total other income (expense)                             (46,618)          (391,516)             2,120           (294,145)
                                                          -------------      -------------      -------------      -------------

LOSS BEFORE PROVISION FOR TAXES                               (539,748)        (3,441,443)          (472,206)        (2,488,404)

INCOME TAX PROVISION (RECOVERY)                                  4,621              8,368              6,419                801
                                                          -------------      -------------      -------------      -------------

NET LOSS                                                  $   (544,369)      $ (3,449,811)      $   (478,625)      $ (2,489,205)
                                                          =============      =============      =============      =============

Calculation of net loss per share:
Net loss                                                  $   (544,369)      $ (3,449,811)      $   (478,625)      $ (2,489,205)
Preferred stock accretion                                      (33,354)           (33,336)           (16,677)           (16,668)
Preferred stock dividend                                       (12,500)           (56,500)           (12,500)           (28,250)
                                                          -------------      -------------      -------------      -------------

Net loss applicable to common shares                      $   (590,223)      $ (3,539,647)      $   (507,802)      $ (2,534,123)
                                                          =============      =============      =============      =============

NET LOSS PER SHARE

   basic                                                  $      (0.14)      $      (1.72)      $      (0.11)      $      (1.23)
                                                          =============      =============      =============      =============
   fully diluted                                          $      (0.14)      $      (1.72)      $      (0.11)      $      (1.23)
                                                          =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         4,254,047          2,060,573          4,485,945          2,060,573
                                                          =============      =============      =============      =============

                           See accompanying notes to unaudited interim consolidated financial statements


                                 SUPERIOR GALLERIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         UNAUDITED

                                                                Six Months Ended
                                                         December 31,      December 31,
                                                             2003              2002
                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $  (544,369)      $(3,449,811)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                           49,187            76,403
      Bad debt                                                    --           130,714
      Loss on retirement of property and equipment            24,743            49,921
      Loss on investments                                         --            16,872
      Impairment of goodwill                                      --           591,521
      Fair value of common stock options granted               6,750                --
Increase (decrease) in cash from changes in assets
   and liabilities:
     Accounts receivable                                   1,511,606         3,991,434
     Other receivables                                            --            26,844
     Inventories                                          (2,233,722)          126,648
     Prepaid expenses and other                              (70,110)           31,079
     Other assets                                                 --           209,284
     Auction and customer advances, net                   (1,696,019)        1,199,392
     Accounts payable and accrued expenses                (2,657,720)       (4,212,423)
     Customer Deposits                                            --          (241,880)
                                                         ------------      ------------

Net cash used in operating activities                     (5,609,654)       (1,454,002)
                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                       (18,172)          (12,722)
   Proceeds from sale of property and equipment                1,174                --
   Collection on HI sale note receivable                          --            69,286
                                                         ------------      ------------

Net cash (used in) provided by investing activities          (16,998)           56,564
                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under related party line of credit           6,350,000                --
   Repayments under related party line of credit            (450,000)               --
   Borrowings under lines of credit                        3,300,000         2,500,000
   Repayments under lines of credit                       (3,300,000)         (376,393)
   Borrowings under notes payable                                            1,191,325
   Repayments under notes payable                            (63,840)       (1,668,722)
   Borrowings under related party debt                            --           359,970
   Repayments under related party debt                      (400,000)               --
   Repayments under repurchase agreement                          --          (556,361)
   Repayment on obligations under capital lease                   --            (3,646)
   Issuance of common stock                                    1,845                --
   Purchase of common shares                                      --              (644)
   Payment of dividends on preferred stock                   (25,000)          (56,500)
                                                         ------------      ------------

Net cash provided by financing activities                  5,413,005         1,389,029
                                                         ------------      ------------

Net decrease in cash and equivalents                        (213,647)           (8,409)

Cash and cash equivalents, beginning of period               688,872            33,464
                                                         ------------      ------------

Cash and cash equivalents, end of period                 $   475,225       $    25,055
                                                         ============      ============

                                 SUPERIOR GALLERIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         UNAUDITED


                                                                    Three Months Ended
                                                                 December 31,  December 31,
                                                                     2003          2002
                                                                 ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest                                                    $  78,878     $ 121,090
                                                                  ==========    ==========
      Income taxes                                                $      --     $     800
                                                                  ==========    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accretion of redemption value of Series A preferred stock      $ 33,354      $ 33,336

       See accompanying notes to unaudited interim consolidated financial statements

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

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

        In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements for the year ended June 30, 2003 contained in Superior's consolidated financial statements included in its Annual Report on Form 10-KSB filed on September 17, 2003.

2.      DESCRIPTION OF BUSINESS

        Superior is primarily a wholesaler, retailer and auctioneer of rare coins. The Company is based in Beverly Hills, California.

3       INVENTORIES

        Inventories are comprised of the following:

                                               December 31, 2003   June 30, 2003
                                               -----------------   -------------
        Rare coins                             $ 4,731,157         $ 2,147,435
        Fine and decorative arts                        --           1,015,138
        Reserve                                         --            (665,138)
                                               ------------        ------------
                                               $ 4,731,157         $ 2,497,435
                                               ============        ============

        The Company, from time to time, enters into joint ventures or purchase financing agreements with third parties that include vendors and customers for the purchase and sale of specific rare coins or fine collectibles. These agreements may include profit sharing provisions ranging from 25% to 50% of the gross profit on specific transactions adjusted for agreed upon expenses and interest costs. At any given time, the Company may be involved in up to 10 of these agreements. As of December 31, 2003 and June 30, 2003, inventory totals reflected the Company's total appropriate ownership and does not include any minority interest claims in regard to such joint venture or partnership arrangements.

        The inventory reserve of $665,138 at June 30, 2003 was the result of management's estimate of the liquidation value of the entire Art inventory based on management's decision to exit the Art business segment.

4.      AUCTION AND CUSTOMER ADVANCES

        Superior has established two short-term lending programs consisting of
        (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and, (ii) advancing customers cash based on the customer's assigning specific rare coins in their inventory to Superior as collateral. Superior can advance a customer up to 70% of consigned or assigned rare coin(s)' wholesale value. For auction

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

        advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Superior will retain control of the assigned inventory until the customer repays the advance. The total advanced funds under these notes was $5,191,354 as of December 31, 2003.

        Auction and customer advances consist of:
                                               December 31, 2003   June 30, 2003
                                               -----------------   -------------
        Auction advances                       $4,533,854          $3,495,335
        Customer inventory advances               657,500                  --
                                               -----------         -----------
                                               $5,191,354          $3,495,335
                                               ===========         ===========

5.      LINES OF CREDIT

        On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum (11.00% at December 31, 2003), were secured by the inventory of the Company and a personal guarantee of the Company's Chief Executive Officer ("CEO"), and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of the Company and to consider the default cured at that time. The amendment also requires monthly interest payments beginning on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that the Company will be able to negotiate a repayment schedule for this obligation on terms acceptable to the Company. As of December 31, 2003 the outstanding Line of Credit balance was $2,500,000.

        On February 21, 2003, Superior entered into an auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for the sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC was $2,000,000 and it bore interest at a rate of 10% per annum. The Auction LOC was secured by the collateralization of inventory consigned by Superior's auction advance customers and the assignment of the auction advance agreements to the private lender. The lender and the Company could have terminated this arrangement at any time. In September 2003, the private lender agreed to temporarily increase the Auction LOC maximum limit to $2,800,000. On October 28, 2003, the Auction LOC was repaid in full and the lender and the Company mutually agreed to terminate the agreement.

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

6.      NOTES PAYABLE

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

        Long-term loan agreement dated October 17, 2000, secured by a delivery van, payable in 60 monthly installments of principal and interest at an annual interest rate of 5.9%. The loan was repaid in full on December 16, 2003.

7.      NOTE PAYABLE TO A RELATED PARTY

        On April 10, 2002 the Company executed a subordinated note payable to the Company's CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments have been made. As the chief executive officer did not enforce the repayment obligation, the amount has been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. As of the December 31, 2003, the outstanding balance was $950,000.

        On December 10, 2002 the Company's CEO advanced $289,970 to the Company for the purpose of paying off a bank line of credit. The Company executed a promissory note in favor of the CEO in the amount of $289,970 payable on demand and bearing interest at the rate of 12% per annum. On October 23, 2003, the Company repaid the loan in full as part of the sale of its art inventory to the CEO (see Note 11.)

        On December 13, 2002 the Company's CEO advanced $70,000 to the Company for working capital purposes. The Company executed a promissory note in favor of the CEO in the amount of $70,000 payable on demand and bearing interest at the rate of 12% per annum. On October 23, 2003, the Company reduced the loan by $60,030 as part of the sale of its art inventory to the CEO (see Note 10.) As of December 31, 2003 the outstanding balance was $9,970.

8.      EQUITY

        On July 24, 2003, the Company issued 1,845,100 common shares pursuant to the exercise of 1,845,100 warrants to purchase the Company's common stock with an exercise price of $0.001 per common share.

        During the six month period ended December 31, 2003, the Company granted to employees, directors and independent contractors 135,000 stock options to purchase common shares with exercise prices ranging from $0.24 to $0.33. Certain options vest immediately and other vest over time. The Company recorded an expense of $6,750 during the period to reflect management's estimate of the fair value of the option grants.

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

9.      CONTINGENCIES

        GUARANTEED LIQUIDITY AND BUY BACK

        The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $3,237,476 and $3,846,737 for the six months ended December 31, 2003 and 2002 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

10.     RELATED PARTY TRANSACTION

        On October 23, 2003 the Company's Board of Directors approved the sale of its art inventory to the CEO, who is also an independent dealer of fine art, for $350,000. The Company solicited bids from third parties and the bid from the CEO was the highest. The Company realized a gross profit of $15,860 on sale of the art inventory to the CEO. The sale was paid in full by reductions of notes payable to the CEO (see Note 7).

11.     GOING CONCERN

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained recurring operating losses, negative cash flows from operations, significant debt that is callable by the creditor at any time, and has limited working capital. These items raise substantial doubt about the Company's ability to continue as a going concern.

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

        Management is currently engaged in reversing or solving these significant issues through the implementation of its turnaround plan. In November 2002, the Company began to execute a plan of exiting the art business with exception of art auctions on a consignment basis to reduce losses in its operations. This plan includes the reduction of five employees, which was completed in January 2003, the reduction of sales, marketing and administrative expenses associated with the art business segment and the liquidation of its art inventory by June 30, 2003. With the sale of its art inventory in October 2003 (see Note 9), the Company completed its exit of the art business segment. The Company is planning to increase its retail rare coin sales force and has established targeted sales and marketing budgets to assist in growing its retail rare coin business. There can be no assurance that the Company will be successful in growing this part of its business.

        The Company has reorganized and streamlined its structure in its efforts to return to a profitable state with positive cash flows. The Company consolidated all operations into one corporate entity and eliminated duplicative financial and operational systems to further control and reduce expenditures. These consolidation efforts included the combination of all operations with the exception of retail rare coins sales activities to the Beverly Hills location that occurred in February 24, 2003. In September 2003, the retail rare sales activities were transferred to Beverly Hills and the Newport Beach location permanently closed. This operational consolidation has resulted in the elimination of duplicated finance, inventory control, administration, sales, marketing and auction activities at the Newport Beach location. Separate information systems for operations and finance were eliminated as part of the consolidation. Effective January 1, 2003 the Company has out-sourced all payroll, employee benefits and human resources administration to a professional employer organization. The Company is exploring opportunities to reduce its occupancy costs at its Newport Beach location prior to the lease termination on September 30, 2004. Both the exit of the art business and the consolidation of operations have reduced related insurance and administrative costs. The consolidation of operations into one location has allowed for enhanced coordination of all business activities and provided better control of costs. The operational consolidation has facilitated the coordination of sales and marketing efforts and expenditures, as the Company is promoting itself as one entity, rather than its parent and subsidiary. Through the renewed focus on both retail and wholesale rare coin sales with an emphasis on increased inventory turns while maintaining solid gross margins, management anticipates these activities will provide some of the liquid capital to fund operations. The Company has made substantial progress in reducing losses. Losses for the six months ended December 31, 2003 as compared the same period in 2002 decreased from $3,449,811 in 2002 to $544,369 in 2003, a reduction in losses of 84%.

        In February 2003, the Company completed an additional equity capital financing of $2 million with Stanford and the Company's CEO converted 7,000 shares of the Company's $100 Series C Preferred Stock into $700,000 of the Company's common stock. In September 2003, the Company renegotiated a $2.5 million dollar line of credit (Note 5) that was in default and callable by the creditor. Although management does not anticipate the creditor calling the loan, there can be no assurances that this obligation will not become immediately due. Given the current cash position of the Company, it would be unable to satisfy this obligation in cash. The Company is continuing to negotiate a repayment schedule with the creditor, but there can be no assurance that this obligation will be able to be refinanced on terms acceptable to the Company. In October 2003, the Company completed negotiations with Stanford to provide a line of credit of $7.5 million for auction advances, inventory financing and inventory loans to other dealers and collectors. Management believes that combination of increased rare coin sales and inventory turns, the additional equity capital and the line of credit financing will be sufficient to fund the Company's operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENTS

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

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins on a wholesale, retail and auction basis. Our wholesale and retail operations are conducted in virtually every state in the United States and in several foreign countries. We also provide auction services for customers seeking to sell their own rare coins. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay and through our own websites at www.superiorgalleries.com. Our headquarters are in Beverly Hills, California.

         We were originally organized as a Nevada corporation in 1995. On June 30, 2003, our stockholders approved and we completed a reincorporation of our company in the State of Delaware and changed our corporate name from Tangible Asset Galleries, Inc. to Superior Galleries, Inc. These changes were effective at the close of business on June 30, 2003.

CRITICAL ACCOUNTING POLICIES

         Our Consolidated Financial Statements are based on the selection and application of significant accounting policies, which require our management to make estimates and assumptions that affect the amounts reported in the Consolidated Balance Sheets and the Consolidated Statements of Operations. We believe that the following are the most critical areas that may affect our financial condition and results of operations.

(1)      Accounts Receivable

         We are required to estimate the collectibility of our accounts receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and related aging of past due balances. We evaluate specific accounts receivable balances when we become aware of a situation where a client may not be able to meets its financial obligations to us. The amount of the required allowance is based on the facts available to us and is reevaluated and adjusted as additional information is available. Allowances are also established for probable loss inherent in the remainder of the accounts receivable based on our historical bad debt loss information. As a result of expansion of our rare coin auction business, we may attract new customers that may adversely affect our estimates of accounts receivable collectibility, and, the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

(2)      Auction and Customer Advances

         We are required to estimate the collectibility of our auction and customer advances. All of our advances are secured by rare coins. Although we make our decision to advance funds based on customers' creditworthiness, business history, and collateral valuation, the collectibility of advances is primarily based on our estimate of sale of customers' rare coin collateral on a whole liquidation basis. We evaluate specific advance balances when we become aware of situations where a client may not be able to meet its financial obligations to us or the value of collateral securing the advance is impaired. Due to the availability of a line of credit from Stanford, we have recently and significantly expanded our auction and customer advance activities and we do not have historical data to estimate probable loss nor have we had any significant history of losses. It is difficult to assess future performance of the rare coin market. A rapid adverse change in the rare coin market could diminish the value of the collateral and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                     6 Months Ended         6 Months Ended
                                                   December 31, 2003       December 31, 2002
                                                  ---------------------   --------------------
Net Sales                                                        90.2%                  90.0%
Commission Income                                                 9.8%                  10.0%
                                                  ---------------------   --------------------
Total Revenue                                                   100.0%                 100.0%
Cost of Sales                                                    80.1%                  82.2%
                                                  ---------------------   --------------------
Gross Profit                                                     19.9%                  17.8%
Selling, general and administrative expenses                     24.4%                  48.8%
Impairment of goodwill                                            0.0%                   7.4%
                                                  ---------------------   --------------------
Loss from operations                                             -4.5%                 -38.4%
Other income (expense)                                           -0.4%                  -4.9%
                                                  ---------------------   --------------------
Loss before income taxes                                         -4.9%                 -43.3%
Income taxes                                                      0.0%                   0.1%
                                                  ---------------------   --------------------
Net loss                                                         -4.9%                 -43.4%
                                                  =====================   ====================

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Our loss for the six months ended December 31, 2003 was $544,369 or $0.14 per share on both a basic and diluted basis, a decrease in the loss of $2,905,442 as compared to a loss of $3,449,811 or $1.72 per share on both a basic and diluted basis for the six months ended December 31, 2002. The decrease in loss in the six months ended December 31, 2003 was primarily due to increased gross margin on rare coin sales and decreases in operating expenses.

         REVENUES

         The table below reflects the comparative breakdown of the our aggregate sales:

                                  -------------------------    -------------------------
                                       Six Months Ended             Six Months Ended
                                      December 31, 2003            December 31, 2002
                                  -------------------------    -------------------------
Net Sales
   Rare Coins - Wholesale         $ 6,372,250         57.6%    $ 2,644,386         33.2%
   Rare Coins - Retail              3,237,476         29.2       3,846,737         48.4
   Art, Collectibles & Other          376,078          3.4         665,556          8.4
                                  -------------------------    -------------------------
Total Net Sales                     9,985,804         90.2       7,156,679         90.0
Commission Income                   1,085,170          9.8         792,042         10.0
                                  -------------------------    -------------------------
TOTAL REVENUE                     $11,070,974        100.0%    $ 7,948,721        100.0%
                                  =========================    =========================

Total revenue for the six months ended December 31, 2003 increased $3,122,253 or 39.3% to $11,070,974 from $7,948,721 for the six months ended December 31, 2002. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the six months ended December 31, 2003 increased $3,727,864 or 141.0% to $6,372,250 from $2,644,386 for the comparable period in 2002. This increase was primarily due the strong market demand from other dealers and our higher levels of inventory available for sale. Retail rare coin sales for the six months ended December 31, 2003 decreased $609,261 or 15.8% to $3,237,476 from $3,846,737 for the comparable period in 2002. This decrease was primarily due to our aggressive pricing in 2002 to generate cash flow from inventory that resulted in higher sales, but reduced gross margin. Fine art, collectibles and other sales for the six months ended December 31, 2003 decreased $289,478 or 43.5% to $376,078 from $665,556 for the comparable period in 2002. This decrease was primarily due to our having exited the art business. On October 23, 2003, we sold our remaining art inventory and we do not anticipate any further revenue from the art business. Commission income for the six months ended December 31, 2003 was $1,085,170, an increase of $293,128 or 37.0% as compared to $792,042 for the six months ended December 31, 2002. This increase was primarily due to continued strength of our rare coin auction business, the overall marketplace, and our November 2003 Santa Clara Elite rare coin auction that did not occur in the comparable period in 2002. Auction sales (hammer prices realized) were $11,924,017 for the six months ended December 31, 2003 as compared to $8,242,050 for the six months ended December 31, 2002. Although we establish our auction schedule as much as eighteen months in advance and we anticipate that for the foreseeable future the number and timing of auctions will be generally consistent from year to year, we cannot assure you that this schedule will remain constant, and changes in the schedule could impact our future results and their comparability.

         COST OF SALES

         Cost of sales for the six months ended December 31, 2003 increased $2,337,104 to $8,867,808 or 80.1% of net revenue, from $6,530,704 or 82.2% of net revenue for the six months ended December 31, 2002. The decrease in cost of sales as a percentage of revenue in the current period over the comparable period in 2002 was primarily due to the increased margins on rare coin sales during the current period that resulted from continued strength in the rare coin market. Commission income has minimal cost of sales associated with it. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, and commission income will vary from period to period.

         GROSS PROFIT

         Gross profit for the six months ended December 31, 2003 increased $785,149 to $2,203,166 or 19.9% of net revenue from $1,418,017 or 17.8% of net revenue for the six months ended December 31, 2002. The increase in gross profit, both in aggregate and as a percentage of revenue, in the current period over the comparable period in 2002 was primarily due to increased volume and margin on rare coin sales. The gross profit as a percentage of revenue will vary from period to period with changes in the mix of revenue between wholesale and retail rare coins, and with period to period changes in commission income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the six months ended December 31, 2003 decreased $1,180,127 or 30.4% to $2,696,296 from $3,876,423 for the six months ended December 31, 2002. These expenses represent 24.4% of aggregate revenue for the six months ended December 31, 2003 as compared to 48.8% of aggregates revenue for the six months ended December 31, 2002. The decrease in these expenses, both as a percentage of revenue and in the aggregate, were due, in part, to effects of our operational consolidation efforts that were completed during the last half of the fiscal year ending June 30, 2003. The prior comparable period also included a $418,000 fee to be the official auctioneer at a national rare coin trade show, and, two unusual bad debts totaling $330,714; there was no such costs in the comparable current period.

         IMPAIRMENT OF GOODWILL

         In July 2001, we recorded goodwill of $591,521 in connection with the asset acquisition through our subsidiary, Superior Galleries Beverly Hills, Inc. During the six months ended December 31, 2002, based on our management's annual fair value assessment to determine the impairment, if any, of goodwill, we determined that the goodwill purchased had become fully impaired resulting in a charge of $591,521. There was no similar charge during the six months ended December 31, 2003.

         OTHER INCOME AND EXPENSES

         Other expenses for the six months ended December 31, 2003 decreased $344,898 to $46,618 from $391,516 for the six months ended December 31, 2002. This decrease was primarily due to the increase in interest income from customer advances of $226,144 for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002.

         PROVISION FOR INCOME TAXES

         Although we incurred losses for the six months ended December 31, 2003 and 2002, we recorded income taxes expenses for state and other minimum taxes of $4,621 and $8,368 during the six month periods ending December 31, 2003 and 2002 respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

         The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                      3 Months Ended         3 Months Ended
                                                    December 31, 2003       December 31, 2002
                                                   ---------------------   --------------------
Net Sales                                                         95.3%                  99.4%
Commission Income                                                  4.7%                   0.6%
                                                   ---------------------   --------------------
Total Revenue                                                    100.0%                 100.0%
Cost of Sales                                                     82.3%                  96.7%
                                                   ---------------------   --------------------
Gross Profit                                                      17.7%                   3.3%
Selling, general and administrative expenses                      26.9%                  48.1%
Impairment of goodwill                                             0.0%                  16.5%
                                                   ---------------------   --------------------
Loss from operations                                              -9.2%                 -61.4%
Other income (expense)                                            -0.0%                  -8.2%
                                                   ---------------------   --------------------
Loss before income taxes                                          -9.2%                 -69.6%
Income taxes                                                       0.1%                   0.0%
                                                   ---------------------   --------------------
Net loss                                                          -9.3%                 -69.6%
                                                   =====================   ====================

         Our loss for the three months ended December 31, 2003 was $478,625 or $0.11 per share on both a basic and diluted basis, a decrease in the loss of $2,010,580 as compared to a loss of $2,489,205 or $1.23 per share on both a basic and diluted basis for the three months ended December 31, 2002. The decrease in loss in the three months ended December 31, 2003 was primarily due to increases in gross profit on rare coins, decreases in operating expenses and the absence of the charge for the impairment of goodwill that we incurred in the comparable period from 2002.

         REVENUES

         The table below reflects the comparative breakdown of the Company's aggregate sales:

                                  ------------------------    ------------------------
                                     Three Months Ended           Three Months Ended
                                      December 31, 2003            December 31, 2002
                                  ------------------------    ------------------------
Net Sales
   Rare Coins - Wholesale         $2,858,334         55.5%    $1,310,025         36.7%
   Rare Coins - Retail             1,695,653         32.9      1,718,059         48.0
   Art, Collectibles & Other         356,138          6.9        524,177         14.7
                                  ------------------------    ------------------------
Total Net Sales                    4,910,125         95.3      3,552,261         99.4
Commission Income                    244,491          4.7         21,914          0.6
                                  ------------------------    ------------------------
TOTAL REVENUE                     $5,154,616        100.0%    $3,574,175        100.0%
                                  ========================    ========================

         Total revenue for the three months ended December 31, 2003 increased $1,580,441 or 44.2% to $5,154,616 from $3,574,175 for the three months ended
December 31, 2002. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the three months ended December 31, 2003 increased $1,548,309 or 118.2% to $2,858,334 from $1,310,025 for the comparable period in 2002. This increase was primarily due to the strong market demand from other dealers and our higher levels of inventory available for sale. Retail rare coin sales for the three months ended December 31, 2003 decreased $22,406 or 1.3% to $1,695,653 from $1,718,059 for the comparable period in 2002. This decrease was primarily due to our aggressive pricing in 2002 to generate cash flow from inventory that resulted in higher sales, but reduced gross margin. Fine art, collectibles and other sales for the three months ended December 31, 2003 decreased $168,039 or 32.1% to $356,138 from $524,177 for the comparable period in 2002. This decrease was primarily due to our having exited the art business. Substantially all the revenue for the period occurred on October 23, 2003 as we sold our remaining art inventory and we do not anticipate any further revenue from the art business. Commission income for the three months ended December 31, 2003 was $244,491, an increase of $222,577, as compared to $21,914 for the three months ended December 31, 2002. This increase was primarily due to our Santa Clara Elite rare coin auction during the current period that did not occur during the comparable period in 2002. Auction sales (hammer prices realized) were $2,208,481 for the three months ended December 31, 2003 as compared to $169,110 for the three months ended December 31, 2002.

         COST OF SALES

         Cost of sales for the three months ended December 31, 2003 increased $786,109 to $4,242,284 or 82.3% of net revenue, from $3,456,175 or 96.7% of net revenue for the three months ended December 31, 2002. The decrease in cost of sales as a percentage of revenue in the current period over the comparable period in 2002 was primarily due to our aggressive pricing of rare coin inventory to generate cash flow during the three months ended December 31, 2002. Commission income has minimal cost of sales associated with it. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, and commission income will vary from period to period.

         GROSS PROFIT

         Gross profit for the three months ended December 31, 2003 increased $794,332 to $912,332 or 17.7% of net revenue from $118,000 or 3.3% of net revenue for the three months ended December 31, 2002. The increase in gross profit both in aggregate and as a percentage of revenue in the current period over the comparable period in 2002 was primarily due to increased rare coin sales and margins that resulted from the continued strength in the marketplace. The gross profit as a percentage of revenue will vary from period to period with changes in the mix of revenue between wholesale and retail rare coins, and with period to period changes in commission income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended December 31, 2003 decreased $334,080 or 19.4% to $1,386,658 from $1,720,738 for the three months ended December 31, 2002. These expenses represent 26.9% of aggregate revenue for the three months ended December 31, 2003 as compared to 48.1% of aggregate revenue for the three months ended December 31, 2002. The decrease in these expenses, both as a percentage of revenue and in the aggregate, were primarily due to the absence, in the current period, of two unusual bad debts totaling $330,714 that we incurred in the comparable period in 2002. During the quarter ended December 31, 2003, we recorded an unusual charge of $90,000 related to the anticipated settlement of claims resulting from the theft of client inventory by an independent contractor formerly engaged by us.

         IMPAIRMENT OF GOODWILL

         In July 2001, we recorded goodwill of $591,521 in connection with an asset acquisition through our subsidiary, Superior Galleries Beverly Hills, Inc. During the three months ended December 31, 2002, based on our management's annual fair value assessment to determine the impairment, if any, of goodwill, we determined that the goodwill purchased had become fully impaired resulting in a charge of $591,521. There was no similar charge during the three months ended December 31, 2003.

         OTHER INCOME AND EXPENSES

         Other expenses for the three months ended December 31, 2003 decreased $296,265 to $2,120 from $294,145 for the three months ended December 31, 2002. This decrease was due to an increase in interest income from customer advances of $128,787 as compared to the three months ended December 31, 2002 and a decrease in interest expense of $109,660 for the three months ended December 31, 2003 as a result interest rate reductions and principal paydowns on existing and replacement debt that occurred in the current period.

         PROVISION FOR INCOME TAXES

         Although we incurred losses for the three months ended December 31, 2003 and 2002, we recorded income tax expense resulting from state and other minimum taxes of $6,419 and $801 during the three month periods ending December 31, 2003 and 2002 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, we had a working capital deficiency of $968,666. We incurred a loss of $544,369 and used cash in operating activities of $5,609,654 for the six month period ending December 31, 2003. Given our December 31, 2003 cash balance of $475,225 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2004. We may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and maintaining operating expenses at current levels. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available through financings of debt and/or equity, we may not have adequate resources to fund operations. We were in default under one of our lines of credit until September 30, 2003 when we renegotiated the line of credit with our creditor and cured the default. However, the line of credit is callable by the lender on demand, and although we are continuing to seek an agreement with the lender for extend payment terms, there is no guarantee the lender will agree to provide such extended terms. We do not expect future fixed obligations through June 30, 2004 to be paid solely by cash generated from operating activities. We intend to satisfy fixed obligations from the following sources, among others:
(i) additional debt/equity financings; (ii) extending vendor payments; and (iii) liquidation of inventory.

OPERATING ACTIVITIES

         Cash decreased $213,647 for the six months ended December 31, 2003 to $475,225 from $688,872 at June 30, 2003.

         Cash used in our operating activities totaled $5,609,654 resulting primarily from the Company's net loss of $544,369 and increases in inventories of $2,233,722, auction and customer advances of $1,696,019, and, decreases in accounts payable of $2,657,720, offset by decreases in accounts receivable of $1,511,606.

         We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly and offering, competitive pricing, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

         Cash used in investing activities for the six months ended December 31, 2003 was $16,998 primarily consisting of purchases of property and equipment in the amount of $18,172.

FINANCING ACTIVITIES

         We have incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $5,413,005 for the six months ended December 31, 2003 reflected by the following transactions:

         FINANCING ACTIVITIES - DEBT

         On October 17, 2000 we entered into a long-term loan agreement, secured by a delivery van, payable in 60 monthly installments of $457 each consisting of principal and interest at an annual interest rate of 5.9%. The loan was repaid in full on December 16, 2003. During the six months ended December 31, 2003, the note was reduced by $7,008.

         On July 6, 2001, the Company executed a note payable for the acquisition of the assets of Superior, secured by assets acquired, and guaranteed by the Company and its CEO. The loan provided for periodic payments through January 2002, however, the Company suspended loan payments. The Company renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest, established a new interest rate of 4.5% over the prime-lending rate, to be paid in biweekly installments over one year. On November 1, 2002 the Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The company is making ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. The note payable was repaid in full on September 1, 2003. During the six months ended December 31, 2003, the note was reduced by $56,832.

         On April 10, 2002 we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments have been made. As the CEO did not enforce the repayment obligation, the amount has been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. As of the December 31, 2003, the outstanding balance was $950,000. During the six months ended December 31, 2003, the note was reduced by $50,000.

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, is secured by substantially all the assets of Superior and a personal guarantee of our CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of Superior at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On December 31, 2003 Superior and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all the accounts receivable of Company and to consider the default cured at that time. The amendment also requires monthly interest payments that began on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that we will be able to negotiate a repayment schedule for this obligation on terms acceptable to us. As of December 31, 2003 the outstanding Line of Credit balance was $2,500,000.

         On December 10, 2002 and December 13, 2002, our CEO advanced Superior $289,970 and $70,000 respectively for working capital purposes. We executed two unsecured promissory notes both payable on demand and bearing interest at the rate of 12% per annum. On October 23, 2003, we reduced our unsecured notes payable to our CEO by $350,000 as a result of his purchase of our art inventory for $350,000 (see Other Liquidity Plans.) As of December 31, 2003 the outstanding balance of the unsecured notes payable to our CEO was $9,970.

         On February 21, 2003, Superior entered into an auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for the sole purpose of providing auction advances to our consignment customers. The maximum limit of the Auction LOC was $2,000,000 and it bore interest at a rate of 10% per annum. The Auction LOC was secured by the collateralization of inventory consigned by Superior auction advance customers and the assignment of the auction advance agreements to the private lender. Both Superior and the lender could have terminated this arrangement at any time. In September 2003, the private lender agreed to temporarily increase the Auction LOC maximum limit to $2,800,000. On October 28, 2003 the Auction LOC was repaid in full and the lender and Superior mutually agreed to terminate the agreement.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("LOC"') with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc., to provide us with a $7.5 million line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers. The LOC bear interest at the prime-lending rate and is secured by substantially all of our assets. As of December 31, 2003 the outstanding LOC balance was $5,900,000. This balance reflects the net borrowing against the LOC for the six months ended December 31, 2003.

         OTHER LIQUIDITY PLANS

         In November 2002, we began to reduce our operations focused on the art segment of our business. Our initial plans included using both our own and third party auction houses and Internet sites to sell our inventory. From July 1, 2002 through June 30, 2003, we sold approximately $750,000 of our art inventory while still maintaining modest gross margins on these sales. In June 2003, management determined that our initial liquidation plans were no longer effective and a decision was made to solicit offers from other art dealers and collectors for them to purchase our remaining art inventory. Based on our continuing assessment of the recoverability of the art inventory including our evaluation of the current art market and informal offers from other art dealers, we established a reserve of $665,000 or approximately 65% of carrying cost at June 30, 2003. On October 23, 2003, our Board of Directors, after reviewing other bids to purchase our art inventory, approved the sale of the art inventory to our CEO for $350,000. This amount represented the highest bid that we received. With this transaction, we completed our exit the art business segment. However, at some future date, we may resume our activities, on a limited basis, as a consignment auctioneer and dealer in some areas of the art business segment.

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

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the three months ended December 31, 2003 and does not presently have any plans for material capital expenditures through the current fiscal year ending June 30, 2004.

RISK FACTORS

WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES, AND LIMITED WORKING CAPITAL.

         We may not become profitable or significantly increase our revenues. We incurred a net loss of $3,491,003 for the twelve months ended June 30, 2003, and a net loss of $544,369 for the six months ended December 31, 2003. We have implemented several initiatives that we believe will enable us to return to profitability, including exiting unprofitable lines of business, reducing manpower and other costs, and focusing on higher margin products. Our working capital deficiency at December 31, 2003 was $968,666, which reflects an increase of $610,850 from our working capital deficiency of $357,816 at June 30, 2003. There can be no assurance that our revenue or results of operations will not decline further in the future, that we will not continue to have losses, or that we will be able to continue funding such losses if they continue. The unavailability of adequate capital could adversely affect our ability to continue our operations.

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

FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

         During the quarter ended December 31, 2003, none of our customers accounted for more than 10% of our sales, however, at times, we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of January 12, 2004 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.       DESCRIPTION

10.1 Commercial Loan and Security Agreement dated as of October 1, 2003 between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 16, 2003).

10.2 Commercial Note, dated as of October 1, 2003, in the maximum principal amount of $7,500,000 by Superior Galleries, Inc. in favor of Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 16, 2003).

31 Certifications of the chief executive officer and chief financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are furnished herewith pursuant to SEC Release No. 33-8238.

---------------
* Previously filed

(B) REPORTS ON FORM 8-K

         On November 21, 2003 we filed a Current Report on Form 8-K dated November 18, 2003 reporting the change in our certifying accountants.

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: January 14, 2004               SUPERIOR GALLERIES, INC.

                                               By /s/ Silvano A. DiGenova
                                               ---------------------------------
                                               Silvano A. DiGenova
                                               President and Chief Executive
                                               Officer

         Dated: January 14, 2004               SUPERIOR GALLERIES, INC.

                                               By /s/ Paul Biberkraut
                                               ---------------------------------
                                               Paul Biberkraut, Chief Financial
                                               Officer

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-QSB

Exhibit 10.1      Commercial Loan and Security Agreement dated as of
                  October 1, 2003 between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 16, 2003).

Exhibit 10.2 Commercial Note, dated as of October 1, 2003, in the maximum principal amount of $7,500,000 by Superior Galleries, Inc. in favor of Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed October 16,
                  2003).

Exhibit 31 Certifications of chief executive officer and chief financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are furnished herewith pursuant to SEC Release No. 33-8238.