Form 10QSB
period 2004-03-31
SUPERIOR GALLERIES INC
filed 2004-04-22
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2004

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
     Yes  [X]      No [ ]

         State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date:

Title of each class of Common Stock             Outstanding as of April 16, 2004
-----------------------------------             --------------------------------
  Common Stock, $0.001 par value                           4,485,942

         Unless otherwise specified herein, all share, warrant and option amounts give effect to a 1-for-20 reverse stock split effective as of June 30, 2003.

         Transitional Small Business Disclosure Format (check one):
     Yes  [ ]      No [X]

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Consolidated Balance Sheets at March 31, 2004 (Unaudited) and June 30, 2003.

         Consolidated Statements of Operations (Unaudited) for the nine months and three months ended March 31, 2004 and 2003.

         Consolidated Statements of Cash Flows (Unaudited) for the nine months ended March 31, 2004 and 2003.

         Notes to Interim Consolidated Financial Statements (Unaudited) at
           March 31, 2004.


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

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                         SUPERIOR GALLERIES, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                                                                March 31,     June 30,
                                                                                  2004          2003
                                                                               (Unaudited)
                                                                               -----------   -----------
                                                  ASSETS

CURRENT ASSETS
   Cash                                                                        $   254,861   $    88,872
   Accounts receivable, net of allowance for uncollectible
      accounts of $250,007 (Mar. '04) and $270,663 (Jun. '03)                    1,356,895     2,825,699
   Inventories                                                                   6,066,339     2,497,435
   Prepaid expense and other                                                       111,606        89,788
   Auction and customer advances                                                 3,730,636     3,495,335
                                                                               -----------   -----------

      Total current assets                                                      11,520,337     9,597,129

Property and equipment, net                                                        145,934       216,424
Other assets                                                                        13,779        13,779
                                                                               -----------   -----------

      TOTAL ASSETS                                                             $11,680,050   $ 9,827,332
                                                                               ===========   ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit - related party                                              $ 5,800,000   $        --
   Line of credit                                                                2,500,000     2,500,000
   Accounts payable and accrued expenses                                         3,198,170     6,838,143
   Notes payable to a related party                                                300,000       559,970
   Series A stock redemption payable                                               275,000            --
   Notes payable                                                                        --        56,832
                                                                               -----------   -----------

      Total current liabilities                                                 12,073,170     9,954,945
                                                                               -----------   -----------

LONG-TERM LIABILITIES
   Notes payable to a related party, net of current portion                        650,000       800,000
   Series A stock redemption payable, net of current portion                       412,500            --
   Notes payable, net of current portion                                                --         7,008
                                                                               -----------   -----------

      Total long-term liabilities                                                1,062,500       807,008
                                                                               -----------   -----------

         TOTAL LIABILITIES                                                      13,135,670    10,761,953
                                                                               -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, 8 AND 9)

Series A $5.00 redeemable 8% convertible preferred stock
   $0.001 par value, 1,400,000 shares designated, 125,000
   shares issued and outstanding with a liquidation
   preference of $637,500 (Note 9)                                                      --       637,469
                                                                               -----------   -----------

                                      SUPERIOR GALLERIES, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                        March 31,      June 30,
                                                                          2004           2003
                                                                       (Unaudited)
                                                                      -------------   -------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 3,193,000 shares undesignated,
      none outstanding
    Series B convertible preferred stock $1.00 par value
      3,400,000 shares designated 3,400,000 shares issued
      and outstanding with a liquidation preference of $3,400,000        2,966,500       2,966,500
    Series D convertible preferred stock $1.00 par value
      2,000,000 shares designated 2,000,000 shares issued
      and outstanding with a liquidation preference of $2,000,000        1,931,456       1,931,456
   Common stock, $0.001 par value, 12,500,000 shares
      authorized; 4,485,942 outstanding at March 31, 2004 and
      2,640,836 outstanding at June 30, 2003                                 4,486           2,641
   Additional paid in capital                                            7,896,644       7,939,925
   Accumulated deficit                                                 (14,254,706)    (14,412,612)
                                                                      -------------   -------------

         Total stockholders' equity (deficit)                           (1,455,620)     (1,572,090)
                                                                      -------------   -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 11,680,050    $  9,827,332
                                                                      =============   =============



           See accompanying notes to unaudited interim consolidated financial statements



                                              SUPERIOR GALLERIES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                              Nine Months Ended            Three Months Ended
                                                         March 31,       March 31,      March 31,       March 31,
                                                           2004            2003           2004             2003
                                                       -------------   -------------   -------------   -------------
Net sales                                              $ 18,236,348    $ 14,024,164    $  8,250,544    $  6,867,485
Commission income                                         2,293,474       1,485,865       1,208,304         693,823
                                                       -------------   -------------   -------------   -------------
TOTAL REVENUE
                                                         20,529,822      15,510,029       9,458,848       7,561,308

COST OF SALES                                            15,987,472      12,098,698       7,119,664       5,567,994
                                                       -------------   -------------   -------------   -------------

GROSS PROFIT                                              4,542,350       3,411,331       2,339,184       1,993,314

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              4,299,838       5,307,205       1,603,542       1,430,782

IMPAIRMENT OF GOODWILL                                           --         591,521              --              --
                                                       -------------   -------------   -------------   -------------

Income (loss) from operations                               242,512      (2,487,395)        735,642         562,532
                                                       -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
   Interest income                                          383,905          59,576         123,513          25,328
   Interest expense                                        (397,427)       (544,340)       (115,159)       (186,230)
   Other expense, net                                       (23,962)        (66,519)            780           1,135
                                                       -------------   -------------   -------------   -------------

      Total other income (expense)                          (37,484)       (551,283)          9,134        (159,767)
                                                       -------------   -------------   -------------   -------------


INCOME (LOSS) BEFORE PROVISION FOR TAXES                    205,028      (3,038,678)        744,776         402,765

INCOME TAX PROVISION                                          9,621           8,368           5,000              --
                                                       -------------   -------------   -------------   -------------

NET INCOME (LOSS)                                      $    195,407    $ (3,047,046)   $    739,776    $    402,765
                                                       =============   =============   =============   =============

Calculation of net income (loss) per share:
Net income (loss)                                      $    195,407    $ (3,047,046)   $    739,776    $    402,765
Preferred stock accretion                                   (50,031)        (50,004)        (16,677)        (16,668)
Preferred stock dividend                                    (37,500)       (416,767)        (12,500)       (360,267)
                                                       -------------   -------------   -------------   -------------
Net income (loss) applicable to common shares          $    107,876    $ (3,513,817)   $    710,599    $     25,830
                                                       =============   =============   =============   =============

NET INCOME (LOSS) PER SHARE
   basic                                               $       0.03    $      (1.63)   $       0.16    $       0.01
                                                       =============   =============   =============   =============
   fully diluted                                       $       0.01    $      (1.63)   $       0.09    $         --
                                                       =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

   basic                                                  4,331,061       2,156,668       4,485,942       2,355,336
                                                       =============   =============   =============   =============
   fully diluted
                                                          8,068,508       2,156,668       8,223,389       7,259,310
                                                       =============   =============   =============   =============



                    See accompanying notes to unaudited interim consolidated financial statements


                                    SUPERIOR GALLERIES, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                          Nine Months Ended
                                                                      March 31,      March 31,
                                                                        2004           2003
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                   $   195,407    $(3,047,046)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                      71,346        101,442
      Bad debt                                                               --        130,714
      Loss on retirement of property and equipment                       23,962         48,786
      Loss on investments                                                    --         16,872
      Impairment of goodwill                                                 --        591,521
      Fair value of common stock options and warrants granted             6,750         29,020
Increase (decrease) in cash from changes in assets
   and liabilities:
     Accounts receivable                                              1,468,804      2,596,759
     Other receivables                                                       --         26,844
     Inventories                                                     (3,568,904)      (222,724)
     Prepaid expenses and other                                         (21,818)        12,208
     Other assets                                                            --        220,909
     Auction and customer advances, net                                (235,301)       324,996
     Accounts payable and accrued expenses                           (3,639,973)    (2,397,556)
     Customer Deposits                                                       --       (241,880)
                                                                    ------------   ------------

Net cash used in operating activities                                (5,699,727)    (1,809,135)
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                  (34,993)       (30,778)
   Proceeds from sale of property and equipment                          10,174         20,480
   Collection on HI sale note receivable                                     --         69,286
                                                                    ------------   ------------

Net cash (used in) provided by investing activities                     (24,819)        58,988
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under related party line of credit                      9,000,000             --
   Repayments under related party line of credit                     (3,200,000)            --
   Borrowings under lines of credit                                   3,300,000      2,500,000
   Repayments under lines of credit                                  (3,300,000)      (376,393)
   Borrowings under notes payable                                            --      2,191,325
   Repayments under notes payable                                       (63,840)    (3,555,586)
   Borrowings under related party debt                                       --        359,970
   Repayments under related party debt                                 (409,970)            --
   Repayments under repurchase agreement                                     --       (556,361)
   Repayment on obligations under capital lease                              --         (3,646)
   Issuance of common stock                                               1,845             --
   Purchase of common shares                                                 --           (644)
   Issuance of Series D preferred stock, net of offering expenses            --      1,931,456
   Payment of dividends on preferred stock                              (37,500)       (76,767)
                                                                    ------------   ------------

Net cash provided by financing activities                             5,290,535      2,413,354
                                                                    ------------   ------------

Net (decrease) increase in cash and equivalents                        (434,011)       663,207

Cash and cash equivalents, beginning of period                          688,872         33,464
                                                                    ------------   ------------

Cash and cash equivalents, end of period                            $   254,861    $   696,671
                                                                    ============   ============


                                      SUPERIOR GALLERIES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                             Nine Months Ended
                                                                         March 31,       March 31,
                                                                           2004            2003
                                                                        ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest                                                          $    611,571   $    443,035
                                                                        ============   ============
      Income taxes                                                      $      8,974   $      2,310
                                                                        ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accretion of redemption value of Series A preferred stock            $     50,031   $     50,004
   Redemption of Series A preferred stock                               $    687,500   $         --
   Issuance of common stock on conversion of Series C
      preferred stock                                                   $         --   $    700,000
   Fair value of re-priced warrants as dividends on Series B
      preferred stock                                                   $         --   $    340,000
   Fair value of re-priced warrants as interest on related party debt   $         --   $     29,020
   Cancellation of treasury common stock                                $         --   $        644




            See accompanying notes to unaudited interim consolidated financial statements


                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

        The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The consolidated balance sheet as of June 30, 2003 has been derived from the audited consolidated financial statements of Superior Galleries, Inc. ("Superior" or the "Company") at that date. These unaudited consolidated interim financial statements include the accounts of the Company's wholly owned subsidiary Superior Galleries Beverly Hills, Inc. ("SGBH, Inc."). Effective July 1, 2003 the Company ceased active operations in SGBH, Inc. and in February 2004 began the process of surrendering the corporate charter of SGBH, Inc.

        In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the consolidated financial statements for the year ended June 30, 2003 contained in Superior's consolidated financial statements included in its Annual Report on Form 10-KSB filed on September 17, 2003.

2.      DESCRIPTION OF BUSINESS

        Superior is primarily a wholesaler, retailer and auctioneer of rare coins. The Company is based in Beverly Hills, California.

3.      INVENTORIES

        Inventories are comprised of the following:

                                                      March 31,      June 30,
                                                        2004           2003
                                                    -------------  -------------
        Rare coins                                  $  6,066,339   $  2,147,435
        Fine and decorative arts                              --      1,015,138
        Reserve                                               --       (665,138)
                                                    -------------  -------------
                                                    $  6,066,339   $  2,497,435
                                                    =============  =============

        The Company, from time to time, enters into joint ventures or purchase financing agreements with third parties that include vendors and customers for the purchase and sale of specific rare coins or fine collectibles. These agreements may include profit sharing provisions ranging from 25% to 50% of the gross profit on specific transactions adjusted for agreed upon expenses and interest costs. At any given time, the Company may be involved in up to 10 of these agreements. As of March 31, 2004 and June 30, 2003, inventory totals reflected the Company's total appropriate ownership and does not include any minority interest claims in regard to such joint venture or partnership arrangements.

        The inventory reserve of $665,138 at June 30, 2003 was the result of management's estimate of the liquidation value of the entire art inventory based on management's decision to exit the art business segment.

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


4.      AUCTION AND CUSTOMER ADVANCES

        Superior has established two short-term lending programs consisting of
        (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and, (ii) advancing customers cash based on the customer's assigning specific rare coins in their inventory to Superior as collateral. Superior can advance a customer up to 70% of consigned or assigned rare coin(s)' wholesale value. For auction advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Superior will retain control of the assigned inventory until the customer repays the advance. The total advanced funds under these notes was $3,730,636 as of March 31, 2004.

        Auction and customer advances consist of:

                                                      March 31,      June 30,
                                                        2004           2003
                                                    -------------  -------------
        Auction advances                            $  1,402,000   $  3,495,335
        Customer inventory advances                    2,328,636             --
                                                    -------------  -------------
                                                    $  3,730,636   $  3,495,335
                                                    =============  =============


5.      LINES OF CREDIT

        On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum (11.00% at December 31, 2003), were secured by the inventory of the Company and a personal guarantee of the Company's Chief Executive Officer ("CEO"), and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of the Company and to consider the default cured at that time. The amendment also requires monthly interest payments beginning on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that the Company will be able to negotiate a repayment schedule for this obligation on terms acceptable to the Company. As of March 31, 2004 the outstanding Line of Credit balance was $2,500,000.

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

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

7.      NOTES PAYABLE TO A RELATED PARTY

        On April 10, 2002 the Company executed a subordinated note payable to the Company's CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made. As the chief executive officer did not enforce the repayment obligation, the amount had been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The Company's CEO has verbally agreed to delay principal payments that were due on December 31, 2003 and March 31, 2004 totaling $100,000 until June 30, 2004. As of the March 31, 2004, the outstanding balance was $950,000.

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

        On December 13, 2002 the Company's CEO advanced $70,000 to the Company for working capital purposes. The Company executed a promissory note in favor of the CEO in the amount of $70,000 payable on demand and bearing interest at the rate of 12% per annum. On October 23, 2003, the Company reduced the loan by $60,030 as part of the sale of its art inventory to the CEO (see Note 10.) On February 4, 2004, the remaining balance of $9,970 was repaid.

8.      EQUITY

        On July 24, 2003, the Company issued 1,845,100 common shares pursuant to the exercise of 1,845,100 warrants to purchase the Company's common stock with an exercise price of $0.001 per common share.

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


        Our Series A Preferred Stock contains redemption provisions that require us, upon request by the holders, to redeem one tenth of the holders' shares of such securities each quarter for ten consecutive quarters, commencing March 31, 2004. All of the holders of the Series A Preferred Stock have requested redemption of their shares. However, because our liabilities currently exceed our assets, we are prohibited under Delaware corporation law from commencing this redemption, and have informed the stockholders of this redemption prohibition. We intend to begin the redemption once we are legally allowed to do so. We have reflected the Series A Preferred Stock redemption payable as a liability on its Balance Sheet. As of March 31, 2004 the balance payable with respect to the Series A Preferred Stock redemption is $687,500

        During the nine month period ended March 31, 2004, the Company granted to employees, directors and independent contractors 135,000 stock options to purchase common shares with exercise prices ranging from $0.24 to $0.33, of which 35,000 stock options were cancelled or expired. Certain options vest immediately and other vest over time. The Company recorded an expense of $6,750 during the period to reflect management's estimate of the fair value of the option grants.

9.      CONTINGENCIES

        GUARANTEED LIQUIDITY AND BUY BACK

        The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $5,542,831 and $6,642,684 for the nine months ended March 31, 2004 and 2003 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

        Management is currently engaged in reversing or solving these significant issues through the implementation of its turnaround plan. In November 2002, the Company began to execute a plan of exiting the art business with exception of art auctions on a consignment basis to reduce losses in its operations. This plan included the reduction of five employees, which was completed in January 2003, the reduction of sales, marketing and administrative expenses associated with the art business segment and the liquidation of its art inventory by June 30, 2003. With the sale of its art inventory in October 2003 (see Note 10), the Company completed its exit of the art business segment. The Company is planning to increase its retail rare coin sales force and has established targeted sales and marketing budgets to assist in growing its retail rare coin business. There can be no assurance that the Company will be successful in growing this part of its business.

        The Company has reorganized and streamlined its structure in its efforts to return to a profitable state with positive cash flows. The Company consolidated all operations into one corporate entity and eliminated duplicative financial and operational systems to further control and reduce expenditures. These consolidation efforts included the combination of all operations with the exception of retail rare coins sales activities to the Beverly Hills location that occurred in February 24, 2003. In September 2003, the retail rare sales activities were transferred to Beverly Hills and the Newport Beach location was permanently closed. This operational consolidation has resulted in the elimination of duplicated finance, inventory control, administration, sales, marketing and auction activities at the Newport Beach location. Separate information systems for operations and finance were eliminated as part of the consolidation. Effective January 1, 2003 the Company has out-sourced all payroll, employee benefits and human resources administration to a professional employer organization. The Company is exploring opportunities to reduce its occupancy costs at its Newport Beach location prior to the lease termination on September 30, 2004. Both the exit of the art business and the consolidation of operations have reduced related insurance and administrative costs. The consolidation of operations into one location has allowed for enhanced coordination of all business activities and provided better control of costs. The operational consolidation has facilitated the coordination of sales and marketing efforts and expenditures, as the Company is promoting itself as one entity, rather than its parent and subsidiary. Through the renewed focus on both retail and wholesale rare coin sales with an emphasis on increased inventory turns while maintaining solid gross margins, management anticipates these activities will provide some of the liquid capital to fund operations. During the quarter ended March 31, 2004, the Company returned to profitability on a year-to-date basis.

                            SUPERIOR GALLERIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins on a wholesale, retail and auction basis. Our wholesale and retail operations are conducted in virtually every state in the United States and in several foreign countries. We also provide auction services for customers seeking to sell their own rare coins. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay and through our own websites at www.sgbh.com. Our headquarters are in Beverly Hills, California.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                     Nine Months Ended      Nine Months Ended
                                                       March 31, 2004         March 31, 2003
                                                     ------------------     -----------------
Net Sales                                                      88.8%                  90.4%
Commission Income                                              11.2%                   9.6%
                                                     ------------------     -----------------
Total Revenue                                                 100.0%                 100.0%
Cost of Sales                                                  77.9%                  78.0%
                                                     ------------------     -----------------
Gross Profit                                                   22.1%                  22.0%
Selling, general and administrative expenses                   20.9%                  34.2%
Impairment of goodwill                                          0.0%                   3.8%
                                                     ------------------     -----------------
Income (loss) from operations                                   1.2%                 -16.0%
Other income (expense)                                         -0.2%                  -3.6%
                                                     ------------------     -----------------
Income (loss) before income taxes                               1.0%                 -19.6%
Income taxes                                                    0.0%                   0.0%
                                                     ------------------     -----------------
Net income (loss)                                               1.0%                 -19.6%
                                                     ==================     ==================

FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

         Our income for the nine months ended March 31, 2004 was $195,407 or $0.03 and $0.01 per share on a basic and fully diluted basis, respectively, as compared to a loss of $3,047,046 or $1.63 per share on both a basic and fully diluted basis for the nine months ended March 31, 2003. The improved results of operations in the nine months ended March 31, 2004 was primarily due to the continued strength of the rare coin market that increased both sales and gross margin and decreases in operating expenses.

         REVENUES

         The table below reflects the comparative breakdown of our aggregate sales:

                                    Nine Months Ended              Nine Months Ended
                                      March 31, 2004                 March 31, 2003
                                 ------------------------       -------------------------
Net Sales
   Rare Coins - Wholesale         $12,315,109     60.0%           $ 6,692,363     43.2%
   Rare Coins - Retail              5,545,161     27.0              6,642,684     42.8
   Art, Collectibles & Other          376,078      1.8                689,117      4.4
                                 ------------- ----------       -------------- ----------
Total Net Sales                    18,230,914     88.8             14,024,164     90.4
Commission Income                   2,293,474     11.2              1,485,865      9.6
                                 ------------- ----------       -------------- ----------
TOTAL REVENUE                     $20,529,822    100.0%          $ 15,510,029    100.0%
                                 ============= ==========       ============== ==========

         Total revenue for the nine months ended March 31, 2004 increased $5,019,793 or 32.4% to $20,529,822 from $15,510,029 for the nine months ended
March 31, 2003. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the nine months ended March 31, 2004 increased $5,622,746 or 84.0% to $12,315,109 from $6,692,363 for the comparable period in 2003. This increase was primarily due the strong market demand from other dealers and our higher levels of inventory available for sale. Retail rare coin sales for the nine months ended March 31, 2004 decreased $1,097,523 or 16.5% to $5,545,161 from $6,642,684 for the comparable period in
2003. This decrease was primarily due to our aggressive pricing in 2003 to generate cash flow from inventory that resulted in higher sales, but reduced gross margin. Fine art, collectibles and other sales for the nine months ended March 31, 2004 decreased $313,039 or 45.4% to $376,078 from $689,117 for the comparable period in 2003. This decrease was due to our having exited the art business. On October 23, 2003, we sold our remaining art inventory and we do not anticipate any further revenue from the art business. Commission income for the nine months ended March 31, 2004 was $2,293,474, an increase of $807,609 or 54.4% as compared to $1,485,865 for the nine months ended March 31, 2003. This increase was primarily due to continued strength of our rare coin auction business, the overall marketplace, and our November 2003 Santa Clara Elite rare coin auction that did not occur in the comparable period in 2003. Auction sales (hammer prices realized) were $22,718,228 for the nine months ended March 31, 2004 as compared to $15,994,900 for the nine months ended March 31, 2003. Although we establish our auction schedule as much as two years in advance and we anticipate that for the foreseeable future the number and timing of auctions will be generally consistent from year to year, we cannot assure you that this schedule will remain constant, and changes in the schedule could impact our future results and their comparability.

         COST OF SALES

         Cost of sales for the nine months ended March 31, 2004 increased $3,888,774 to $15,987,472 or 77.9% of net revenue, from $12,098,698 or 78.0% of net revenue for the nine months ended March 31, 2003. The increase in cost of sales over the comparable period in 2003 was primarily due to the increased rare coin sales during the current period that resulted from continued strength in the rare coin market. Commission income has minimal cost of sales associated with it. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, and commission income will vary from period to period.

         GROSS PROFIT

         Gross profit for the nine months ended March 31, 2004 increased $1,131,019 to $4,542,350 or 22.1% of net revenue from $3,411,331 or 22.0% of net revenue for the nine months ended March 31, 2003. The increase in gross profit in the current period over the comparable period in 2003 was primarily due to increased volume on rare coin sales both at auction and from our own inventory. The gross profit as a percentage of revenue will vary from period to period with changes in the mix of revenue between wholesale and retail rare coins, and with period to period changes in commission income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the nine months ended March 31, 2004 decreased $1,007,367 or 19.0% to $4,299,838 from $5,307,205 for the nine months ended March 31, 2003. These expenses represent 20.9% of aggregate revenue for the nine months ended March 31, 2004 as compared to 34.2% of aggregate revenue for the nine months ended March 31, 2003. The decrease in these expenses, both as a percentage of revenue and in the aggregate, were due, in part, to effects of our operational consolidation efforts that were completed during the last half of the fiscal year ending June 30, 2003. The prior comparable period also included a $418,000 fee to be the official auctioneer at a national rare coin trade show, and, two unusual bad debts totaling $330,714; there were no such costs in the comparable current period.

         IMPAIRMENT OF GOODWILL

         In July 2001, we recorded goodwill of $591,521 in connection with the acquisition of our auction operations through our subsidiary, Superior Galleries Beverly Hills, Inc. During the nine months ended March 31, 2003, based on our management's annual fair value assessment to determine the impairment, if any, of goodwill, we determined that the goodwill purchased had become fully impaired resulting in a charge of $591,521. There was no similar charge during the nine months ended March 31, 2004.

         OTHER INCOME AND EXPENSES

         Other expenses for the nine months ended March 31, 2004 decreased $513,799 to $37,484 from $551,283 for the nine months ended March 31, 2003. This decrease was primarily due to the combination of increases in interest income from customer advances of $260,392 and reductions in interest expenses of $282,268 for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003. The interest expense reductions were primarily the result of interest rate reductions on existing and replacement debt that occurred in October 2003.

         PROVISION FOR INCOME TAXES

         Although we recorded income for the current period, we have losses carried forward from previous years and we have only recorded income taxes expenses for state and other minimum taxes of $9,621 and $8,368 during the nine month periods ending March 31, 2004 and 2003 respectively.

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

         The following table sets forth the percentage of net revenue represented by each item in our consolidated statements of operations for the periods indicated:

                                                     Nine Months Ended      Nine Months Ended
                                                       March 31, 2004         March 31, 2003
                                                     ------------------     -----------------
Net Sales                                                      87.2%                  90.8%
Commission Income                                              12.8%                   9.2%
                                                     ------------------     -----------------
Total Revenue                                                 100.0%                 100.0%
Cost of Sales                                                  75.3%                  26.4%
                                                     ------------------     -----------------
Gross Profit                                                   24.7%                  26.4%
Selling, general and administrative expenses                   17.0%                  18.9%
                                                     ------------------     -----------------
Income from operations                                          7.7%                   7.4%
Other income (expense)                                          0.1%                  -2.1%
                                                     ------------------     -----------------
Income before income taxes                                      7.8%                   5.3%
Income taxes                                                    0.1%                   0.0%
                                                     ------------------     -----------------
Net income                                                      7.7%                   5.3%
                                                     ==================     =================

Our net income for the three months ended March 31, 2004 was $739,776 or $0.16 and $0.09 per share on a basic and a fully diluted basis, respectively, an increase in net income of $337,011 as compared to a net income of $402,765 or $0.01and $0.00 per share on a basic and a fully diluted basis, respectively, for the three months ended March 31, 2003. The increase in net income in the three months ended March 31, 2004 was primarily due to increases in revenues and gross profit on rare coin sales and auctions.

insert
         REVENUES

         The table below reflects the comparative breakdown of our aggregate sales:

                                   Three Months Ended              Three Months Ended
                                      March 31, 2004                 March 31, 2003
                                 ------------------------       -------------------------
Net Sales
   Rare Coins - Wholesale         $ 5,942,859     62.8%           $ 4,047,977     53.5%
   Rare Coins - Retail              2,307,685     24.4              2,795,947     37.0
   Art, Collectibles & Other               --      0.0                 23,561      0.3
                                 ------------- ----------       -------------- ----------
Total Net Sales                     8,205,544     87.2              6,867,485     90.8
Commission Income                   1,208,304     12.8                693,823      9.2
                                 ------------- ----------       -------------- ----------
TOTAL REVENUE                     $ 9,458,848    100.0%          $  7,561,308    100.0%
                                 ============= ==========       ============== ==========

Total revenue for the three months ended March 31, 2004 increased $1,897,540 or 25.1% to $9,458,848 from $7,561,308 for the three months ended March 31, 2003. This increase in revenues is primarily due to the continued strength of the rare coin market. Wholesale rare coin sales for the three months ended March 31, 2004 increased $1,849,882 or 46.8% to $5,942,859 from $4,047,977 for the comparable period in 2003. This increase was primarily due to the strong market demand from other dealers and our higher levels of inventory available for sale. Retail rare coin sales for the three months ended March 31, 2004 decreased $488,262 or 24.4% to $2,307,685 from $2,795,947 for the comparable period in 2003. This decrease was primarily due to temporary reduction of retail sales staffing during this period as we are restructuring our retail sales organization. We are currently seeking to hire additional retail sales staff. Fine art, collectibles and other sales for the three months ended March 31, 2004 decreased $23,561 or 100.0% to $0 from $23,561 for the comparable period in 2003. This decrease was due to our having exited the art business and we do not anticipate any further revenue from the art business. Commission income for the three months ended March 31, 2004 was $1,208,304, an increase of $514,481, as compared to $693,823 for the three months ended March 31, 2003. This increase was primarily due to the strength of the rare coin market and the impact of our marketing efforts to increase the size of our auctions. Auction sales (hammer prices realized) were $10,794,211 for the three months ended March 31, 2004 as compared to $7,752,850 for the three months ended March 31, 2003.

         COST OF SALES

         Cost of sales for the three months ended March 31, 2004 increased $1,551,670 to $7,119,664 or 75.3% of net revenue, from $5,567,994 or 73.6% of net revenue for the three months ended March 31, 2003. The increase in cost of sales in the current period over the comparable period in 2003 was a combination of our increased revenues and a higher proportion of wholesale sales. Commission income has minimal cost of sales associated with it. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, and commission income will vary from period to period.

         GROSS PROFIT

         Gross profit for the three months ended March 31, 2004 increased $345,870 to $2,339,184 or 24.7% of net revenue from $1,993,314 or 26.4% of net revenue for the three months ended March 31, 2003. The increase in gross profit in the current period over the comparable period in 2003 was primarily due to increased rare coin auction commissions that resulted from the continued strength in the marketplace. The gross profit as a percentage of revenue will vary from period to period with changes in the mix of revenue between wholesale and retail rare coins, and with period to period changes in commission income.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended March 31, 2004 increased $172,760 or 12.1% to $1,603,542 from $1,430,782 for the three months ended March 31, 2003. These expenses represent 17.0% of aggregate revenue for the three months ended March 31, 2004 as compared to 18.9% of aggregate revenue for the three months ended March 31, 2003. The increase in these expenses were primarily due to increased selling and marketing expenses that both assisted in generating, and resulted from, higher revenue.

         OTHER INCOME AND EXPENSES

         Other income for the three months ended March 31, 2004 was $9,134 as compared to other expenses of $159,767 for the three months ended March 31, 2003. This positive turnaround of $168,901 was due to the combination of increases in interest income from customer advances of $98,185 and decreases in interest expenses of $71,071 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The reductions in interest expenses were primarily the result interest rate reductions on existing and replacement debt that occurred in October 2003.

         PROVISION FOR INCOME TAXES

         Although we recorded income for the three months ended March 31, 2004 and 2003, we have net operating losses carried forward from previous years and we had a year-to-date tax losses in 2003. However, we recorded income tax expense resulting from state and other minimum taxes of $5,000 and $0 during the three month periods ending March 31, 2004 and 2003 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, we had a working capital deficiency of $552,833. We recorded net income of $195,407 and used cash in operating activities of $5,699,727 for the nine month period ending March 31, 2004. Given our March 31, 2004 cash balance of $254,861 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2005. We may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and maintaining operating expenses at current levels. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available through financings of debt and/or equity, we may not have adequate resources to fund operations. We were in default under one of our lines of credit until September 30, 2003 when we renegotiated the line of credit with our creditor and cured the default. However, the line of credit is callable by the lender on demand, and although we are continuing to seek an agreement with the lender for extend payment terms, there is no guarantee the lender will agree to provide such extended terms. We do not expect future fixed obligations through June 30, 2005 to be paid solely by cash generated from operating activities. We intend to satisfy fixed obligations from the following sources, among others:
(i) additional debt/equity financings; (ii) extending vendor payments; and (iii) liquidation of inventory.

OPERATING ACTIVITIES

         Cash decreased $434,011 for the nine months ended March 31, 2004 to $254,861 from $688,872 at June 30, 2003.

         Cash used in our operating activities totaled $5,699,727 resulting primarily from increases in inventories of $3,568,904 and decreases in accounts payable of $3,639,973, offset by the Company's net income of $195,407 and decreases in accounts receivable, and auction and customer advances of $1,468,804 and $235,301 respectively.

         We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly and offering competitive pricing, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

         Cash used in investing activities for the nine months ended March 31, 2004 was $24,819, primarily consisting of purchases of property and equipment in the amount of $34,993 that were partially offset by proceeds from the disposition of property and equipment in the amount of $10,174.

FINANCING ACTIVITIES

         Until the quarter ended March 31, 2004, we had incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $5,290,535 for the nine months ended March 31, 2004 reflecting the following transactions:

         FINANCING ACTIVITIES - DEBT

         On October 17, 2000 we entered into a long-term loan agreement, secured by a delivery van, payable in 60 monthly installments of $457 each consisting of principal and interest at an annual interest rate of 5.9%. The loan was repaid in full on December 16, 2003. During the nine months ended March 31, 2004, the note was reduced by $7,008.

         On July 6, 2001, the Company executed a note payable for the acquisition of the auction operation assets of Superior, secured by assets acquired, and guaranteed by the Company's CEO. The loan provided for periodic payments through January 2002, however, the Company suspended loan payments. The Company renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest, established a new interest rate of 4.5% over the prime-lending rate, to be paid in biweekly installments over one year. On November 1, 2002 the Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The company is making ten principal and interest installments of $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. The note payable was repaid in full on September 1, 2003. During the nine months ended March 31, 2004, the note was reduced by $56,832.

         On April 10, 2002 we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made. As the CEO did not enforce the repayment obligation, the amount had been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. As of the March 31, 2004, the outstanding balance was $950,000. During the nine months ended March 31, 2004, the note was reduced by $50,000.

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bears interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, is secured by substantially all the assets of Superior and a personal guarantee of our CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of Superior at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 Superior and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all the accounts receivable of Company and to consider the default cured at that time. The amendment also requires monthly interest payments that began on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that we will be able to negotiate a repayment schedule for this obligation on terms acceptable to us. As of March 31, 2004 the outstanding Line of Credit balance was $2,500,000.

         On December 10, 2002 and December 13, 2002, our CEO advanced Superior $289,970 and $70,000 respectively for working capital purposes. We executed two unsecured promissory notes both payable on demand and bearing interest at the rate of 12% per annum. On October 23, 2003, we reduced our unsecured notes payable to our CEO by $350,000 as a result of his purchase of our art inventory for $350,000 (see Other Liquidity Plans.) On February 4, 2004 the remaining balance of the unsecured notes payable to our CEO of $9,970 was repaid. During the nine months ended March 31, 2004 the notes payable were reduced by $359,970.

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

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("LOC"') with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc., to provide us with a $7.5 million line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. The LOC bear interest at the prime-lending rate and is secured by substantially all of our assets. As of March 31, 2004 the outstanding LOC balance was $5,800,000. This balance reflects the net borrowing against the LOC for the nine months ended March 31, 2004.

         OTHER LIQUIDITY PLANS

         In November 2002, we began to reduce operations focused on the art segment of our business. Our initial plans included using both our own and third party auction houses and Internet sites to sell our inventory. From July 1, 2002 through June 30, 2003, we sold approximately $750,000 of our art inventory while still maintaining modest gross margins on these sales. In June 2003, management determined that our initial liquidation plans were no longer effective and a decision was made to solicit offers from other art dealers and collectors for them to purchase our remaining art inventory. Based on our continuing assessment of the recoverability of the art inventory including our evaluation of the current art market and informal offers from other art dealers, we established a reserve of $665,000 or approximately 65% of carrying cost at June 30, 2003. On October 23, 2003, our Board of Directors, after reviewing other bids to purchase our art inventory, approved the sale of the art inventory to our CEO for $350,000. This amount represented the highest bid that we received. With this transaction, we completed our exit from the art business segment. However, at some future date, we may resume our activities, on a limited basis, as a consignment auctioneer and dealer in some areas of the art business segment.

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

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the three months ended March 31, 2004 and does not presently have any plans for material capital expenditures through the current fiscal year ending June 30, 2004.

RISK FACTORS

WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES, AND LIMITED WORKING CAPITAL.

         We may not be able to sustain profitability or significantly increase our revenues. Although we recorded net income of $195,407 for the nine months ended March 31, 2004, we incurred a net loss of $3,491,003 for the twelve months ended June 30, 2003 and had incurred losses since July 1999. We have implemented several initiatives that we believe will enable us to sustain profitability, including exiting unprofitable lines of business, reducing costs, and increasing our higher margin retail business. Our working capital deficiency at March 31, 2004 was $552,833, which reflects an increase of $195,017 from our working capital deficiency of $357,816 at June 30, 2003. There can be no assurance that our revenue or results of operations will not decline in the future, that we will not continue to have losses, or that we will be able to continue funding such losses if they continue. The unavailability of adequate capital could adversely affect our ability to continue our operations.

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

OUR BUSINESS OF SELLING PREMIUM COLLECTIBLES IS HIGHLY COMPETITIVE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE WILL DECREASE.

         The business of selling coins and other collectibles to retail and wholesale consumers and at auction is highly competitive. We compete with a number of comparably sized, smaller firms, as well as a number of larger firms throughout the United States. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry relationships. Additionally, other reputable companies that sell or auction rare coins and other collectibles may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing recourses than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could be decreased.

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

FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

         During the nine month period ended March 31, 2004, none of our customers accounted for more than 10% of our sales, however, at times, we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of April 5, 2004 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Our Series A Preferred Stock contains redemption provisions that require us, upon request by the holders, to redeem one tenth of the holders' shares of such securities each quarter for ten consecutive quarters, commencing March 31, 2004. All of the holders of the Series A Preferred Stock have requested redemption of their shares. However, because our liabilities currently exceed our assets, we are prohibited under Delaware corporation law from commencing this redemption, and have informed the stockholders of this redemption prohibition. We intend to begin the redemption once we are legally allowed to do so. We have reflected the Series A Preferred Stock redemption payable as a liability on its Balance Sheet. As of March 31, 2004 the balance payable with respect to the Series A Preferred Stock redemption is $687,500

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

         None.

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: April 16, 2004                  SUPERIOR GALLERIES, INC.

                                       By /s/ Silvano A. DiGenova
                                       ----------------------------------
                                       Silvano A. DiGenova
                                       President and Chief Executive Officer


Dated: April 16, 2004                  SUPERIOR GALLERIES, INC.

                                       By /s/ Paul Biberkraut
                                       ----------------------------------
                                       Paul Biberkraut, Chief Financial Officer

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