Form 10KSB
period 2004-06-30
SUPERIOR GALLERIES INC
filed 2004-08-12
CIK 1091539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________
Commission File No. 0-27121

                            SUPERIOR GALLERIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                  DELAWARE                                 35-2208007
       (State or Other Jurisdiction of                    (IRS Employer
        Incorporation or Organization                Identification Number)

           9478 WEST OLYMPIC BLVD.                            90212
          BEVERLY HILLS, CALIFORNIA                        (Zip Code)
  (Address of Principal Executive Offices)

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's revenues for the fiscal year ended June 30, 2004 were $29,997,312.

         The number of outstanding shares of the registrant's common stock as of August 10, 2004, was 4,485,942. Based on the last sale price of its common stock on August 10, 2004 ($1.25), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1,600,010.(1) Unless otherwise specified herein, all share, warrant and option amounts give effect to a 1-for-20 reverse stock split effective as of June 30, 2003.

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

         None

         Transitional Small Business Disclosure Format (check one):
                                                                  Yes [ ] No [X]

---------------
(1) For purposes of this calculation, shares owned by executive officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                        TABLE OF CONTENTS
                                                                                             Page
                                                                                             ----
PART I.........................................................................................1
   ITEM 1.       DESCRIPTION OF BUSINESS.......................................................1
   ITEM 2.       DESCRIPTION OF PROPERTY.......................................................8
   ITEM 3.       LEGAL PROCEEDINGS.............................................................8
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................8

PART II.......................................................................................10
   ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                 AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.....................10
   ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................11
   ITEM 7.       FINANCIAL STATEMENTS.........................................................24
   ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE.....................................................24
   ITEM 8A.      CONTROLS AND PROCEDURES......................................................25
   ITEM 8B.      OTHER INFORMATION............................................................25

PART III......................................................................................26
   ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............................26
   ITEM 10.      EXECUTIVE COMPENSATION.......................................................28
   ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................................31
   ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................33
   ITEM 13.      EXHIBITS.....................................................................34
   ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................................36

                                               -i-

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

         We were originally organized as a Nevada corporation in 1995. On June 30, 2003, our stockholders approved and we completed a reincorporation of our company in the State of Delaware and changed our corporate name from Tangible Asset Galleries, Inc. ("Tangible") to Superior Galleries, Inc. ("Superior"). These changes were effective at the close of business on June 30, 2003. Unless the context otherwise requires, all references in this Annual Report to "us," "we," "our" or "Superior" shall mean Superior Galleries, Inc. and Tangible, as Superior's predecessor.

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

         In November 2002, we began to reduce our operations that were focused on the fine art, jewelry and collectibles ("Art") segment of our business. By March 2003, with exception of activities specifically related to the liquidation of our remaining art inventory, all Art business segment operations had ceased. We completed the liquidation of our art inventory in October 2003. We may, at some future date and on a limited basis, re-enter some of the Art business segment as a consignment auctioneer.

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

         According to experts in the field, it is difficult to determine the total annual sales volume of the coin and collectibles business. Sotheby's Holdings, Inc. (NYSE: BID), one of the two largest auctioneers in the world in the coin and collectibles markets, reported annual auction and related revenue from the sale of art and collectibles of $309 million for the year ended December 31, 2003. With specific regard to coins, the U.S. Mint, in its 2003 annual report for the year ending September 30, 2003, reported that there are over 130 million people collecting the new quarter dollar coins from the 50 State Quarters(TM) program developed by the Mint. This program was designed to increase coin collecting and the number of collectors by minting five new designs annually of the quarter dollar with each design featuring one each of the 50 states over a ten year period from 1998 through 2008. In addition, the U.S. Mint reported non-bullion numismatic revenue of $235 million in its 2003 annual report.

         Typically, the coins that we buy and sell were originally manufactured in the late 1700's to mid-1900's. Many of the items that we sell are one-of-a-kind, or have very few examples on the market at any time. We believe that coin buyers generally start with a modest purchase amount and increase the size of their transactions and the rarity of the items that they purchase as they gain experience as a buyer in the market.

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

RETAIL AND WHOLESALE SALES

         We sell rare coins on a wholesale and retail basis. On a wholesale basis, our contacts include approximately 5,000 rare coin dealers across the country who we contact through telephone, email, fax, electronic exchanges and in person at the approximately 30 shows or expositions annually. Wholesale transactions are usually completed with recognized dealers in the trade and are often for immediate payment or with approved credit relationships, by payment within 30 days from the date of sale. Retail transactions typically do not involve the extension of any credit terms and payment is made at the time of sale.

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

         When selling rare coins on a retail basis, we utilize direct mail, telephone, fax, email and Internet-based retail and auctions, both private and public, as channels of distribution. We maintain a database of over 30,000 potential customers for rare coins who are solicited regularly through these channels. We currently maintain our website, www.sgbh.com to offer rare coins both at retail and at private auction. We have ongoing campaigns on eBay, a third party website, to sell rare coins at its Internet public auction site. At retail, we typically sell for immediate payment, holding the rare coins until good funds are received. In a few instances, on large purchases, we will consider financing a sale for a retail buyer. In these situations, we will hold the rare coins as collateral. In retail transactions, the market determines sale prices for rare coins and there are several pricing guides available to the retail buyer including monthly and weekly publications and auction prices realized. The price to be paid by a retail buyer for a rare coin is primarily based on the coin's condition and rarity as determined by its grade but is also influenced by the buyer's desire for the particular rare coin, the time it has taken to find a suitable example for the buyer's collection, the relative rarity of the coin to others held by the buyer and other factors. In retail transactions, we principally sell rare coins that have been certified for authenticity and quality by an independent recognized authority.

ACQUISITION OF INVENTORY

         We acquire inventory of rare coins at wholesale through other dealers in the trade, retail customers, trusts or estates desiring to sell their holdings or by auction. We are not dependent on any major suppliers. During the year ended June 30, 2004, no supplier provided more than 10% of our aggregate purchases of coins. When purchasing from other dealers in the trade, we are typically offered 15 days to pay the net invoice amount. Purchases from retail customers, trusts and estates or at auction by an independent auction company require immediate payment upon taking title and possession of the property. On occasion, we may trade items from our inventory to either a dealer or a retail customer in exchange for property from the dealer or retail customer. When buying inventory from a dealer, the majority of these purchases are completed at shows and expositions around the country, although a significant volume is transacted over the telephone. Purchasing at auction is another major source of inventory in rare coins. Purchase prices are negotiated by our buyers with dealers in the trade and with the retail customers, trusts and estates. When buying at auction, our buyers compete with other buyers in determining the final bid for any given lot of property.

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

         We market our services by advertising in trade journals, direct mail and telemarketing and through attendance at major shows and exhibitions and by personal visits. Each consignment of goods is evidenced by a contract signed by both the consignor and Superior. In some instances, we may loan the consignor funds in an amount up to approximately 60% of the expected prices realized from the sale of the property in the consignment. The consignor loan amount maximums are determined by a loan-to-value ratio based on our estimate of the wholesale liquidation value in the event the consigned items do not sell at auction. In this event, the consignor also executes a note and security agreement evidencing the debt and providing a security interest to us in the consigned items. The proceeds from the sale of the property are used to repay the loan amount and the excess funds are paid to the consignor. Upon receipt of the consigned goods, we record the receipt on our records and then catalog and photograph the items, storing the information in digital format.

         Auction sale dates are established approximately one year in advance. As deadlines for each auction date approaches, we organize all of the digitized information into a catalog of goods with photographs and subcontract the printing and mailing of the catalog to be sent to our mailing list of buyers. In addition, we load the digitized catalog on our web-site and into software managed by Internet seller eBay, so that bidders on the Internet worldwide may also leave absentee bids to be executed by us at the live auction. Our web-site with its live auction capabilities and eBay's software also allows for Internet bidders to bid competitively with the live auction in real time in competition with the bidders present at the auction site.

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

COMPETITION

         The business of selling rare coins is highly competitive. We compete with a number of smaller, comparably sized, and larger firms throughout the United States. These include: Heritage Rare Coin Galleries, a large scale coin dealer and auctioneer; National Gold Exchange, a large wholesale coin and bullion dealer; Spectrum, a large scale coin wholesaler and auctioneer and a subsidiary of Greg Manning Auctions, Inc., a publicly traded company; American Numismatic Rarities, a comparably sized coin auction company; U.S. Coins, a medium sized coin wholesaler; and other companies. These competitors are generally larger and better capitalized than we are. However, we believe that we are able to compete with these competitors due to our staff expertise, reputation and generally high quality inventory. However, we cannot assure you that we can continue to compete successfully with other established companies that have greater financial resources, experience and market share than us.

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

CUSTOMERS/DEPENDENCE ON KEY CUSTOMERS

         We generally sell to a large variety of individual retail purchasers as well as several wholesale purchasers throughout the nation and world. During the fiscal year ended June 30, 2004, none of our customers accounted for more than 10% of our sales.

NUMBER OF EMPLOYEES

         As of July 27, 2004, we co-employed or obtained contract services from 30 persons, of which 27 were full-time co-employees. Our co-employment relationship is with Administaff, as a professional employer organization. We believe that our future success depends in part upon our ability to recruit and retain qualified numismatists, marketing and other personnel. We consider our relations with our employees to be good. None of our employees is represented by a labor union.

FACILITIES

         Our principal offices are located at 9478 West Olympic Boulevard, Beverly Hills, California. We have another location located at 3444 Via Lido, Newport Beach, California that we closed in September 2003. On June 1, 2004, we entered into a short-term agreement to sub-lease a portion of the Newport Beach facility. The Newport Beach office lease will not be renewed upon the termination of the current lease on September 30, 2004 and the sub-lease ends concurrently with our lease. We believe that our facilities are adequate for our needs for the near future.

ITEM 2.       DESCRIPTION OF PROPERTY

         Our corporate headquarters are located in an approximately 7,000 square foot storefront facility located in Beverly Hills, California which we lease from a company controlled by another rare coin dealer. This facility includes administrative, customer support, auction, gallery and retail space. The lease expires on September 30, 2007. The monthly rental rate is $17,193, subject to annual increases based on increases in the consumer price index.

         Our Newport Beach, California facility is located in an 11,270 square foot building, which we lease from an unaffiliated third party. We closed this facility in September 2003. The lease expires on September 30, 2004. The monthly rental rate was $11,550 for the year ended September 30, 2002, increased to $11,897 for the year ending September 30, 2003 and to $12,253 for the year ending September 30, 2004.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 27, 2004 at our Annual Meeting of Shareholders, the stockholders voted on the following matters:

         o        the re-election of directors,

         o the ratification of the selection of Singer Lewak Goldstein & Greenbaum LLP as our independent registered public accounting firm.

         As of the close of business on March 12, 2004, the record date for the meeting, we had outstanding 4,485,942 shares of common stock, 3,400,000 shares of Series B Preferred Stock, and 2,000,000 shares of Series D Preferred Stock. Each share of Series B Preferred Stock was entitled to 0.5 votes, and each share of Series D Preferred Stock was entitled to 0.833 votes. A total of 3,385,042 shares of common stock, 3,400,000 shares of Series B Preferred Stock (representing 1,700,000 votes), and 2,000,000 Shares of Series D Preferred Stock (representing 1,666,667 votes) were represented in person or by proxy at the meeting and constituted a quorum.

         All of the nominees as directors were elected and all of the other matters presented to the shareholders were approved. The votes for and against, and abstentions from voting, on the matters presented were as follows:

         Proposal 1: To elect five directors:

                                                        Withhold
                       Nominee             For          Authority       Abstain
                       -------             ---          ---------       -------

                  Silvano DeGenova       6,658,327        93,332           50
                  Paul Biberkraut        6,750,651         1,008           50
                  Mark Cohen             6,751,659             0           50
                  Lee Ittner             6,751,659             0           50
                  David Rector           6,751,659             0           50

         Proposal 2: To ratify the selection of Singer Lewak Goldstein & Greenbaum LLP as our independent certified public accountants to audit our financial statements for the fiscal ending June 30, 2004.

                  For:              6,751,659
                  Against:                 50
                  Abstain:                  0

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                           Fiscal 2004
                                                 ---------------------------
                  Fiscal Quarter Ended:              High            Low
                                                 ------------    -----------

                       June 30                      $2.15           $0.75
                       March 31                      1.92            0.75
                       December 31                   1.06            0.60
                       September 30                  1.01            0.24

                                                           Fiscal 2003
                                                 ---------------------------
                  Fiscal Quarter Ended:              High            Low
                                                 ------------    -----------

                       June 30                      $1.50           $0.02
                       March 31                      0.60            0.02
                       December 31                   0.60            0.20
                       September 30                  2.40            0.60

HOLDERS

         The number of holders of record of our common stock as of the close of business on August 10, 2004 was approximately 450.

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

STOCK OPTIONS

         At June 30, 2004, there were 426,000 options outstanding under the 2003 Omnibus Stock Option Plan at a weighted average exercise price of $1.50.

RECENT SALES OF UNREGISTERED SECURITIES

         On August 6, 2003 we issued options to purchase our common stock to 6 persons, each of whom was an officer, director or consultant to the company. A total of 110,000 shares were covered by such options. The options contain vesting provisions that provide that they will become exercisable over a period of from one to four years after the vesting date, and the option term expires five years after the date of issuance. The option exercise prices range from $0.30 to 0.33 per share. The options were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, with persons who had a preexisting business relationship with us. No advertising or general solicitation was made in connection with these issuances. Of these options, 35,000 were subsequently cancelled.

         On September 12, 2003 we issued options to purchase our common stock to 1 person who was a consultant to the company. A total of 25,000 shares were covered by such options. The options contain vesting provisions that provide that they will become exercisable over a period of from one to four years after the issuance date, and the option term expires five years after the vesting date. The option exercise price was $0.24 per share. The options were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, with a person who had a preexisting business relationship with us. No advertising or general solicitation was made in connection with this issuance.

         On April 26, 2004 we issued options to purchase our common stock to 12 persons, each of whom was an officer, employee or consultant to the company. A total of 275,000 shares were covered by such options. The options contain vesting provisions that provide that they will become exercisable over a period of from one to four years after the issuance date, and the option term expires five years after the vesting date. The option exercise price was $1.01 per share. The options were issued in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, with persons who had a preexisting business relationship with us. No advertising or general solicitation was made in connection with these issuances.

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

         The following discussion should be read in conjunction with, and is qualified in its entirety by, our Financial Statements and related notes thereto included elsewhere in this Annual Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

CRITICAL ACCOUNTING POLICIES

         Our Financial Statements are based on the selection and application of significant accounting policies, which require our management to make estimates and assumptions that affect the amounts reported in the Balance Sheets and the Statements of Operations. We believe that the following are the most critical areas that may affect our financial condition and results of operations.

         (1)      Accounts Receivable

         We are required to estimate the collectibility of our accounts receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and related aging of past due balances. We evaluate specific accounts receivable balances when we become aware of a situation where a client may not be able to meets its financial obligations to us. The amount of the required allowance is based on the facts available to us and is reevaluated and adjusted as additional information is available. Allowances are also established for probable loss inherent in the remainder of the accounts receivable based on our historical bad debt loss information. As a result of the expansion of our rare coin auction business, we may attract new customers that may adversely affect our estimates of accounts receivable collectibility, and, the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

         (2)      Auction and Customer Advances

         We are required to estimate the collectibility of our auction and customer advances. All of our advances are secured by rare coins. Although we make our decision to advance funds based on customers' creditworthiness, business history, and collateral valuation, the collectibility of advances is primarily based on our estimate of sale of customers' rare coin collateral on a wholesale liquidation basis. We evaluate specific advance balances when we become aware of situations where a client may not be able to meet its financial obligations to us or the value of collateral securing the advance is impaired. Due to the availability of a line of credit from Stanford Financial Group Company, which is an affiliate of our principal shareholder, Stanford Venture Capital Holdings, Inc. ("Stanford"), we have recently and significantly expanded our auction and customer advance activities and we do not have historical data to estimate probable loss nor have we had any significant history of losses. It is difficult to assess future performance of the rare coin market. A rapid adverse change in the rare coin market could diminish the value of the collateral and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our statements of operations for the periods indicated:

                                                  Year Ended        Year Ended
                                                June 30, 2004     June 30, 2003
                                               ---------------   ---------------
Net Sales                                               89.7%             88.6%
Commission Income                                       10.3%             11.4%
                                               ---------------   ---------------
Total Revenue                                          100.0%            100.0%
Cost of Sales                                           77.9%             78.4%
                                               ---------------   ---------------
Gross Profit                                            22.1%             21.6%
Selling, general and administrative expenses            19.9%             32.8%
Impairment of goodwill                                   0.0%              2.9%
                                               ---------------   ---------------
Income (loss) from operations                            2.2%            -14.1%
Other income (expense)                                  -0.3%             -3.0%
                                               ---------------   ---------------
Income (loss) before taxes                               1.9%            -17.1%
Income taxes                                             0.1%              0.1%
                                               ---------------   ---------------
Net Income (loss)                                        1.8%            -17.2%
                                               ===============   ===============

FOR THE YEAR ENDED JUNE 30, 2004 AND 2003

         Our net income for the year ended June 30, 2004 was $552,266 or $0.11 and $0.06 per share on a basic and fully diluted basis respectively as compared to a net loss of $3,491,003 or $1.75 per share on both a basic and fully diluted basis for the year ended June 30, 2003. The improvement in our operating results were primarily due to revenue growth resulting from the strength in the rare coin market, decreased overhead costs and lower net interest expenses.

     TOTAL REVENUE

         The table below sets forth our primary sources of revenue for the periods indicated:

                                                   ---------------------      ---------------------
                                                        Year Ended                 Year Ended
                                                      June 30, 2004              June 30, 2003
                                                   ---------------------      ---------------------
                  Net Sales
                      Coins - Wholesale            $19,195,220      64%       $ 9,050,773      44%
                      Coins - Retail                 7,344,986      25%         8,263,941      41%
                      Art, collectibles & other        376,078       1%           729,112       4%
                                                   ------------   ------      ------------   ------
                  Total Net Sales                   26,916,284      90%        18,043,826      89%
                  Commission Income                  3,081,028      10%         2,311,082      11%
                                                   ------------   ------      ------------   ------

                  Total Revenue                    $29,997,312     100%       $20,354,908     100%
                                                   ============   ======      ============   =====

         We recorded total revenue of $29,997,312 for the year ended June 30, 2004, an increase of $9,642,404 or 47% over the total revenue of $20,354,908 recorded for the year ended June 30, 2003. The increase in revenue is primarily due to increased wholesale coin sales. Wholesale coin sales, which represented 64% of total revenue, increased $10,144,447 or 112% to $19,195,220. This increase was primarily due to the strong market demand from other dealers and our higher level of inventory available for sale. Retail coin sales, which represented 25% of total revenue, decreased $918,955 or 11% to $7,344,986. This decrease was primarily due to our aggressive pricing in 2003 to generate cash from inventory that resulted in higher sales, but reduced gross margins.

         Fine art, collectibles and other sales decreased $353,034 or 48% to $376,078 during the year ended June 30, 2004. The decrease was primarily due to the completion of the liquidation of our art inventory. In November 2002, we made the decision to substantially reduce our art business segment operations and by March 2003 all operational activities had ceased with the exception of our efforts to liquidate the balance of our art inventory. The final liquidation of our art inventory occurred in October 2003. Since that date that we have had no material sales of fine art and other collectibles.

         Commission income, which represented 10% of total revenue, increased $769,946 or 33% to $3,081,028 for the year ended June 30, 2004. The increase in commission income was primarily due to the continued strength in the rare coin market and the number of rare auctions increasing to seven in fiscal 2004, as compared to six in fiscal 2003. Auction sales (hammer prices realized) were $30,032,985 for the year ended June 30, 2004 as compared to $25,023,893 for the year ended June 30, 2003.

     COST OF SALES

         Cost of sales increased $7,429,890 to $23,381,949 for the year ended June 30, 2004, representing 78% of total revenue, compared to $15,952,059, for the year ended June 30, 2003, which also represented 78% of total revenue. The stability, year to year, of the cost of sales as percentage of total revenue is primarily due to comparable price increases both when selling and purchasing rare coins and our ability in the current strong market to maintain our historical inventory turn rate of four to five times per year. The cost of sales as a percentage of revenue will vary from period to period with variations in the mix of revenue and margins between wholesale and retail rare coin sales and commission income.

     GROSS PROFIT

         Gross profit for the year ended June 30, 2004 increased $2,212,514 or 50% to $6,615,363. This represented 22% of total revenue for the year ended June 30, 2004, as compared to $4,402,849 for the year ended June 30, 2003, which also represented 22% of total revenue for that year. The stability, year to year, of the gross profit as percentage of total revenue is primarily due to comparable price increases both when selling and purchasing rare coins and our ability in the current strong market to maintain our historical inventory turn rate of four to five times per year. The increase in the gross profit was primarily due to the increase in rare coins sales while maintaining margins and increased auction commission revenue. Gross profit as a percentage of revenue will vary from period to period with variations in the mix of revenue and margins between wholesale and retail rare coin sales and commission income.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased $716,800 or 11% to $5,958,829 for the year ended June 30, 2004 from $6,675,629 for the year ended June 30, 2003. These expenses represented 20% of total revenue for the year ended June 30, 2004 as compared to 33% of total revenue for the year ended June 30, 2003. The decrease in these expenses, both as a percentage of revenue and in the aggregate, were due in part to the effect of our operational consolidation efforts that were completed during the last half of the fiscal year ending June 30, 2003. The prior year also included a $418,000 fee to be the official auctioneer at a national rare coin trade show, and two unusual bad debts totaling $330,714. There were no such costs in the current year.

     IMPAIRMENT OF GOODWILL

         In July 2001, we recorded goodwill of $591,521 in connection with acquisition of our SGBH auction unit. Based on our annual fair value assessment to determine the impairment, if any, of goodwill, we determined that the SGBH goodwill had become fully impaired resulting in charge of $591,521 for the year ended June 30, 2003. There was no similar charge for the year ended June 30, 2004.

     OTHER INCOME AND EXPENSES

         Other expenses decreased $521,494 on a net basis to $91,812 for the year ended June 30, 2004 from $613,306 for the year ended June 30, 2003. This decrease is attributable primarily to an increase in interest income of $350,789 and reductions in interest rates on debt that decreased interest expense by $137,050 for the year ended June 30, 2004 as compared to the year ended June 30, 2003. During the year ended June 30, 2004 we were able to significantly increase auction and customer advances as result of a $7.5 million line of credit facility provided by Stanford Financial Group Company in October 2003.

     PROVISION FOR INCOME TAXES

          Although we recorded income for the current year, we have net operating losses ("NOL") carried forward from previous years and we have only recorded income tax expenses of $12,456 for state and other minimum taxes for the year ended June 30, 2004. We incurred a loss for the year ended June 30, 2003 and we recorded income taxes expense of $13,396 for state and other minimum taxes for that year. For federal income tax purposes, we have a NOL carryforward of approximately $9,620,000 which is available to offset future federal taxable income through 2023. For state income tax purposes, we also have a NOL carryforward of approximately $5,370,000, which is available to offset state taxable income through 2012. The use of these NOL carryforwards in future years will be limited due to past changes in our ownership, the full effect of which has yet to be calculated. In addition, NOL carryforwards for the purposes of offsetting California state taxable income have been suspended for the tax years beginning in 2002 and 2003.

     LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, we had working capital deficiency of $286,128. We recorded net income of $552,266 and used cash in operating activities of $6,237,294 for the year then ended. Given our June 30, 2004 cash balance of $446,530 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2005. We may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. We were in default under one of our lines of credit until September 30, 2003 when we renegotiated the line of credit with our lender and cured the default. However, the line of credit is callable by the lender on demand, and although we are continuing to seek an agreement with the lender for extended payments terms, there is no guarantee the lender will agree to provide such extended terms. We do not expect future fixed obligations through June 30, 2005 to be paid solely by cash generated from operating activities. We intend to satisfy fixed obligations from: (i) additional debt/equity financings; (ii) extending vendor payments; and (iii) liquidation of inventory . No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

     OPERATING ACTIVITIES

         Cash decreased $242,342 during the year ended June 30, 2004 to $446,530 from $688,872 at June 30, 2003.

         Cash used in our operating activities totaled $6,237,294, resulting primarily from increases in our accounts receivable, inventories, and auction and customer advances of $887,167, $3,609,158 and $2,906,538 respectively and were partially offset by our net income of $552,266 and an increase in our accounts payable of $422,671. The increases in receivable, inventories, and auction and customer advances are primarily the result the significant increases in total revenues as compared to the previous year.

         We will continue to strive to gain operating efficiencies by turning our inventory more quickly and monitoring the amount of inventory that we carry, although there is no assurance we will achieve these efficiencies.

     INVESTING ACTIVITIES

         Cash used in investing activities during year ended June 30, 2004 was $45,583 consisting of purchases of property and equipment of $55,757 and offset by $10,174 in proceeds on the sale of property and equipment.

     FINANCING ACTIVITIES

         Until the quarter ending March 31, 2004, we had incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $6,040,535 for the year ended June 30, 2004 resulting from the transactions described below.

         FINANCING ACTIVITIES - DEBT

         On October 17, 2000 we entered into a long-term loan agreement, secured by a delivery van, payable in 60 monthly installments of $457 each consisting of principal and interest at an annual interest rate of 5.9%. The loan was repaid in full on December 16, 2003. During the year ended June 30, 2004, the note was reduced by $7,008.

         On July 6, 2001, we executed a note payable for the acquisition of the assets of SGBH, secured by the assets acquired, and guaranteed by our CEO. The loan provided for periodic payments through January 2002. We failed to pay the loan in full at that date but continued to make loan payments through July 2002. In October 2002 we renegotiated the payment terms by increasing the note balance by $49,110 to cover unpaid interest and establishing a new interest rate of 4.5% over the prime lending rate, to be paid in biweekly installments over one year. On November 1, 2002 we made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. This note required ten principal and interest installments of $19,133 each, beginning on December 1, 2002, with interest at the rate of 12% per annum. The note payable was repaid in full on September 1, 2003. During the year ended June 30, 2004, the note was reduced by $56,832.

         On April 10, 2002 we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. As of the June 30, 2004 the outstanding balance was $900,000. During the year ended June 30, 2004, the note was reduced by $100,000.

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by our inventory and a personal guarantee of our CEO and were due to be repaid in 60 days. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and was secured by substantially all the assets of the Company and a personal guarantee of our CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender died and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003, we executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all of our accounts receivable and to consider the default cured at that time. The amendment also required monthly interest payments that began on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that we will be able to negotiate a repayment schedule for this obligation on terms acceptable to us. As of June 30, 2004 the outstanding balance was $2,500,000, not including accrued interest. No payments were made to reduce the Line of Credit during the year ended June 30, 2004.

         On December 10, 2002 and December 13, 2002, our CEO advanced us $289,970 and $70,000 respectively for working capital purposes. We executed two unsecured promissory notes both payable on demand and bearing interest at the rate of 12% per annum. On October 23, 2003, we reduced our unsecured notes payable to our CEO by $350,000 as a result of his purchase of our art inventory for $350,000 (see "Other Liquidity Plans.") On February 4, 2004 the remaining balance of the unsecured notes payable to our CEO of $9,970 was repaid. During the year ended June 30, 2004 the notes payable were reduced by $359,970.

         On February 21, 2003, we entered into an auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to us for the sole purpose of providing auction advances to our consignment customers. The maximum limit of the Auction LOC was $2,000,000 and it bore interest at a rate of 10% per annum. The Auction LOC was secured by the collateralization of inventory consigned by our auction advance customers and the assignment of the auction advance agreements to the private lender. The lender had the right to terminate this arrangement at any time. In September 2003, the private lender agreed to temporarily increase the Auction LOC maximum limit to $2,800,000. On October 28, 2003 the Auction LOC was repaid in full and the lender and Superior mutually agreed to terminate the agreement.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC"') with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc., to provide us with a $7.5 million line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. The Commercial LOC bears interest at the prime-lending rate (4.00% at June 30, 2004) and is secured by substantially all of our assets. As of June 30, 2004 the outstanding Commercial LOC balance was $6,600,000. This balance reflects the net borrowing against the Commercial LOC for the year ended June 30, 2004.

         FINANCING ACTIVITIES - EQUITY

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

         OTHER LIQUIDITY PLANS

         In November 2002, we began to reduce our operations focused on the Art segment of our business. Our initial plans included using both our own and third party auction houses and Internet sites to sell our inventory. From July 1, 2002 through June 30, 2003, we sold approximately $700,000 of our Art inventory while still maintaining modest gross margins on these sales. In February 2003, in addition to our exit from the Art business segment, we began to consolidate all our operations into our Beverly Hills, California location. This operational consolidation allowed us to reduce overhead costs by eliminating duplicative operational and administrative expenses. In June 2003, we determined that our initial liquidation plans were no longer effective and we decided to solicit offers from other art dealers and collectors for them to purchase the balance of the Art inventory owned by us. In June 2003, based on our continued assessment of recoverability of the art inventory including our evaluation of the current Art market and informal offers from other art dealers, we established a reserve to $665,000 or approximately 65% of our carrying cost. On October 23, 2003, our Board of Directors, after reviewing other bids to purchase our art inventory, approved the sale of the art inventory to our CEO for $350,000. This amount represented the highest bid that we received. With this transaction, we completed our exit from the Art business segment. However, at some future date, we may resume our activities, on a limited basis, as a consignment auctioneer in some areas of the Art business segment.

         While we have completed our cost reduction plans and have plans to secure additional financing and/or to raise additional capital, there are no assurances that we will be successful in completing these critical tasks. If we are unable to successfully complete these critical tasks, we may be forced to significantly and materially reduce our operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund any ongoing operations.

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the year ended June 30, 2004 and does not have any plans for material capital expenditures through the current fiscal year ending June 30, 2005.

         Pursuant to a lease agreement executed on August 6, 2002, we extended our lease on our corporate headquarters and primary gallery located in Beverly Hills, California. The monthly base rent is $17,193 and the lease will expire on September 30, 2007.

         The following table outlines payments due under our significant contractual obligations over the next four years, exclusive of interest:

                                                               Payment Due by Period
                                                               ---------------------

Contract Obligations                                   Less than      Less than     Less than        After 3
  At June 30, 2004                       Total          1 Year         2 years       3 years          years
----------------------------------    ------------   ------------   ------------   ------------   ------------
Short Term Debt                       $ 9,100,000    $ 9,100,000    $        --    $        --    $        --
Long Term Debt
                                        1,587,500        643,750        475,000        268,750        200,000
Operating Leases                          765,981        261,135        224,376        224,376         56,094
                                      ------------   ------------   ------------   ------------   ------------

Total Contractual Cash Obligations    $11,453,481    $10,004,885    $   699,376    $   493,126    $   256,094
                                      ============   ============   ============   ============   ============

         The above table outlines our obligations as of June 30, 2004 and does not reflect any changes in our obligations that have occurred after that date.

RISK FACTORS

     WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES. WE HAVE LIMITED WORKING CAPITAL.

         We may not be able to sustain profitability or significantly increase our revenues. Although we recorded a net income of $552,266 for the year ended June 30, 2004, we incurred a net loss of $3,491,003 for the year ended June 30, 2003 and have incurred losses since July 1999. We have implemented several initiatives which we believe will enable us to sustain profitability, including exiting unprofitable lines of business, reducing costs, and focusing on higher margin distribution channels. Our working capital deficiency at June 30, 2004 was $286,128. There can be no assurance that our revenue or results of operations will not decline in the future, that we will not have losses in the future, or that we will be able to continue funding such losses if they occur. Our limited capital could adversely affect our ability to continue our operations.

     OUR AUDIT OPINION COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our auditors have expressed an opinion on our financial statements for the years ended June 30, 2004 and 2003 that contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern due to recurring negative cash flows from operations, significant debt that is callable on demand, and limited working capital.

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

     ADVERSE MARKET CONDITIONS COULD REDUCE THE AMOUNT SPENT ON RARE COINS AND REDUCE OUR SALES AND REVENUE.

         A decline in consumer spending could harm our business. Sales of rare coins depend on discretionary consumer spending and are affected by general market conditions. Many factors affect discretionary consumer spending, including the unemployment rate, business conditions, interest rates, inflation and tax rates. Spending on the types of luxury items that we typically sell and auction are impacted by these factors more than sales of consumer products in general.

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

     OUR BUSINESS COULD BECOME SUBJECT TO HEIGHTENED GOVERNMENT REGULATION THAT COULD INCREASE OUR OPERATING COSTS.

         From time to time, there have been indications that the rare coin market may become the subject of possible new government regulation. Compliance with any new regulations governing our business would likely impose costs and administrative burdens on us and could impact our profitability. In addition, any such regulation could require us to change our business practices.

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

     WE MAY REQUIRE SUBSTANTIAL AMOUNTS OF CAPITAL IN ORDER TO ACCOMPLISH OUR FUTURE PLANS.

         Since our business involves the financing of inventory, receivables, and auction and customer advances, we may require substantial amounts of capital in order to achieve and accomplish our future business plans. However, to the extent we are in need of any additional financing, there can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. If we raise additional funds through the issuance of equity securities, further dilution to our existing shareholders may result.

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

     FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

         During the fiscal year ended June 30, 2004, none of our customers accounted for more than 10% of our sales. However, at times we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

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

     OUR AUCTION OPERATIONS MAY NOT BE ABLE TO SUSTAIN PROFITABILITY.

         Our future operating results also depend on the success of our auction operations and the amount of resources that we will need to devote to the continual upgrade and enhancement of our Internet website, the performance of which may be impacted by fast, continuous changes in technology. Our auction operations became profitable in this current fiscal year, however we are presently unable to predict whether our auction division will remain profitable. We will need to achieve significant growth in our Internet business in order for our auction operations to sustain profitability. We are in the process of development and/or enhancement of several portions of our website that will offer content and auctions for rare coins that may have a lower average selling price than many of the rare coins in the markets we currently serve. Continued development of our website will require significant resources. The planned expansion of our website may not result in increased revenue, which could increase our losses and harm our business.

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

     OUR WEBSITE MAY BE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN OUR LIABILITY FOR DAMAGES AND HARM TO OUR REPUTATION.

         Despite the implementation of network security measures, our website is vulnerable to computer viruses, break-ins and similar disruptive problems caused by Internet users. These occurrences could result in our liability for damages, and our reputation could suffer. The circumvention of our security measures may result in the misappropriation of proprietary information. Any such security breach could lead to interruptions and delays and the cessation of service to our customers and could result in a decline in revenue and income.

ITEM 7.       FINANCIAL STATEMENTS

         The financial statements and corresponding notes to the financial statements called for by this item appear under the caption "Index to Financial Statements" beginning on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously reported.

ITEM 8A.      CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of July 13, 2004 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under Exchange Act), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 8B.      OTHER INFORMATION

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers are as follows:

         Name                     Age     Position
         ----                     ---     --------

         Silvano DiGenova         42      Chairman of the Board, Chief Executive
                                          Officer and Director

         J. Michael Wolfe         46      Chief Operating Officer and Executive
                                          Vice President


         Paul Biberkraut          43      Chief Financial Officer, Executive
                                          Vice President, Secretary and Director

         Lee Ittner               42      Director

         David Rector             57      Director (1)
         -----------------------------------------------------------------------
         (1) Chairman of Compensation Committee

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

         J. MICHAEL WOLFE is our chief operating officer and executive vice president. Mr. Wolfe has served in this role since July 2004. Mr. Wolfe has over twenty years of experience in management roles in sales and marketing, operations and executive management. Prior to joining our company, Mr. Wolfe was a principal in a privately-held direct marketing start-up company from April 2002 to June 2004. Mr. Wolfe was the president and chief operating officer from 1992 to 2000 and chief executive officer from 2000 to 2002 of Concepts Direct, Inc., a publicly traded company specializing in catalog and internet retailing.

         PAUL BIBERKRAUT is our chief financial officer, executive vice president, secretary and a director. Mr. Biberkraut has served in this role since December 2002 and previously was our chief financial officer and vice president of finance from October 1999 to December 2000. Mr. Biberkraut has over fifteen years of experience in management roles with varying levels of responsibilities for finance, accounting, information technology, operations and human resources. Prior to returning to our company Mr. Biberkraut was a senior finance manager for information technology at PacifiCare Health Systems, Inc. from December 2000 to November 2002 and was the corporate controller of Quality

Systems, Inc. from November 1997 to June 1999. Mr. Biberkraut also served as the chairman of the audit committee for an Orange County, California based credit union from 1997 to 1999 and had served as a board member, treasurer and president of an Orange County, California based not-for-profit social service agency from 1989 to 1998.

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

         DAVID RECTOR is one of our Directors. Mr. Rector has served in this role since May 2003. Mr. Rector is currently the chief executive officer, president and director of Nanoscience Technologies, Inc., a publicly traded company, a position he has held since May 2004. From 1992 to 2004, Mr. Rector had been a principal management consultant with The David Stephen Group, where he provided executive management services for several companies, overseeing operations and strategic planning. Mr. Rector has over twenty years of experience as a senior executive focusing on general management with Fortune 100 and developmental companies.

         All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of the board of directors.

AUDIT COMMITTEE FINANCIAL EXPERT

         During 2003 and through August 7, 2004, the late Mark Cohen served as a Director and Chairman of our Audit Committee, and was the Audit Committee financial expert as defined by Item 401(e) of Regulation S-B. The late Mr. Cohen was a Certified Public Accountant licensed in the State of Florida, and since 1988 was engaged in the practice of public accounting through his own accounting firm. Mr. Cohen had over ten years of experience in corporate accounting and finance at a management level for both public and private companies. He provided a wide range of accounting services, including audits of publicly traded companies. Mr. Cohen's passing was unexpected and the Company is currently in the process of filling the vacant positions of Director and Chairman of the Audit Committee, as well as the position of Audit Committee financial expert, as defined by Item 401(e) of Regulation S-B.

CODE OF ETHICS

         We adopted a code of ethics as defined by Item 406 of Regulation S-B.

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

         We have reviewed copies of such reports furnished to us during the fiscal year ended June 30, 2004 and thereafter, and written representations received by us from our directors and officers and the beneficial owners of more than 10% of our common stock concerning their compliance with Section 16(a) of the Exchange Act. Based on this review, we believe that during the 2004 fiscal year, the only failure by any such person to timely file a report under Section 16(a) of the Exchange Act was a late filing of a Form 4 Statement of Changes in

Beneficial Ownership of Securities by Paul Biberkraut, our chief financial officer, executive vice president and director. This filing has now been made.

ITEM 10. EXECUTIVE COMPENSATION

         The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our chief executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended June 30, 2004 and 2003. Other than as set forth below, no executive officer's total annual salary and bonus exceeded $100,000 during our last fiscal year.

                                                 SUMMARY COMPENSATION TABLE
                                            Annual Compensation                         Awards              Payouts
                                    -----------------------------------               ----------   ------------------------
                                                                                      Securities
                                                              Other       Restricted  Underlying
                                                              Annual        Stock      Options/      LTIP       All Other
      Name and                      Salary       Bonus     Compensation     Awards       SARs       Payouts    Compensation
 Principal Position       Year        ($)         ($)           ($)           ($)        (#)          ($)           ($)
--------------------     ------    ----------   --------   ------------   ----------  ----------   --------    ------------
Silvano DiGenova,         2004      $375,000    $37,500         -0-           -0-       10,000        -0-           -0-
  Chairman of the         2003      $350,000       -0-          -0-           -0-           -0-       -0-           -0-
  Board, Chief
  Executive Officer
  and President

Paul Biberkraut,          2004      $127,500    $30,000         -0-           -0-       60,000        -0-           -0-
  Chief Financial         2003      $ 61,585       -0-          -0-           -0-           -0-       -0-           -0-
  Officer, Executive
  Vice President and
  Secretary

Stephen Deeds,            2004         n/a         n/a          n/a            n/a           n/a       n/a           n/a
  Executive Vice          2003      $215,625       -0-       $115,436(2)       -0-           -0-       -0-           -0-
  President(1)

-------------------

(1) Mr. Deeds resigned as an officer of our company effective June 30, 2003 and on July 1, 2003 we entered into an independent contractor agreement with Stephen Deeds, Inc., a company controlled by Mr. Deeds, to provide certain consulting services. The agreement to provide consulting services was terminated in February 2004.
(2)   Consists of sales commissions.

STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING FISCAL 2004

         The following table summarizes options to purchase shares of our common stock that we granted during the fiscal year ended June 30, 2004 to each of the executive officers identified in the summary compensation table above. We have never granted any stock appreciation rights.

                                Number of          Percent of
                               Securities         Total Options         Exercise
                               Underlying          Granted to            Price(s)
                                 Options          Employees in          ---------        Expiration
      Name                     Granted (#)       Fiscal Year (%)        ($/Share)          Date(s)
      ----                     -----------       ---------------        ---------        ----------
Silvano DiGenova                  10,000               4.55%               $0.33           May 2009
                                                                                         May 2009 to
Paul Biberkraut                   60,000              27.27%          $0.30 - $1.01      April 2013

-----------------------

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table summarizes exercises of stock options during the fiscal year ended June 30, 2004 by each of the executive officers named in the summary compensation table above and the year-end value of unexercised options for these executive officers.

                                                               Number of
                                                         Unexercised Securities         Value of Unexercised
                              Shares         Value         Underlying Options           In-the-Money Options
                             Acquired      Realized        at Fiscal Year End            at Fiscal Year End
      Name                 on Exercise        ($)      Exercisable/Unexercisable     Exercisable/Unexercisable
      ----                 -----------    ----------   -------------------------     -------------------------
Silvano DiGenova                0             N/A                 37,500/0                     $17,950/0
Paul Biberkraut                 0             N/A              16,250/43,750                $26,000/$52,250

LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2004, no awards were given to the executive officers named in the summary compensation table under long-term incentive plans.

DIRECTORS' COMPENSATION

         Each of our non-employee directors currently receive cash compensation in the amount of $5,000 per year for service on our board of directors and all directors are reimbursed for certain expenses in connection with attendance at board meetings. At the discretion of our board of directors, directors may be granted stock options. During the fiscal year ended June 30, 2004, our five directors were each granted options to purchase 10,000 shares of our common stock at an exercise price of $0.30 per share. These options fully vested on May 31, 2004 and are exercisable for a period of five years after vesting or for three months, if vested, following the termination or resignation of the director from the board.

REPRICING OF OPTIONS

         No adjustments to, or repricing of, stock options previously awarded to the executive officers named in the summary compensation table above occurred in fiscal 2004.

EMPLOYMENT AGREEMENTS

         On June 15, 2001, we entered into an employment agreement with Silvano DiGenova under which we agreed to pay an annual salary of $375,000 and bonus arrangements based on a sliding scale of 5% to 50% of base salary based on a corresponding fiscal year pre-tax income (as defined) of our company from $250,000 to $4,000,000, a bonus of 25% of base salary payable in our common stock if market capitalization of our common stock exceeds $50,000,000 for a specified period and a bonus of 5% of the base salary payable in our common stock if average market capitalization increases by 20% over the average market capitalization of the prior fiscal year subject to certain limitations.

         On December 27, 2002 we entered into an employment agreement with our Chief Financial Officer, Paul Biberkraut, under which we agreed to pay an annual salary of $120,000 and bonus arrangements of up to 50% of base salary based on personal and Company performance. Effective April 1, 2004, Mr. Biberkraut's agreement was modified to increase his annual base salary to $150,000 and reduce the maximum bonus as a percentage of base salary to 30%.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of August 10, 2004, certain information with respect to the beneficial ownership of our stock by (i) each of our executive officers named in the summary compensation table above, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

                                                                           Amount and Nature of      Percentage of
      Name and Address of Beneficial                                     Beneficial Ownership of     Common Stock
                  Owner                           Title of Class             Common Stock(1)        Outstanding(1)
------------------------------------              --------------         -----------------------    --------------
Silvano DiGenova                             Common (2)                          2,038,434               42.30%
9478 West Olympic Blvd.                      Series B Preferred Stock              400,000               11.76%
Beverly Hills, CA 90212

Stanford Venture Capital Holdings, Inc.      Common (3)                          4,666,667               60.98%
6075 Poplar Avenue                           Series B Preferred Stock            3,000,000               88.24%
Memphis, TN 38119                            Series D Preferred Stock            2,000,000              100.00%


All Executive Officers and Directors         Common (2)(4)                       2,084,684               42.85%
   as a Group (6 persons)                    Series B Preferred Stock              400,000               11.76%

-------------------

(1) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 4,485,942 shares of common stock outstanding as of August 10, 2004. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of August 10, 2004, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 132,500 shares of common stock issuable upon the exercise of options and warrants, 200,000 shares of common stock issuable upon the conversion of Series B Preferred Stock, all of which were convertible within 60 days of the date of this table, and 1,000 shares held by Mr. DiGenova's minor children, over which Mr. DiGenova exercises voting control.
(3) Includes 1,500,000 shares of common stock issuable upon the conversion of Series B Preferred Stock and 1,666,667 shares of common stock issuable upon the conversion of Series D Preferred Stock both of which are currently convertible within the next 60 days. Includes 750,000 shares of common stock owned by four of Stanford's employees, Daniel Bogar, William Fusselmann, Osvaldo Pi and Ronald Stein, in equal amounts.
(4) Includes 16,250 shares of common stock issuable upon the exercise of options held by Paul Biberkraut and 10,000 shares each of common stock issuable upon the exercise of options held by Mark Cohen, Lee Ittner and David Rector, all of which were exercisable within 60 days of the date of this table.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights that we have granted under (a) our 2003 Omnibus Stock Option Plan and (b) individual compensation arrangements in exchange for consideration in the form of goods or services as of June 30, 2004.

                                     EQUITY COMPENSATION PLAN INFORMATION

                                          Number of Securities       Weighted Average           Number of
                                           to be Issued Upon         Exercise Price of          Securities
                                        Exercise of Outstanding         Outstanding              Remaining
                                           Options, Warrants         Options, Warrants         Available for
          Plan Category                     and Rights(1)               and Rights            Future Issuance
          -------------                     -----------------        -----------------        ---------------
Equity compensation plans
   approved by security holders(2)              420,000                    $1.24                  380,000
Equity compensation plans not
   approved by security holders(3)                6,000                   $20.00                      N/A
Total                                           426,000                    $1.50                  380,000

-------------------

(1) Number of shares is subject to adjustment in the future for changes in capitalization resulting from stock splits, stock dividends and similar events.

(2) Consists of our 2003 Omnibus Stock Option Plan. This Plan authorizes us to grant options to purchase up to 800,000 shares of our common stock during the term of our Plan. Our Plan permits grants of both incentive stock options and non-qualified stock options. Options under all plans generally vest over 3 to 5 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions.

(3) Consists of options to purchase an aggregate of 6,000 shares of our common stock granted to employees prior to the adoption of our 2000 Omnibus Stock Option Plan which was replaced by our 2003 Omnibus Stock Option Plan that came into effect on June 30, 2003.

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

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 24, 2003, we issued 1,845,100 common shares pursuant to the exercise of outstanding warrants to purchase our common stock with exercise price of $0.001 per common share, to the following related parties and affiliates:

         Silvano DiGenova - Chief executive officer and principal stockholder   345,100 shares
         Stanford Venture Capital Holdings, Inc. - Principal stockholder        750,000 shares
         Daniel Bogar - Employee of Stanford affiliate                          187,500 shares
         William Fusselmann - Employee of Stanford affiliate                    187,500 shares
         Osvaldo Pi - Employee of Stanford affiliate                            187,500 shares
         Ronald Stein - Employee of Stanford affiliate                          187,500 shares

         The total proceeds to us from the issuance of the above referenced common stock was $1,845.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC"') with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc., to provide us with a $7.5 million line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. The Commercial LOC bear interest at the prime-lending rate (4.00% at June 30, 2004) and is secured by substantially all of our assets.

         On October 23, 2003, our Board of Directors approved the sale of our remaining fine art inventory to Silvano DiGenova, our chief executive officer and a principal stockholder ("CEO"), who is also an independent dealer of fine art, for $350,000. We solicited bids from third parties and the bid from the CEO was the highest. We realized a gross profit of $15,860 on sale of the art inventory to the CEO. The sale was paid in full by reductions in the balances owing on notes payable to the CEO.

         On May 28, 2004, our Board of Directors approved a short-term sub-lease of a portion of our vacant Newport Beach facility to our CEO. The lease term is from June 1, 2004 through September 30, 2004 and provides for a monthly rental payment of $4,000. The sub-lease terminates concurrently with our master lease of the Newport facility.

         On June 1, 2001, we entered into an employment agreement with Silvano DiGenova, our chief executive officer under which we agreed to pay him an annual salary of $375,000 and bonus arrangements based on a sliding scale of 5% to 50% of base salary based on a corresponding fiscal year pre-tax income (as defined) of our company from $250,000 to $4,000,000, a bonus of 25% of base salary payable in our common stock if market capitalization of our common stock exceeds $50,000,000 for a specified period and a bonus of 5% of the base salary payable in our common stock if average market capitalization increases by 20% over the average market capitalization of the prior fiscal year subject to certain limitations.

         On January 31, 2003, we entered into a consulting agreement with Stanford Venture Capital Holdings, Inc., a principal stockholder to provide financial and advisory services to us for a three year period commencing on April 1, 2003. The annual fee for such services is $60,000 and is payable on a quarterly basis.

ITEM 13.      EXHIBITS

         The following documents are filed as part of this Annual Report on Form 10-KSB.

                  (1) FINANCIAL STATEMENTS. The following Financial Statements and the Reports of Independent Registered Public Accounting Firms are on page F-1 through F-44 hereof.

                       Reports of Independent Registered Public Accounting Firms

                       Balance Sheets

                       Statements of Operations

                       Statements of Stockholders' Equity

                       Statements of Cash Flows

                       Notes to Financial Statements

                  (2) FINANCIAL STATEMENT SCHEDULES. All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Financial Statements or in the Notes thereto.

                  (3) EXHIBITS.

   EXHIBIT
   NUMBER                             DESCRIPTION
   ------                             -----------

     2.1 Agreement and Plan of Merger dated June 30, 2003 by and between Tangible Asset Galleries, Inc. and Superior Galleries, Inc. (incorporated herein by this reference to Exhibit C to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
     3.1 Certificate of Incorporation of Superior Galleries, Inc. (including Certificates of Designation of Superior Galleries, Inc., relating to Series A $5.00 Redeemable 8% Convertible Preferred Stock, Series B $1.00 Convertible Preferred Stock and Series D $1.00 Convertible Preferred Stock) (incorporated herein by this reference to Exhibit D to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
     3.2 Bylaws of Superior Galleries, Inc. (incorporated herein by this reference to Exhibit E to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
     4.1 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit A to the definitive Proxy Statement of Tangible Asset Galleries, Inc., filed under the Exchange Act on June 5, 2003).
     4.2 Form of Nonqualified Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.2 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act ,for the fiscal year ended June 30, 2003) .
     4.3 Form of Employee Incentive Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.3 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act ,for the fiscal year ended June 30, 2003).

   EXHIBIT
   NUMBER                             DESCRIPTION
   ------                             -----------

     4.4 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit G included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
     4.5 Form of Warrant to Purchase Common Stock Issued to Series A Preferred Stock Investors (incorporated herein by this reference to Exhibit 4.14 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.6 Warrant to Purchase 1,500,000 Shares of Common Stock dated June 15, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.9 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.7 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.10 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.8 Warrant to Purchase 250,000 Shares of Common Stock dated June 26, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.11 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.9 Warrant to Purchase 250,000 Shares of Common Stock dated November 14, 2000 Issued to NRLP (incorporated herein by this reference to Exhibit 4.12 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.10 Warrant to Purchase 500,000 Shares of Common Stock dated July 3, 2001 Issued to KSH Investment Fund LLP (incorporated herein by this reference to Exhibit 4.13 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (incorporated herein by this reference to exhibit E included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
    10.1 Lease dated September 20, 1999 by and between Tangible Asset Galleries, Inc. and LJR lido Partners LP (incorporated herein by this reference to Exhibit 10.6 to the Registration Statement on Form 10-SB/A of Tangible Asset Galleries, Inc. filed under the Exchange Act on November 24, 1999).
    10.2 First Amendment to Lease Agreement dated August 2001 by and between LWB Lido Financial, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.13 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    10.3 Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.14 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003)
    10.4 Registration Rights Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc. and holders of our Series B Preferred Stock, Series C Preferred Stock and Certain Warrants (incorporated herein by this reference to exhibit D included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).

   EXHIBIT
   NUMBER                             DESCRIPTION
   ------                             -----------

    10.5 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova. (incorporated herein by this reference to Exhibit 10.16 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    10.6 Employment Agreement dated December 27, 2002 between Tangible Asset Galleries, Inc. and Paul Biberkraut (incorporated herein by this reference to Exhibit 10.6 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
    14.1       Superior Galleries, Inc. Code of Ethics (filed herewith)
    99.1 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
    99.2 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

-----------------

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  The following table shows the fees paid or accrued by Superior Galleries for the audit and other services provided by Singer Lewak Greenbaum & Goldstein LLP ("SLGG") and Haskell & White LLP ("H&W") for the fiscal years shown.

                                         2004                      2003
                                         ----                      ----
                                  SLGG         H&W          SLGG         H&W
                                  ----         ---          ----         ---

         Audit Fees             $ 59,953     $ 37,211           --     $ 81,295
         Audit - Related Fees   $  9,762           --           --           --
         Tax Fees                     --     $  1,000           --     $ 23,100
         All Other Fees               --           --           --           --
                                ---------    ---------    ---------    ---------
         Total                  $ 69,715     $ 38,211           --     $104,395
                                =========    =========    =========    =========

                  The Audit - Related Fees shown above all related to the performance of agreed upon procedures required to be performed in connection with our line of credit from Stanford Financial Group Company, and the Tax Fees shown above all related to the preparation of our corporate tax returns.

                  Our Audit Committee approved the Audit Fees for fiscal 2004, but none of the other fees for 2004. The Audit Committee did not approve any of the above fees for 2003, as the committee was not created until after the end of that year. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement review.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2004                         SUPERIOR GALLERIES, INC.

                                               By:  /s/ Silvano DiGenova
                                                   -----------------------------
                                                   Silvano DiGenova,
                                                   Chief Executive Officer


Dated: August 10, 2004                         SUPERIOR GALLERIES, INC.

                                               By: /s/ Paul Biberkraut
                                                   -----------------------------
                                                   Paul Biberkraut,
                                                   Chief Financial Officer


         Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             SIGNATURE                         CAPACITY               DATE
             ---------                         --------               ----

/s/ Silvano DiGenova                           Director          August 10, 2004
------------------------------------
    Silvano DiGenova

/s/ Paul Biberkraut                             Director         August 10, 2004
------------------------------------
    Paul Biberkraut

/s/ Lee Ittner                                  Director         August 10, 2004
------------------------------------
    Lee Ittner

/s/ David Rector                                Director         August 10, 2004
------------------------------------
    David Rector

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: August 10, 2004

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: August 10, 2004

                                        By /s/ Paul Biberkraut
                                        ----------------------------------------
                                        Paul Biberkraut, Chief Financial Officer

                            Superior Galleries, Inc.

                          Index to Financial Statements


Independent Registered Public Accounting Firms' Reports......................F-2

Financial Statements

     Balance Sheets..........................................................F-4

     Statements of Operations................................................F-6

     Statements of Stockholders' Equity (Deficit)............................F-8

     Statements of Cash Flows...............................................F-10

     Notes to Financial Statements..........................................F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superior Galleries, Inc.
Beverly Hills, California

We have audited the balance sheet of Superior Galleries, Inc. as of June 30, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Galleries, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered negative cash flows from operations, has significant debt that is callable on demand, and has limited working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 27, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superior Galleries, Inc. and Subsidiaries
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Superior Galleries, Inc. and subsidiaries (the "Company") as of June 30, 2003, and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Galleries, Inc. and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, is in default on a significant debt obligation, and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      /s/ HASKELL & WHITE LLP

Irvine, California
September 5, 2003

                                SUPERIOR GALLERIES, INC.
                                     BALANCE SHEETS


                                                          June 30, 2004  June 30, 2003
                                                          -------------  -------------

                                         ASSETS
                                     (NOTE 6 AND 7)
CURRENT ASSETS

     Cash and cash equivalents (Note 1)                   $   446,530     $   688,872
     Accounts receivable, net of allowance
       for uncollectible accounts of
       $259,007 (2004) and $270,663 (2003) (Note 1)         3,712,866       2,825,699
     Auction and customer advances (Notes 1, 5 and 6)       6,401,873       3,495,335
     Inventories (Notes 1, 2, 6, 7 and 9)                   6,106,593       2,497,435
     Prepaid expense and other                                 50,574          89,788
                                                          ------------    ------------

         Total current assets                              16,718,436       9,597,129

Property and equipment, net (Notes 1 and 3)                   135,361         216,424
Other assets                                                   11,100          13,779
                                                          ------------    ------------

         TOTAL ASSETS                                     $16,864,897     $ 9,827,332
                                                          ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Line of credit - related party (Note 6)             $ 6,600,000     $        --
      Line of credit (Note 7)                               2,500,000       2,500,000
      Accounts payable and accrued expenses                 7,260,814       6,838,143
      Notes payable to a related party (Note 9)               300,000         559,970
      Series A stock redemption payable (Note 11)             343,750              --
      Notes payable (Note 8)                                       --          56,832
                                                          ------------    ------------

         Total current liabilities                         17,004,564       9,954,945
                                                          ------------    ------------

                   (See accompanying notes to Financial Statements)

                                          F-4

                                 SUPERIOR GALLERIES, INC.
                                BALANCE SHEETS (CONTINUED)


                                                          June 30, 2004     June 30, 2003
                                                          -------------     -------------

LONG-TERM LIABILITIES

      Notes payable to a related party, net
         of current portion (Note 9)                      $    600,000      $    800,000
      Series A stock redemption payable, net of                343,750                --
         current portion (Note 11)                                  --                --
      Notes payable, net of current portion (Note 8)                --             7,008
                                                          -------------     -------------

         Total long-term liabilities                           943,750           807,008
                                                          -------------     -------------

               TOTAL LIABILITIES                            17,948,314        10,761,953
                                                          -------------     -------------

Series A $5.00 redeemable 8% convertible preferred
   stock $0.001 par value,
   1,400,000 shares designated, 125,000 shares
   issued and outstanding with
   a liquidation preference of $637,500
   (Note 11)                                                        --           637,469
                                                          -------------     -------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS
      (NOTES 5, 6, 7, 9, 10, 11, 12 AND 14)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 11)

      Preferred Stock, 3,193,000 shares undesignated,
         none outstanding                                           --                --
      Series B convertible preferred stock $1.00
         par value, 3,400,000
         shares designated 3,400,000 shares issued
         and outstanding with a
         liquidation preference of $3,400,000                2,966,500         2,966,500
      Series D convertible preferred stock $1.00
         par value, 2,000,000
       shares designated 2,000,000 shares issued
         and outstanding with a
         liquidation preference of $2,000,000                1,931,456         1,931,456
      Common stock, $.001 par value, 12,500,000
         shares authorized,
         4,485,942 (2004) and 2,640,836 (2003)
         issued and outstanding                                  4,486             2,641
      Additional paid in capital                             7,911,988         7,939,925
      Accumulated deficit                                  (13,897,847)      (14,412,612)
                                                          -------------     -------------

            Total stockholders' equity (deficit)            (1,083,417)       (1,572,090)
                                                          -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $ 16,864,897      $  9,827,332
                                                          =============     =============

                     (See accompanying notes to Financial Statements)

                                           F-5

                            SUPERIOR GALLERIES, INC.
                            STATEMENTS OF OPERATIONS


                                                  Year Ended       Year Ended
                                                 June 30,2004     June 30,2003
                                                -------------     -------------

Net sales                                       $ 26,916,284      $ 18,043,826
Commission income                                  3,081,028         2,311,082
                                                -------------     -------------
TOTAL REVENUE                                     29,997,312        20,354,908

COST OF SALES                                     23,381,949        15,952,059
                                                -------------     -------------

GROSS PROFIT                                       6,615,363         4,402,849

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       5,958,829         6,675,629

IMPAIRMENT OF GOODWILL (NOTES 1 AND 4)                    --           591,521
                                                -------------     -------------

Income (loss) from operations                        656,534        (2,864,301)
                                                -------------     -------------

OTHER INCOME (EXPENSE)
 Interest income                                     476,300           125,511
 Interest expense (Notes 6, 7, 8 and 9)             (535,248)         (672,298)
 Other expense, net                                  (32,864)          (66,519)
                                                -------------     -------------

     Total other income (expense)                    (91,812)         (613,306)
                                                -------------     -------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION            564,722        (3,477,607)

INCOME TAX PROVISION (NOTE 10)                        12,456            13,396
                                                -------------     -------------

NET INCOME (LOSS)                               $    552,266      $ (3,491,003)
                                                =============     =============

                (See accompanying notes to Financial Statements)

                            SUPERIOR GALLERIES, INC.
                      STATEMENTS OF OPERATIONS (CONTINUED)


                                                   Year Ended       Year Ended
                                                  June 30,2004     June 30,2003
                                                  ------------     ------------
Calculation of net income (loss) per share:
Net income (loss)                                 $   552,266      $(3,491,003)
Preferred stock accretion                             (50,031)         (66,681)
Preferred stock dividend                              (37,500)        (429,267)
                                                  ------------     ------------

Net income (loss) applicable to common shares     $   464,735      $(3,986,951)
                                                  ============     ============

NET INCOME (LOSS) PER COMMON SHARE:
    from net income (loss), basic                 $      0.11      $     (1.75)
                                                  ============     ============
    from net income (loss), fully diluted         $      0.06      $     (1.75)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
         Basic                                      4,369,675        2,277,672
                                                  ============     ============
         Fully diluted                              8,098,265        2,277,672
                                                  ============     ============

                (See accompanying notes to Financial Statements)

                                                      SUPERIOR GALLERIES, INC.
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE YEARS ENDED JUNE 30, 2002 AND 2003

                         Series B               Series D                                                 Retained
                     Preferred Stock        Preferred Stock                               Additional     Earnings          Total
                   --------------------    --------------------      Common                  paid      (Accumulated    Stockholder's
                    Shares      Amount      Shares      Amount       Shares     Amount    in Capital      Deficit)         Equity
                    ------      ------      ------      ------       ------     ------    ----------      --------         ------
Balance,
  June 30, 2004    3,400,000  $2,966,500         --  $        --    2,060,573   $ 2,061   $ 6,938,810   $(10,492,343)  $  (584,972)

 Issuance of
  Series D
  Preferred
  stock,
  net of
  offering
  cost
  (Note 11)               --          --  2,000,000    1,931,456           --        --            --             --     1,931,456
 Issuance of
  common
  stock in
  exchange
  for Series C
  Preferred
  Stock
  (Note 11)               --          --         --           --      583,333       583       699,417             --       700,000
 Fair value of
  re-priced
  warrants
  as dividends
  on Series
  B Preferred
  Stock (Note 11)         --          --         --           --           --        --       340,000       (340,000)           --
 Fair value of
  re-priced
  warrants
  pursuant to
  Series D
  Preferred
  Stock
  offering
  (Note 11)               --          --         --           --           --        --        29,020             --        29,020
 Purchase and
  cancellation
  of
  common stock            --          --         --           --       (3,070)       (3)         (641)           --           (644)
 Accretion of
  redemption
  value of
  Series A
  Preferred
  Stock
  (Note 11)               --          --         --           --           --        --       (66,681)            --       (66,681)
 Dividends on
  preferred
  stock                   --          --         --           --           --        --            --        (89,266)      (89,266)
      Net loss            --          --         --           --           --        --            --     (3,491,003)   (3,491,003)
                   ----------  ---------- ----------  -----------   ----------   -------   -----------   ------------   -----------
 Balance
  June 30, 2003    3,400,000   2,966,500  2,000,000    1,931,456    2,640,836     2,641     7,939,925    (14,412,612)   (1,572,090)

                                          (See accompanying notes to Financial Statements)

                                                      SUPERIOR GALLERIES, INC.
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       FOR THE YEARS ENDED JUNE 30, 2004 AND 2003 (CONTINUED)

                         Series B               Series D                                                  Retained
                     Preferred Stock        Preferred Stock                               Additional      Earnings         Total
                   --------------------    --------------------      Common                  paid      (Accumulated    Stockholder's
                    Shares      Amount      Shares      Amount       Shares     Amount    in Capital      Deficit)         Equity
                    ------      ------      ------      ------       ------     ------    ----------      --------         ------
Reverse split
  adjustment              --          --         --           --            6        --            --             --            --
 Issuance of
  common
  stock
  (Note 11)               --          --         --           --    1,845,100     1,845            --             --         1,845
 Fair value
  of options
  granted                 --          --         --           --           --        --        22,094             --        22,094
 Accretion of
  redemption
  value of
  Series A
  Preferred
  Stock
  (Note 11)               --          --         --           --           --        --       (50,031)            --       (50,031)
 Dividends
  on preferred
  stock                   --          --         --           --           --        --            --        (37,500)      (37,500)
    Net income            --          --         --           --           --        --            --        552,265       552,265
                   ---------- ----------- ---------- ------------  -----------  --------  ------------  -------------  ------------
Balance,
  June 30, 2004    3,400,000  $2,966,500  2,000,000  $ 1,931,456    4,485,942   $ 4,486   $ 7,911,988   $(13,897,847)  $(1,083,417)
                   ========== =========== ========== ============  ===========  ========  ============  =============  ============

                                          (See accompanying notes to Financial Statements)

                                                                 F-9

                            SUPERIOR GALLERIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                  Year Ended       Year Ended
                                                 June 30, 2004    June 30, 2003
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES                      --               --

Net income (loss)                                $   552,266      $(3,491,003)
Adjustments to reconcile net income
 (loss) to net cash
 used in operating activities:
Depreciation and amortization                         93,781          127,376
Bad debts                                                 --          130,714
Loss on retirement of property and
 equipment                                            32,864           48,786
Loss on investments                                       --           16,872

Impairment of goodwill                                    --          591,521
Fair value of options, warrants and
 common stock granted                                 22,094           29,020
Increase (decrease) in cash from
 changes in assets and
 liabilities
    Accounts receivable                             (887,167)       2,428,989
    Other receivables                                     --           26,844
    Inventories                                   (3,609,158)         786,409
    Prepaid expenses and other                        39,214          (34,631)
    Other assets                                       2,679          222,609
    Auction and customer advances, net            (2,906,538)      (1,647,167)
    Accounts payable and accrued expenses            422,671         (124,791)
    Customer deposits                                     --         (241,880)
                                                 ------------     ------------

Net cash used in operating activities             (6,237,294)      (1,130,332)
                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                  (55,757)         (48,464)
Proceeds from sale of property and equipment
                                                      10,174           20,480
Collection on sale note receivable                        --           69,286
                                                 ------------     ------------

Net cash (used in) provided by investing
 activities                                          (45,583)          41,302
                                                 ------------     ------------

                (See accompanying notes to Financial Statements)

                                  SUPERIOR GALLERIES, INC.
                                  STATEMENTS OF CASH FLOWS


                                                              Year Ended        Year Ended
                                                             June 30, 2004     June 30, 2003
                                                             -------------     -------------
  CASH FLOWS FROM FINANCING ACTIVITIES

  Borrowings under related party line of credit                11,000,000                --
  Repayments under related party line of credit                (4,400,000)               --
  Borrowings under lines of credit                              3,300,000         2,500,000
  Repayments under lines of credit                             (3,300,000)         (376,393)
  Borrowings under notes payable                                       --         2,191,325
  Repayments under notes payable                                  (63,840)       (4,212,002)
  Borrowings under related party debt                                  --           359,970
  Repayments under related party debt                            (459,970)               --
  Repayments on obligations under capital lease                        --            (3,646)
  Repayments under repurchase agreement                                --          (556,361)
  Issuance of common shares                                         1,845                --
  Issuance of Series D preferred shares, net of offering
   expenses                                                            --         1,931,456
  Purchase of common stock for cancellation
                                                                       --              (644)
  Payment of dividends on preferred stock                         (37,500)          (89,267)
                                                             -------------     -------------
  Net cash provided by financing activities                     6,040,535         1,744,438
                                                             -------------     -------------

  Net (decrease) increase in cash and equivalents                (242,342)          655,408

  Cash and cash equivalents beginning of year                     688,872            33,464
                                                             -------------     -------------
  Cash and cash equivalents, end of year                     $    446,530      $    688,872
                                                             =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year
  for:
  Interest                                                   $    749,393      $    458,124
                                                             =============     =============
  Income taxes                                               $      9,008      $      2,310
                                                             =============     =============

                      (See accompanying notes to Financial Statements)

                                            F-11

                            SUPERIOR GALLERIES, INC.
                            STATEMENTS OF CASH FLOWS


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

During the years ended June 30, 2004 and 2003, the Company completed non-cash transactions as follows:

                                                      Year Ended    Year Ended
                                                    June 30, 2004  June 30, 2003
                                                    -------------  -------------
     NON-CASH INVESTING AND FINANCING ACTIVITIES

     Accretion of redemption value of
          Series A Preferred stock                       50,031       66,681
     Series A preferred stock redemption liability      687,500           --
     Issuance of common stock on conversion
          of Series C preferredstock                         --      700,000
     Fair value of re-priced warrants as
          dividends on Series B preferred stock              --      340,000
     Cancellation of treasury common stock                   --          644

                (See accompanying notes to Financial Statements)

                            SUPERIOR GALLERIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS

         Superior Galleries, Inc. ("Superior" or the "Company") is a wholesaler, retailer, and auctioneer of rare coins. The Company is based in Beverly Hills, California. On June 30, 2003 as part of a reincorporation in the State of Delaware the Company's name was changed to Superior Galleries, Inc. from Tangible Asset Galleries, Inc. Additionally, the Company's subsidiary Superior Galleries, Inc., a Nevada corporation, name was changed to Superior Galleries Beverly Hills, Inc. ("SGBH"). As of July 1, 2003, all operations in SGBH ceased and were transferred to Superior.

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         At June 30, 2003, the consolidated financial statements include the accounts of Superior and SGBH. At June 30, 2004 the financial statements include only the accounts of Superior as all the accounts and operations in SGBH were transferred effective July 1, 2003. For purposes of presentation, the balances as at and the results of operations for the year ended June 30, 2003 were consolidated, but the balances as at and the results of operations for the year ended June 30, 2004 were not consolidated. The corporate charter of SGBH was surrendered during the year ending June 30, 2004.

         For purposes of the consolidated financial statements during the year ending, and, at June 30, 2003, all significant inter-company balances and transactions have been eliminated in consolidation.

         See also Note 14 for discussions of going concern matters.

         RECLASSIFICATIONS

         Certain amounts may have been reclassified in the 2003 consolidated financial statements to conform to the basis of presentation used in 2004. Such amounts, if any, are not material.

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

         INVENTORIES

         Inventories consisting of rare coins are stated at the lower of cost (on a specific identification basis) or market.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

         The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected un-discounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At June 30, 2004 and 2003, management of the Company has not identified any impaired assets.

         GOODWILL

         Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill be tested for impairment on an annual basis. As the Company recorded goodwill for its purchase of its SGBH subsidiary in July 2001, it tested the goodwill for impairment during the quarter ended December 31, 2002. Management estimated the fair value of the reporting unit (i.e. Company as a whole) using a present value model on estimated future cash flows. This value was then adjusted to calculate the implied fair value of goodwill based on the allocation of the reporting units assets and liabilities. The calculation identified that the implied fair value was less than the carrying amount of goodwill, indicating that the goodwill had been impaired. Based on this analysis, goodwill was determined to be fully impaired and the Company had recorded an impairment of goodwill charge to operations of $591,521 during the quarter ended December 31, 2002.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Areas where significant estimation is involved include, but are not limited to, the evaluation of the collectibility of accounts receivable, and, auction and customer advances, and the realizability and valuation of inventories.

         REVENUE RECOGNITION

         The Company generates revenue from wholesale and retail sales of rare coins and precious metals bullion. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties.

         The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of June 30, 2004 and 2003, management has established an accounts receivable reserve of $259,007 and $270,663, respectively.

         Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

         The Company also sells rare coins to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year. The Company grants credit to retail customers based on extensive credit evaluations and for existing retail customers based on established business relationships and payment histories. When a retail customer is granted credit, the Company generally collects a payment of 25% of the sales price, establishes a payment schedule for the remaining balance and holds the merchandise as collateral as security against the customer's receivable until all amounts due under the credit arrangement are paid in full. If the customer defaults in the payment of any amount when due, the Company may declare the customer's obligation in default, liquidate the collateral in a commercially reasonable manner using such proceeds to extinguish the remaining balance and disburse any amount in excess of the remaining balance to the customer.

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

         The Company has a return policy (money-back guarantee). The policy covers retail transactions involving graded rare coins only. Customers may return graded rare coins purchased within 7 days of the receipt of the rare coins for a full refund as long as the rare coins are returned in exactly the same condition as they were delivered. In the case of rare coin sales on account, customers may cancel the sale within 7 days of making a commitment to purchase the rare coins. The receipt of a deposit and a signed purchase order evidences the commitment.

         Historically, the Company's retail customers have not exercised their rights to money-back guarantees and as such, the Company's management has not provided a reserve for sales returns in the accompanying financial statements. Revenues from the sale of consigned goods are recognized as commission income on such sale if the Company is acting as an agent for the consignor. If in the process of selling consigned goods, the Company makes an irrevocable payment to a consignor for the full amount due on the consignment and the corresponding receivable from the buyer(s) has not been collected by the Company at that payment date, the Company records that payment as a purchase and the sale of the consigned good(s) to the buyer as revenue as the Company has assumed all collection risk.

         The Company's auction businesses generate revenue in the form of commissions charged to buyers and sellers of auction lots. Auction commissions include buyers' commissions, sellers' commissions, and buyback commissions, each of which are calculated based on a percentage of the hammer price.

         Buyers' and sellers' commissions are recognized upon the confirmation of the identification of the winning bidders. Funds charged to winning bidders include the hammer price plus the commission. Only the commission portion of the funds received by winning bidders is recorded as revenue.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED)

         Buyback commissions represent an agreed upon rate charged by the Company for goods entered in the auction and not sold. Goods remain unsold when an auction lot does not meet the consignor reserve, which is the minimum sales price as determined prior to auction, and when items sold at auction are returned subsequent to the winning bidder taking possession. Buyback commission is recognized along with sellers' commission or at the time an item is returned. Returns from winning bidders are very limited and primarily occur when a rare coin sold auction has an error in its description in which the winner bidder relied upon to purchase the item.

         ADVERTISING

         Advertising costs are expensed as incurred. During the years ended June 30, 2004 and 2003, advertising expenses were $578,116 and $502,260 respectively.

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

         STOCK-BASED COMPENSATION

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted under SFAS No. 123 and as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 123", the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations, and provides the pro forma disclosure. Accordingly, compensation cost for the stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)

         Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123, and is to be determined as if the Company had accounted for its employee stock options granted under the fair value method pursuant to SFAS 123, rather than the intrinsic method pursuant to APB 25. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions for 2004 (there were no options granted in 2003):

                                                        2004         2003
                                                        ----         ----

                  Risk free interest rate             1 - 2%          n/a
                  Dividends                              --           n/a
                  Volatility factor                     275%          n/a
                  Expected life                       1 - 3 years     n/a

                  For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information for years ending June 30, 2004 and 2003 as follows:

                                                       2004             2003
                                                       ----             ----

         Net income (loss) applicable to
                  common shares,
                  as reported                      $    464,735     $(3,986,951)
         Less: Total stock-based employee
                  compensation
                  Expense determined under
                  Black-Scholes
                  option pricing model, net
                  of tax effects                         21,030              --
                                                    ------------    ------------

         Pro forma net income (loss)                $   443,705     $(3,986,951)
                                                    ============    ============
         Earnings (loss) per share - as reported:
                  Basic                             $      0.11     $     (1.75)
                  Diluted                           $      0.06     $     (1.75)

         Earnings (loss) per share - pro forma:
                  Basic                             $      0.10     $     (1.75)
                  Diluted                           $      0.05     $     (1.75)

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE

         Basic "Earnings Per Share ("EPS")," is computed as net income (loss) applicable to common shares divided by the weighted average number of common shares outstanding for the period. Net income (loss) applicable to common shares is calculated as net income (loss) less dividends and accretion on preferred stock. Dividends and accretion on preferred stock totaled $37,500 and $50,031, respectively, for the year ended June 30, 2004. Dividends and accretion on preferred stock totaled $429,267 and $66,681, respectively, for the year ended June 30, 2003. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total potential common shares that have not been included in the calculation of diluted net loss per common share totaled 5,671,209 at June 30, 2003, as the effects of such are anti-dilutive for that year. All share and per share amounts have been retroactively adjusted for the effect of a one-for-twenty reverse stock split of the Company's common stock at June 30, 2003.

         SEGMENT REPORTING

         The Company adopted SFAS No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements. The Company views its operations and manages its business as one segment, collectibles.

         COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no effect on the accompanying financial statements, because the Company had and continues to have no other components of comprehensive income.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CUSTOMER AND VENDOR CONCENTRATIONS

         During the years ended June 30, 2004 and 2003, the Company had no customer that accounted for 10% or more of the Company's net sales. As of June 30, 2004, the Company had one customer that represented 18% of accounts receivable as of such date; and as of June 30, 2003, the Company had two customers that represented 31% of accounts receivable as of such date.

         During the years ended June 30, 2004 and 2003, the Company did not purchase 10% or more of its inventories from any single vendor. As of June 30, 2004, the Company had no vendor that represented more than 10% of accounts payable of such date; and as June 30, 2003 the Company had one vendor that represented more than 21% of accounts payable as of such date.

         RISKS AND UNCERTAINTIES

         MARKET RISK

         Over time, market demand for investment grade coins will vary due to perceived scarcity, subjective valuation, general consumer trends, variations in the price of precious metals, and other general economic conditions. The Company derives a significant portion of its revenues from wholesale dealers and retail collectors on the sales of investment grade coins. Declines in market demand for investment grade coins would likely cause a decrease in annual sales revenue and have an overall negative effect on operations.

         INVENTORY RISK

         The Company purchases investment grade coins from dealers and collectors and assumes the inventory and price risks of these items until sold. If the Company were unable to sell such inventory, or if the prices were insufficient to generate a profit, or if the market value of such inventory were to decline, the ultimate amounts realized by the Company from the sale of such inventory could be less than the carrying values reflected in the accompanying balance sheets.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of its cash, accounts receivable, line of credit, accounts payable and accrued expense; note payable and notes payable to related parties. Management has determined that, except for notes payable (see Note 9) to related parties, the fair values of the Company's financial instruments approximate their carrying values at June 30, 2004 and 2003. Management was unable to determine the fair value of the notes payable to related parties, as an active market for such instruments does not exist.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.       INVENTORIES

         Inventories are comprised of the following:

                                                   June 30, 2004   June 30, 2003
                                                   -------------   -------------
         Rare coins                                 $ 6,106,593     $ 2,147,435
         Fine and decorative arts                            --       1,015,138
         Reserve                                             --        (665,138)
                                                    ------------    ------------
                                                    $ 6,106,593     $ 2,497,435
                                                    ============    ============

         Inventory totaling $1,228,813 and $904,677 was on consignment with third parties at June 30, 2004 and 2003, respectively. Inventory totaling $0 and $171,562, was held for display at the residence of the chief executive officer at June 30, 2004 and 2003, respectively.

         The Company, from time to time, enters into joint ventures or purchase financing agreements with third parties that include vendors and customers for the purchase and sale of specific rare coins or fine collectibles. These agreements may include profit sharing provisions ranging from 25% to 50% of the gross profit on specific transactions adjusted for agreed upon expenses and interest costs. At any given time, the Company may be involved in up to 10 of these agreements. As of June 30, 2004 and 2003, inventory totals reflected the Company's total appropriate ownership and does not include any minority interest claims in regard to such joint venture or partnership arrangements.

         The inventory reserve of $665,138 at June 30, 2003 is the result of management's estimate of the liquidation value of the entire Art inventory based on management's decision to exit the Art business segment. The Company completed the liquidation of the Art inventory in October 2003 (see Note 13).

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                        June 30,        June 30,
                                                         2004            2003
                                                       ----------     ----------

          Furniture and equipment                      $ 133,847      $ 232,615
          Computer equipment                             216,674        268,906
          Vehicles                                            --         24,676
          Leasehold improvements                         111,580        152,542
                                                       ----------     ----------
                                                         462,101        678,739

         Accumulated depreciation and amortization      (326,740)      (462,315)
                                                       ----------     ----------

                                                       $ 135,361      $ 216,424
                                                       ==========     ==========

         Depreciation expense for the years ended June 30, 2004 and 2003 were $93,781 and $127,376, respectively.

4.       GOODWILL

         On July 6, 2001, the Company recorded goodwill for its purchase of its SGBH subsidiary in the amount of $591,521. The Company tested the goodwill for impairment during the quarter ended December 31, 2002. Management estimated the fair value of the reporting unit (i.e. Company as a whole) using a present value model on estimated future cash flows. This value was then adjusted to calculate the implied fair value of goodwill based on the allocation of the reporting units assets and liabilities. The calculation identified that the implied fair value was less than the carrying amount of goodwill, indicating that the goodwill had been impaired. Based on this analysis, goodwill was determined to be fully impaired and the Company recorded an impairment of goodwill charge to operations of $591,521 during the year ended June 30, 2003.

5.       AUCTION AND CUSTOMER ADVANCES

         Superior has established two short-term lending programs consisting of
         (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and, (ii) advancing customers cash based on the customer's assigning specific rare coins in their inventory to Superior as collateral. Superior can advance a customer up to 70% of consigned or assigned rare coin(s)' wholesale value. For auction advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Superior will retain control of the assigned inventory until the customer repays the advance. Auction and customer advances consist of the follows:

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                 June 30, 2004  June 30, 2003
                                                 -------------  -------------
                  Auction advances                $4,453,873     $3,495,335


                  Customer inventory advances      1,948,000             --
                                                  -----------    -----------
                                                  $6,401,873     $3,495,335
                                                  ===========    ===========

6.       LINE-OF-CREDIT - RELATED PARTY

         On October 13, 2003, Superior executed a Commercial Loan and Security Agreement ("LOC"') with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc., to provide the Company with a $7.5 million line of credit for purposes of financing inventory, auction advances and inventory loans to other rare coin dealers and collectors. The LOC bear interest at the prime-lending rate (4.00% at June 30, 2004) and is secured by substantially all of Superior's assets. The LOC expires on October 1, 2004. As of June 30, 2004 the outstanding LOC balance was $6,600,000. This balance reflects the net borrowing against the LOC for the year ended June 30, 2004.

         During the year ended June 30, 2004, Superior incurred interest expense on the line of credit - related party totaling $104,206.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.       LINES-OF-CREDIT

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum (11% at June 30, 2003), were secured by the inventory of the Company and a personal guarantee of the Company's chief executive officer and a principal stockholder, and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provided for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of the Company and to consider the default cured at that time. The amendment also required monthly interest payments beginning on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that the Company will be able to negotiate a repayment schedule for this obligation on terms acceptable to the Company. The Company is current with monthly interest payments, but has not made principal repayments during the years ended June 30, 2004 and 2003. As of June 30, 2004 the outstanding balance was $2,500,000.

         On February 21, 2003, the Company entered into an oral auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for the sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC was $2,000,000 and it bore interest at rate of 10% per annum with interest payable monthly. The Auction LOC was secured by the collateralization of inventory consigned by Superior's auction advance customers and the assignment of the auction advance agreements to the private lender. The lender could have terminated this arrangement and demanded payment at any time. In September 2003, the private lender agreed to temporarily increase the Auction LOC maximum limit to $2,800,000. On October 28, 2003, the Auction LOC was repaid in full and the lender and the Company mutually agreed to terminate the agreement.

                                             SUPERIOR GALLERIES, INC.
                                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                                June 30, 2004      June 30, 2003
                                                                                -------------      -------------
         Note payable for acquisition of assets of SGBH, secured by assets acquired, and guaranteed by the Company and principal stockholder and chief executive officer. The loan provided for periodic payments through January 2002, however, payments were suspended by the Company.
         The Company renegotiated payment terms by increasing the note balance by $49,110 to cover unpaid interest, establishing a new rate of 4.5%
         over prime lending rate, to be paid in biweekly installments over one year. In November 2002 , the Company and creditor renegotiated the payment terms. The Company made a lump-sum payment of $179,350 and renegotiated the terms of payment for the balance due with the creditor. The Company made ten principal and interest installments of
         $19,133 each that began on December 1, 2002 with interest at the rate of 12% per annum. The note payable was repaid in full on September 1,
         2003.                                                                             -       $      56,832

         Long-term  loan  agreement  dated October 17, 2000,  secured by a delivery  van,  payable in 60 monthly  installments  of principal and  interest at an annual  interest  rate of 5.9%.  The loan was
         repaid in full on December 16, 2003.                                              -               7,008
                                                                                -------------      --------------
                                                                                           -              63,840
         Less current portion                                                              -             (56,832)
                                                                                -------------      --------------
                                                                                $          -       $       7,008
                                                                                =============      ==============

                                                       F-25

                                            SUPERIOR GALLERIES, INC.
                                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.       NOTES PAYABLE TO A RELATED PARTY

         Notes payable to a related party consist of the following:
                                                                                June 30, 2004      June 30, 2003
                                                                                -------------      -------------
         Subordinated note payable to Company's chief executive officer and principal stockholder "CEO", secured by inventory, bearing interest at
         9% per annum. In April 2002 the note was renegotiated to include quarterly installment payments of $150,000 plus accrued interest. No principal payments had been made. In February 2003, pursuant to the sale of Series D preferred stock (Note 10), the note was amended to include quarterly payments of principal of $50,000 commencing September
         30, 2003. The current portion of the Notes Payable to a Related Party reflect the current portion of the subordinated note payable. During the year ending June 30, 2004, $100,000 of principal payments were made. The CEO has verbally agreed to delay two principal payments of
         $50,000 each that were due on March 31, 2004 and June 30,
         2004 to September 30, 2004                                             $    900,000       $ 1,000,000

         Demand note payable to Company's chief  executive  officer and principal  stockholder that bore interest at 12% per annum. On
         October 23, 2003,  the Company  repaid the loan as part of the
         sale of its art inventory to the CEO (see Note 13)                                -           289,970

         Demand note payable to Company's chief  executive  officer and principal  stockholder that bore interest at 12% per annum. On
         October  23,  2003,  the  Company  repaid  $60,030 of the loan principal as part of the sale of its art  inventory to the CEO
         (see Note 13). On February 4, 2004, the remaining  balance was
         repaid                                                                            -            70,000
                                                                                -------------      -------------
                                                                                     900,000          1,359,970
         Less current portion                                                       (300,000)          (559,970)
                                                                                -------------      -------------
                                                                                $    600,000       $    800,000
                                                                                =============      =============

                                                      F-26

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.       NOTES PAYABLE TO A RELATED PARTY (CONTINUED)

         Interest expense incurred to related parties during the year ended June 30, 2004 and 2003 totaled $101,392 and $121,855 respectively. Future minimum payments under notes payable to a related party are as follows:

                        Year Ending
                          June 30                      Amount
                          -------                      ------

                            2005                      $300,000
                            2006                      $200,000
                            2007                      $200,000
                            2008                      $200,000
                                                      --------
                                                      $900,000
                                                      ========

10.      INCOME TAXES

         The provision for income taxes consists of the following components:

                          Year Ended         Year Ended
                        June 30, 2004       June 30, 2003
                       ---------------     ---------------
         Current:
           Federal     $           --      $           --
         State                 12,456              13,396
                       ---------------     ---------------
                               12,456              13,396
                       ---------------     ---------------
         Deferred:
           Federal                 --                  --
           State                   --                  --
                       ---------------     ---------------
                       $       12,456      $       13,396
                       ===============     ===============

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.      INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                    June 30, 2004  June 30, 2003
                                                    -------------  -------------
         Deferred tax assets:
            Unearned income                         $     7,465    $     6,941
            Net operating loss carryforwards          3,746,449      3,040,308
            Inventory reserve                                --        264,954
            Goodwill                                    202,726        204,211
            Intangible asset                              8,389          7,800
           Accrued vacation pay                          29,171         22,096
           Allowance for doubtful accounts              110,959        189,762
           Contributions                                  1,187          1,104
           Options and warrants not exercised            54,489         41,865
           Depreciation                                  11,553         36,063
           Other                                          7,772        308,538
                                                    ------------   ------------
         Gross deferred tax assets                    4,180,160      4,123,592
         Valuation allowance                         (3,987,921)    (4,011,206)
                                                    ------------   ------------
              Deferred tax assets, net of reserve       192,239        112,386
         Deferred tax liabilities:
            Depreciation                               (192,239)      (112,386)
                                                    ------------   ------------
         Net deferred tax liabilities               $        --    $        --
                                                    ============   ============

         At June 30, 2004 and 2003, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company cannot determine that it is "more likely than not" they will be realized.

         The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for the fiscal periods as a result of:

                                             Year Ended         Year Ended
                                            June 30, 2004      June 30, 2003
                                            -------------      -------------
         Computed tax benefit                $   192,005       $ (1,182,386)

         Decrease (increase) in income
         tax benefit resulting from:

           Nondeductible expenses                 12,348              4,152
           State income tax expense               46,250              2,112
           Change in valuation allowance        (238,147)         1,173,586
           Other                                      --             15,932
                                            -------------      -------------
                                             $    12,456       $     13,396
                                            =============      =============

10.      INCOME TAXES (CONTINUED)

         At June 30, 2004, the Company has a Federal tax net operating loss

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         ("NOL") carryforward of approximately $9,620,000, which expires at various dates though 2023, and a state net operating loss carryforward of approximately $5,370,000, which expires at various dates through 2012.

         A portion of the NOLs described above are subject to provisions of the Internal Revenue Code ss.382 which limits the use of NOL carryforwards when changes of ownership of more than 50% occur during a three-year testing period. During the year ended June 30, 2003, the cumulative effects of Stanford's investment in the Company through the Sale of Series B and Series D preferred stock on April 3, 2002 and February 14, 2003, respectively, the Company ownership changed by more than 50%. The issues of common and preferred stock during the years-ended June 30, 2002 and 2003 will limit the use of these NOLs. Further changes in common or preferred stock ownership in future years potentially limit the use of NOLs. The effect of such limitations has yet to be determined. In addition, NOL carryforwards for the purposes of offsetting California state taxable income have been suspended for the tax years beginning in 2002 and 2003.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.      EQUITY

         AUTHORIZED CAPITAL CHANGES

         On June 30, 2003, the Company's stockholders at the Annual Meeting of the Shareholders approved both an amendment to the Company's articles of incorporation to effect a one-for-twenty reverse split of the Company's common shares and the Company's re-incorporation into the State of Delaware with authorized common stock of 12,500,000 and preferred stock of 10,000,000. The Series A, B and D preferred shares retained the same rights and privileges as previously granted. All common share amounts presented have been retroactively adjusted to reflect a one-for-twenty reverse stock split.

         COMMON STOCK TRANSACTIONS

         On December 26, 2002, the Company purchased 3,222 of its own common stock for $644. The common stock was held as treasury shares until they were cancelled on March 26, 2003.

         On July 24, 2003, the Company issued 1,845,100 common shares pursuant to the exercise of 1,845,100 warrants to purchase the Company's common stock with an exercise price of $0.001 per common share (see additional discussion of warrants in Sale of Series D Convertible Preferred Stock below).

         SALE AND REDEMPTION OF SERIES A CONVERTIBLE PREFERRED STOCK

         On July 3, 2001, the Board of Directors of the Company authorized 15,000,000 shares of $.001 par value preferred stock and simultaneously, the Company commenced a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carried an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, was convertible into 11 shares of the Company's common stock and provided for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies. In addition, the Series A Preferred Stockholders had lien rights on the Company's inventory. The Company was prevented for allowing any liens on inventory, unless subordinated to the interests of the Series A Preferred Stockholders. The interest was 150% of the aggregate value of the outstanding Series A Preferred Stock, or $937,500 at June 30, 2003. The offering closed on October 31, 2001 with sales of 125,000 shares of preferred stock with aggregate proceeds from the offering of $625,000. The Series A Preferred Stock was redeemable after March 31, 2004 for cash, at the option of the holder, in the amount of $5.50 per share, with such aggregate amount for each holder payable in ten (10) equal quarterly installments, the first such payment due the quarter immediately following the redemption date. Since the option to redeem into cash was at the option of the holder, the Company had classified this security on the balance sheet outside of stockholders' equity. The Series A Preferred Stock would have automatically converted into shares of the Company's common stock upon sale of all the Company's assets, any merger or consolidation where the Company was not to survive, or any sale or exchange of all outstanding shares on the company's common stock. Prior to the reincorporation and merger of the Company into a Delaware corporation on June 30, 2003, the Series A Preferred Stock's certificate of designation was amended, as approved by a majority of the Series A Preferred.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.      EQUITY (CONTINUED)

         SALE AND REDEMPTION OF SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

         Stockholders, so that the Series A Preferred Stock would not automatically convert into shares of the Company's common stock as a result of the reincorporation and merger. The Company had the option to redeem the Series A Preferred Stock for cash in the amount of $5.10 per share, or for shares of the Company's common stock in accordance with the conversion rate, in the event the closing quoted market price of the Company's common stock is greater than or equal to $18.00 for any consecutive five day period.

         Since the redemption amount of the Series A Preferred Stock exceeded the net proceeds of the offering, the carrying value of the issuance was being increased through accretion up to the future redemption value at the redemption date, March 31, 2004.

         The offering required that the Company file a registration statement of the common stock of the Company issuable upon the conversion of the Series A Preferred Stock sixty days following the closing of the offering, or March 31, 2002. Because the Company was engaged in negotiations for a private placement of a Series B preferred stock that would also require a registration statement, the Company did not timely file the registration statement pursuant to the offering of the Series A Preferred Stock, but rather planned on combining the two registration statements. As of June 30, 2003 no registration statement had been filed. As a result, the Company was obligated to issue warrants to purchase an aggregate of 6,250 shares of common stock of the Company to the holders of the Series A Preferred Stock with an exercise price equal to the average of the closing price of the common stock for the five days preceding the date the registration statement should have been filed with an exercise period of three years.

         On March 31, 2004, in accordance with the redemption provisions of the Series A Preferred Stock, all the holders of the Series A Preferred Stock requested the redemption of their shares. However, because the Company's liabilities did and currently exceed its assets, the Company is prohibited under Delaware corporation law from commencing the redemption. The Company has informed the stockholders of the redemption provision. The Company intends to begin the redemption once it is legally allowed to do so. The company has reflected the Series A Preferred Stock redemption payable as a liability on its Balance Sheet. As of June 30, 2004, the balance payable with respect to the Series A Preferred Stock redemption is $687,500. Of this amount, $343,750 is reflect as a current liability. The Company will continue to make quarterly dividend payments as long as the Series A Preferred Stock redemption payable remains outstanding.

         Future minimum payments under the Series A Preferred Stock redemption payable are as follows:

                        Year Ending
                          June 30                     Amount
                          -------                     ------

                            2005                     $343,750
                            2006                     $343,750
                                                     --------
                                                     $687,500
                                                     ========

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.      EQUITY (CONTINUED)

         SALE OF SERIES D CONVERTIBLE PREFERRED STOCK

         On February 14, 2003, the Company issued 2,000,000 shares of newly created Series D $1.00 convertible preferred stock ("Series D stock") for a purchase price of $2,000,000 pursuant to a stock purchase and warrant agreement ("purchase agreement") with Stanford. On that date $1,500,000 of the purchase price was paid with $500,000 in cash and the conversion of $1,000,000 in bridge loans that Stanford granted to the Company in anticipation of the closing of the purchase agreement. The balance of the purchase price less interest due on the converted bridge loans and legal fees was paid on March 14, 2003. The Series D stock is convertible into common shares of the company at any time at the option of Stanford at the conversion rate 0.833333 common shares for each Series D share subject to certain anti-dilution adjustments. The Series D stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series D stock is convertible. The purchase agreement also provided for the reduction to $0.001 per common share of the purchase price of 1,500,000 warrants that were issued to Stanford and their designated warrant holders as part of the Series B stock sale in April 2002. In connection with warrant price reduction the Company recorded a dividend of $300,000 on the Series B stock as its estimate of the fair value of the transaction. The reduced warrant price contemplated the reverse stock split that was provided for in the purchase agreement and that was subsequently approved by the Company's stockholders on June 30, 2003. The warrants were exercised on July 24, 2003. Concurrently with the closing of the purchase agreement, the Company, Stanford and the CEO enter into a share exchange and note modification agreement ("modification agreement"). Under the modification agreement the CEO exchanged 7,000 Series C shares of the Company for 583,333 common shares of the Company. The modification agreement provided for a reduction to $0.001 per common share of the exercise price of 345,100 warrants that were previously issued to the CEO. The previously issued warrants consist of 200,000 warrants issued in connection with the Series B stock in April 2002 and 145,100 warrants issued in connection with personal loan guarantees by the CEO for the Company's debt. In connection with the warrant price reductions the Company recorded a dividend of 40,000 on the Series B stock and interest expense of $29,020 as its estimates of the fair value of the transactions. The reduced warrant price contemplated reverse stock split that was provided for in the purchase agreement and that was subsequently approved by the Company's stockholders on June 30, 2003. The warrants were exercised on July 24, 2003. Additionally, the CEO agreed to amend his $1,000,000 promissory note due from the Company, to provide for quarterly principal payments of $50,000 that were to commence on September 30, 2003 (Note 9).

         The shareholders of preferred stock issued by the Company have a liquidation preference over the common shareholders. The Series A Preferred shareholders have primary preferential liquidation rights at $5.10 per share, followed by the Series B and Series D Preferred shareholders at $1.00 per share each.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.      EQUITY (CONTINUED)

         STOCK OPTIONS

         During the year ended June 30, 2004, the Company granted to certain employees and non-employees, 410,000 stock options to purchase common stock at an average exercise price of $0.77. The range of exercise prices of options issued during the year was $0.24 to $1.01. Certain stock options vest immediately and others vest over time. All are exercisable over period of up to four years and expire at earlier of five years after the vesting date of each option or one month after the termination of employment or service agreement with the Company. The stock options were granted at strike prices, which were set at closing price of the Company's stock as listed on the NASDAQ Over-the-counter Bulletin Board and Pink Sheets as of the date of grant. During the year ended June 30, 2004, the Company cancelled 97,750 that expired or had not vested at the time of employees and non-employees discontinued service with the Company. The stock option grants during the year ended June 30, 2004 include 50,000 stock options to Board of Director members. No options were granted during the year ended June 30, 2003.

         The following table summarizes information about stock option transactions for the years shown:

                                                   Year Ended             Year Ended
                                                 June 30, 2004           June 30, 2003
                                           -----------------------    --------------------
                                                         Weighted                 Weighted
                                                          Average                  Average
                                           Option        Exercise      Option     Exercise
                                           Shares         Price        Shares      Price
                                          ---------     ----------    ---------   --------
         Outstanding at beginning of
         period                            113,750      $    6.05      119,750     $14.20
         Options granted                   410,000           0.77           --         --
         Options canceled                  (97,750)          3.74       (6,000)     25.45
         Options exercised                      --             --           --         --
                                          ---------     ----------    ---------    -------
         Outstanding at end of period      426,000      $    1.50      113,750     $ 6.05
                                          =========     ==========    =========    =======
         Exercisable at end of period      121,250      $    2.96       95,667     $ 6.76
                                          =========     ==========    =========    =======

         The weighted average remaining contractual life of the options outstanding at June 30, 2004, is 7.6 years.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.      EQUITY (CONTINUED)

         As of June 30, 2004 and 2003, the Company had reserved shares of common stock for the following purposes:

                                                    June 30,      June 30,
                                                     2004          2003
                                                  ----------    ----------

         Options                                    426,000       113,750
         Warrants                                   189,063     2,122,042
         Series A Convertible Preferred Stock            --        68,750
         Series B Convertible Preferred Stock     1,700,000     1,700,000
         Series D Convertible Preferred Stock     1,666,667     1,666,667
                                                  ----------    ----------

               Total                              3,981,730     5,671,209
                                                  ==========    ==========

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.      COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases office space in Beverly Hills and Newport Beach, California under operating lease agreements expiring in September 2007 and September 2004, respectively. Future minimum rental payments required under the above leases as of June 30, 2004 are as follows:

                   YEARS ENDING JUNE 30
                          2005                   $   261,135
                          2006                       224,376
                          2007                       224,376
                          2008                        56,094
                                                 ------------

                                                 $   765,981
                                                 ============

         Rent expense for all leases for the years ended June 30, 2004 and 2003 was $385,966 and $387,750 respectively.

         2003 OMNIBUS STOCK OPTION PLAN

         On May 1, 2003, the Company's Board of Directors approved, subject to shareholder approval which was obtained on June 30, 2003, a stock option plan to attract and retain competent personnel and to provide to participating officers, directors, employees and consultants long-term incentive for high levels of performance and for unusual efforts to improve the financial performance of the Company. The Plan provides for both incentive stock options specifically tailored to the provisions of the Internal Revenue Code and for options not qualifying as incentive stock options. Employees and consultants of the Company, including officers and directors, are eligible to receive options granted under the Plan. The shares subject to the options will generally be made available from authorized, but unissued shares. The Board of Directors ("Board") will administer the Plan. The Board has full authority to award options under the Plan, to establish the terms of the option agreements, and to take all other action deemed appropriate for administration of the Plan. This Plan replaced the 2000 Omnibus Stock Option Plan.

         2000 OMNIBUS STOCK OPTION PLAN

         On August 1, 2000, the Company's Board of Directors approved, subject to shareholder approval which was obtained, a stock option plan to attract and retain competent personnel and to provide to participating officers, directors, employees and consultants long-term incentive for high levels of performance and for unusual efforts to improve the financial performance of the Company. The Plan provides for both incentive stock options specifically tailored to the provisions of the Internal Revenue Code and for options not qualifying as incentive stock options. Employees and consultants of the Company, including officers and directors, are eligible to receive options granted under the Plan. The shares subject to the options will generally be made available from authorized, but unissued shares. The Board of Directors ("Board") will administer the Plan. The Board has full authority to award options under the Plan, to establish the terms of the option agreements, and to take all other action deemed appropriate for administration of the Plan. This Plan was terminated on May 1, 2003 and was replaced by the 2003 Omnibus Stock Option Plan.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         GUARANTEED LIQUIDITY AND BUY BACK

         The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $7,344,986 and $8,263,941 for years ended June 30, 2004 and 2003 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

         PROFIT SHARING PLANS

         The Company had a 401(k) profit sharing plan covering all employees who have met certain service requirements. Through December 31, 2002, employees were allowed to make contributions to the plan of up to 15% of their salary. The Company was required to make nondiscretionary matching contributions of 3% of eligible employees' salaries. Effective January 1, 2003 no further contributions by employees were permitted as all of the Company's employees became co-employees of Administaff, a professional employer organization. The Company terminated the plan effective January 1, 2004. The Company had failed to make timely nondiscretionary matching contributions, caught up prior to the plan termination, but may be subject to penalties. The amount of the potential penalties, if any, is indeterminable at this time.

         LEGAL PROCEEDINGS

         The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a material adverse effect on its financial condition or results of operations.

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

13.      RELATED PARTY TRANSACTIONS

         On January 31, 2003, the Company entered into a consulting agreement with Stanford Venture Capital Holdings, Inc., a principal stockholder to provide financial and advisory services for a three year period commencing on April 1, 2003. The annual fee for such services is $60,000 and is payable on a quarterly basis.

         On October 23, 2003, the Company's Board of Directors approved the sale of Superior's remaining fine art inventory to the Company's chief operating officer and a principal stockholder ("CEO"), who is also an independent dealer of fine art, for $350,000. The Company solicited bids from third parties and the bid from the CEO was the highest. The Company realized a gross profit of $15,860 on sale of the art inventory to the CEO. The sale was paid in full by reductions of notes payable to the CEO (see Note 8).

         On May 28, 2004, the Company's Board of Directors approved a short-term sub-lease of a portion of Superior's vacant Newport Beach facility to the CEO. The lease term is from June 1, 2004 through September 30, 2004 and provides for a monthly rental payment of $4,000. The sub-lease terminates concurrently with the Company's master lease of the Newport facility.

         See also notes 2, 6, 7, 8, 9 and 11 for discussion of additional transactions with related parties

14.      GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, although the Company has returned to profitability in the last six month of the year ended June 30, 2004, the Company continues to have negative cash flows from operations, significant debt that is callable on demand by the creditor, and has limited working capital. These items raise doubt about the Company's ability to continue as a going concern.

         The Company has made and is continuing to make efforts to raise additional permanent debt and equity and renegotiate debt. On February 14, 2003, the Company completed an additional equity capital financing of $2 million with Stanford and the Company's chief executive officer converted 7,000 shares of the Company's $100 Series C Preferred Stock into $700,000 of the Company's common stock (see Note 11).

         On September 30, 2003, the Company renegotiated a $2.5 million dollar line of credit (Note 7) that was in default and callable by the creditor. The default was cured, but the line of credit is callable with 5 days notice. Although management does not anticipate the creditor calling the loan, there can be no assurance that this obligation will not become immediately due. Given the current cash position of the Company, it would be unable to satisfy this obligation in cash. The Company continues to seek opportunities to refinance the line of credit with Stanford and is having on-going discussions with the lender to grant extended payments terms. However there can be no assurance that this obligation will be able to be refinanced on terms acceptable to the Company.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14.      GOING CONCERN (CONTINUED)

         In October 2003, the Company completed negotiations with Stanford to provide a line of credit of $7.5 million (see Note 6) for auction advances, inventory financing, and, inventory loans to other dealers and collectors. The Company is intending to request an expansion of the line of credit over the current limit of $7.5 million when the line of credit comes up for renewal on October 1, 2004. Although there can be no assurance that the Stanford line of credit will be renewed and expanded on terms acceptable to the Company, management believes that the line of credit will be sufficient to continue to fund the Company's operations.

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                          DESCRIPTION
   ------                          -----------

     2.1 Agreement and Plan of Merger dated June 30, 2003 by and between Tangible Asset Galleries, Inc. and Superior Galleries, Inc. (incorporated herein by this reference to Exhibit C to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
     3.1 Certificate of Incorporation of Superior Galleries, Inc. (including Certificates of Designation of Superior Galleries, Inc., relating to Series A $5.00 Redeemable 8% Convertible Preferred Stock, Series B $1.00 Convertible Preferred Stock and Series D $1.00 Convertible Preferred Stock) (incorporated herein by this reference to Exhibit D to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
     3.2 Bylaws of Superior Galleries, Inc. (incorporated herein by this reference to Exhibit E to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act under the Exchange Act on June 5, 2003).
     4.1 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit A to the definitive Proxy Statement of Tangible Asset Galleries, Inc., filed under the Exchange Act on June 5, 2003).
     4.2 Form of Nonqualified Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.2 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30,
             2003).
     4.3 Form of Employee Incentive Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit
             4.3 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
     4.4 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit G included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
     4.5 Form of Warrant to Purchase Common Stock Issued to Series A Preferred Stock Investors (incorporated herein by this reference to Exhibit 4.14 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.6 Warrant to Purchase 1,500,000 Shares of Common Stock dated June 15, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.9 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed on February 19, 2003).
     4.7 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.10 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.8 Warrant to Purchase 250,000 Shares of Common Stock dated June 26, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.11 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     4.9 Warrant to Purchase 250,000 Shares of Common Stock dated November 14, 2000 Issued to NRLP (incorporated herein by this reference to Exhibit 4.12 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).

   EXHIBIT
   NUMBER                          DESCRIPTION
   ------                          -----------

     4.10 Warrant to Purchase 500,000 Shares of Common Stock dated July 3, 2001 Issued to KSH Investment Fund LLP (incorporated herein by this reference to Exhibit 4.13 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
     9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (incorporated herein by this reference to exhibit E included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
    10.1 Lease dated September 20, 1999 by and between Tangible Asset Galleries, Inc. and LJR lido Partners LP (incorporated herein by this reference to Exhibit 10.6 to the Registration Statement on Form 10-SB/A of Tangible Asset Galleries, Inc. filed under the Exchange Act on November 24, 1999).
    10.2 First Amendment to Lease Agreement dated August 2001 by and between LWB Lido Financial, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.13 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    10.3 Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.14 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003)
    10.4 Registration Rights Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc. and holders of our Series B Preferred Stock, Series C Preferred Stock and Certain Warrants (incorporated herein by this reference to exhibit D included in
             Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
    10.5 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova. (incorporated herein by this reference to Exhibit 10.16 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    10.6 Employment Agreement dated December 27, 2002 between Tangible Asset Galleries, Inc. and Paul Biberkraut (incorporated herein by this reference to Exhibit 10.6 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
    14.1     Superior Galleries, Inc. Code of Ethics (filed herewith)
    99.1 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
    99.2 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
----------------