Form 10QSB
period 2004-09-30
SUPERIOR GALLERIES INC
filed 2004-10-25
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

         (Mark One)

         [ X ] Quarterly report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

         For the quarterly period ended September 30, 2004

         [   ] Transition report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

         For the transition period from _________ to _________

         Commission File No. 0-27121


                            SUPERIOR GALLERIES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

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

     Yes   [X]      No  [ ]


     State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date:

Title of each class of Common Stock          Outstanding as of October 15, 2004
-----------------------------------          ----------------------------------
Common Stock, $0.001 par value               4,509,942


     Transitional Small Business Disclosure Format (check one):

     Yes   [ ]     No   [X]

                                TABLE OF CONTENTS
                                -----------------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Balance Sheets at September 30, 2004 (Unaudited) and June 30, 2004.

         Statements of Operations (Unaudited) for the three months ended September 30, 2004 and 2003.

         Statements of Cash Flows (Unaudited) for the three months ended September 30, 2004 and 2003.

         Notes to Interim Financial Statements (Unaudited) at September 30,
         2004.


Item 2.  Management's Discussion and Analysis or Plan of  Operation.

Item 3.  Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


                                   PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                      SUPERIOR GALLERIES, INC.
                                           BALANCE SHEETS


                                                                  September 30,     June 30,
                                                                      2004            2004
                                                                   (Unaudited)
                                                                  ------------     ------------
                                               ASSETS
CURRENT ASSETS
   Cash                                                           $    64,216      $   446,530

   Accounts receivable, net of allowance for uncollectible
      accounts of $115,522 (Sep. '04) and $259,007 (Jun. '04)       3,373,010        3,712,866

   Auction and customer advances                                    5,020,881        6,401,873

   Inventories                                                      7,430,539        6,106,593

   Prepaid expense and other                                          105,080           50,574
                                                                  ------------     ------------

      Total current assets                                         15,993,726       16,718,436


Property and equipment, net                                           129,739          135,361

Other assets                                                               --           11,100
                                                                  ------------     ------------

      TOTAL ASSETS                                                $16,123,465      $16,864,897
                                                                  ============     ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit - related party                                 $ 7,500,000      $ 6,600,000

   Line of credit                                                   2,500,000        2,500,000

   Accounts payable and accrued expenses                            5,440,966        7,260,814

   Notes payable to a related party                                   350,000          300,000

   Series A stock redemption payable                                  412,500          343,750
                                                                  ------------     ------------

      Total current liabilities                                    16,203,466       17,004,564
                                                                  ------------     ------------

LONG-TERM LIABILITIES

   Notes payable to a related party, net of current portion           550,000          600,000

   Series A stock redemption payable, net of current portion          275,000          343,750
                                                                  ------------     ------------


      Total long-term liabilities                                     825,000          943,750
                                                                  ------------     ------------

         TOTAL LIABILITIES                                         17,028,466       17,948,314
                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 6, 7 AND 9)


                                      SUPERIOR GALLERIES, INC.
                                           BALANCE SHEETS

                                                                       September 30,        June 30,
                                                                           2004               2004
                                                                         (audited)
                                                                       -------------      -------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 3,193,000 shares undesignated,
      none outstanding

    Series B convertible preferred stock $1.00 par value
      3,400,000 shares designated 3,400,000 shares issued
      and outstanding with a liquidation preference of $3,400,000         2,966,500          2,966,500

    Series D convertible preferred stock $1.00 par value
      2,000,000 shares designated 2,000,000 shares issued
      and outstanding with a liquidation preference of $2,000,000         1,931,456          1,931,456

   Common stock, $0.001 par value, 12,500,000 shares
      authorized; 4,509,942 outstanding as of September 30, 2004
         and 4,485,942 outstanding as of June 30, 2004                        4,510              4,486

   Additional paid in capital                                             7,964,584          7,911,988

   Accumulated deficit                                                  (13,772,051)       (13,897,847)
                                                                       -------------      -------------

         Total stockholders' equity (deficit)                              (905,001)        (1,083,417)
                                                                       -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $ 16,123,465       $ 16,864,897
                                                                       =============      =============

                    See accompanying notes to unaudited interim financial statements

                                 SUPERIOR GALLERIES, INC.
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                               Three Months Ended
                                                          September 30,     September 30,
                                                              2004              2003
                                                          ------------      ------------
Net sales                                                 $ 8,512,805       $ 5,075,679
Commission income                                             756,791           840,679
                                                          ------------      ------------
TOTAL REVENUE                                               9,269,596         5,916,358

COST OF SALES                                               7,216,095         4,625,524
                                                          ------------      ------------

GROSS PROFIT                                                2,053,501         1,290,834

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                1,853,474         1,309,638
                                                          ------------      ------------

Income (loss) from operations                                 200,027           (18,804)
                                                          ------------      ------------

OTHER INCOME (EXPENSE)
   Interest income                                            101,075           131,605
   Interest expense                                          (174,506)         (160,819)
   Other expense, net                                              --           (19,524)
                                                          ------------      ------------
      Total other income (expense)                            (73,431)          (48,738)
                                                          ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES                      126,596           (67,542)

INCOME TAX PROVISION                                              800            (1,798)
                                                          ------------      ------------

NET INCOME (LOSS)                                         $   125,796       $   (65,744)
                                                          ============      ============

Calculation of net income (loss) per share:
Net income (loss)                                         $   125,796       $   (65,744)
Preferred stock accretion                                          --           (16,677)
Preferred stock dividend                                           --           (12,500)
                                                          ------------      ------------
Net income (loss) applicable to common shares             $   125,796       $   (94,921)
                                                          ============      ============

NET INCOME (LOSS) PER SHARE
   basic                                                  $      0.03       $     (0.02)
                                                          ============      ============
   fully diluted                                          $      0.02       $     (0.02)
                                                          ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   basic                                                    4,496,755         4,019,601
                                                          ============      ============
   fully diluted                                            8,169,985         4,019,601
                                                          ============      ============

             See accompanying notes to unaudited interim financial statements


                                      SUPERIOR GALLERIES, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                       Three Months Ended
                                                                  September 30,     September 30,
                                                                       2004              2003
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $   125,796       $   (65,744)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                    15,642            25,773
      Loss on retirement of property and equipment                         --            19,523
      Fair value of common stock options granted                       22,620             6,750
      Fair value of common stock issued for services                   30,000                --
Increase (decrease) in cash from changes in assets
   and liabilities:
     Accounts receivable                                              339,856        (1,721,812)
     Auction and customer advances, net                             1,380,992         1,702,350
     Inventories                                                   (1,323,946)       (1,457,935)
     Prepaid expenses and other                                       (54,506)          (65,227)
     Other assets                                                      11,100                --
     Accounts payable and accrued expenses                         (1,819,848)          373,571
                                                                  ------------      ------------
Net cash used in operating activities                              (1,272,294)       (1,182,751)
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (10,020)          (15,732)
   Proceeds from sale of property and equipment                            --             1,174
                                                                  ------------      ------------

Net cash used in investing activities                                 (10,020)          (14,558)
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under related party line of credit                    1,400,000                --
   Repayments under related party line of credit                     (500,000)               --
   Borrowings under lines of credit                                        --         3,300,000
   Repayments under lines of credit                                        --        (1,300,000)
   Repayments under notes payable                                          --           (53,125)
   Issuance of common stock                                                --             1,845
   Payment of dividends on preferred stock                                 --           (12,500)
                                                                  ------------      ------------

Net cash provided by financing activities                             900,000         1,936,220
                                                                  ------------      ------------

Net (decrease) increase in cash and equivalents                      (382,314)          738,911

Cash and cash equivalents, beginning of period                        446,530           688,872
                                                                  ------------      ------------

Cash and cash equivalents, end of period                          $    64,216       $ 1,427,783
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
      Interest                                                    $   174,506       $    78,878
                                                                  ============      ============
      Income taxes                                                $       800       $        --
                                                                  ============      ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accretion of redemption value of Series A preferred stock      $        --       $    16,677

                  See accompanying notes to unaudited interim financial statements

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION AND ACCOUNTING POLICIES


        UNAUDITED INTERIM FINANCIAL INFORMATION. The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The balance sheet as of June 30, 2004 has been derived from the audited financial statements of Superior Galleries, Inc. ("Superior" or the "Company") at that date.

        In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements for the year ended June 30, 2004 contained in Superior's financial statements included in its Annual Report on Form 10-KSB filed on August 12, 2004.

        STOCK BASED COMPENSATION. The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No, 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months periods ending September 30, 2004 and 2003:

                                                                      2004                  2003
                                                                      ----                  ----
        Net income (loss) applicable to common shares,
                 as reported                                   $        125,796      $        (94,921)
        Less: Total stock-based employee compensation
                 Expense determined under Black-Scholes
                 option pricing model, net of tax effects                59,840                 6,300
                                                               -----------------     -----------------

        Pro forma net income (loss)                            $         65,956      $       (101,221)
                                                               =================     =================
        Earnings (loss) per share - as reported:
                 Basic                                         $           0.03      $          (0.02)
                 Diluted                                       $           0.02      $          (0.02)

        Earnings (loss) per share - pro forma:
                 Basic                                         $           0.01      $          (0.03)
                 Diluted                                       $           0.01      $          (0.03)

2.      DESCRIPTION OF BUSINESS

        Superior is primarily a wholesaler, retailer and auctioneer of rare coins. The Company is based in Beverly Hills, California.

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


3.      INVENTORIES

        The Company, from time to time, enters into joint ventures or purchase financing agreements with third parties that include vendors and customers for the purchase and sale of specific rare coins or fine collectibles. These agreements may include profit sharing provisions ranging from 25% to 50% of the gross profit on specific transactions adjusted for agreed upon expenses and interest costs. At any given time, the Company may be involved in up to 10 of these agreements. The entire inventory consists of rare coins. As of September 30, 2004 and June 30, 2004, inventory totals reflected the Company's total appropriate ownership and does not include any minority interest claims in regard to such joint venture or partnership arrangements.

4.      AUCTION AND CUSTOMER ADVANCES

        Superior has established two short-term lending programs consisting of
        (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and (ii) advancing customers cash based on the customer's assigning specific rare coins in their inventory to Superior as collateral. Superior can advance a customer up to 70% of consigned or assigned rare coin(s)' wholesale value. For auction advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Superior will retain control of the assigned inventory until the customer repays the advance. Auction and customer advances consist of the following:

                                     September 30, 2004       June 30, 2004
                                     ------------------       -------------
        Auction advances                 $2,069,155             $4,453,873
        Customer inventory advances       2,951,726              1,948,000
                                         ----------             ----------
                                         $5,020,881             $6,401,873
                                         ==========             ==========

5.      LINE OF CREDIT - RELATED PARTY

        On October 13, 2003, Superior executed a Commercial Loan and Security Agreement ("Commercial LOC") with Stanford Financial Group company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc. to provide the Company with a $7.5 million line of credit for purposes of financing inventory, auction advances and inventory loans to other rare coin dealers and collectors. The Commercial LOC bears interest at the prime-lending rate (4.75% at September 30, 2004) and is secured by substantially all of Superior's assets. The Commercial LOC expires on October 1, 2005. As of September 30, 2004 the outstanding balance was $7,500,000.

6.      LINE OF CREDIT

        On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by the inventory of the Company and a personal guarantee of the Company's CEO, and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


        guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of Company and to consider the default cured at that time. The amendment also requires monthly interest payments beginning on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that the Company will be able to negotiate a repayment schedule for this obligation on terms acceptable to the Company. As of September 30, 2004 the outstanding Line of Credit balance was $2,500,000.


7.      NOTE PAYABLE TO A RELATED PARTY

        On April 10, 2002 the Company executed a subordinated note payable in the amount of $1,000,000 to the Company's Chief Executive Officer and a principal stockholder ("CEO") bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. As the CEO did not enforce the repayment obligation, the amount had been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The Company is in arrears of $150,000 of principal payments. However, the CEO verbally agreed to delay these principal repayments until no later than March 31, 2005. As of the September 30, 2004, the outstanding balance was $900,000.


8.      EQUITY

        On August 20, 2004, the Company issued 24,000 common shares to an investor and public relations firm in exchange for services. The services were valued at $30,000 and were based on the closing price of the Company's common stock as listed on NASDAQ's Over-the-counter Bulletin Board on the day the shares were issued.

        During the three month period ended September 30, 2004, the Company granted to employees and directors 165,000 stock options to purchase common shares with exercise prices ranging from $1.01 to $2.20. The options vest over various periods of time ranging from one to four years. During the three month period ended September 30, 2004, the Company canceled 10,000 stock options to purchase common shares. The Company records expenses for non-employee stock options using the Black-Scholes option pricing model.

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

9.      CONTINGENCIES

        GUARANTEED LIQUIDITY AND BUY BACK

        The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $1,947,951 and $1,541,823 for the three months ended September 30, 2004 and 2003 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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


10.     SUBSEQUENT EVENTS

        On October 1 and 14, 2003, the Company executed two promissory notes totaling $350,000 with a private lender for purposes of financing inventory. The promissory notes bear interest at rate of 10% per annum and are secured by specific inventory. The promissory notes are repayable at any time at the option of either the private lender or the Company.

11.     GOING CONCERN

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, although the Company had returned to profitability in the last six months of the year ended June 30, 2004 and recorded net income in the current quarter, the Company continues to have negative cash flows from operations, significant debt that is callable on demand by a lender and has limited working capital. These items raise doubt about the Company's ability to continue as a going concern.

        The Company has made and is continuing to make efforts to raise additional permanent debt and equity and renegotiate debt.

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


        In September 2003, the Company renegotiated a $2.5 million dollar line of credit (Note 6) that was in default and callable by the lender. The default was cured, but the line of credit is callable with 5 days notice. Although management does not anticipate the lender calling the loan, there can be no assurances that this obligation will not become immediately due. Given the current cash position of the Company, it would be unable to satisfy this obligation in cash. The Company is continuing to seek opportunities to refinance the line of credit with Stanford and is having on-going discussions with the lender to grant extended payment terms. However there can be no assurance that this obligation will be able to be refinanced on terms acceptable to the Company.

        In October 2003, the Company completed negotiations with Stanford to provide a line of credit of $7.5 million (see Note 5) for auction advances, inventory financing and inventory loans to other dealers and collectors. The Company is intending to request an expansion of the line of credit over the current limit of $7.5 million. There can be no assurance that the Stanford line of credit will be expanded on terms acceptable to the Company.

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

        The following discussion should be read in conjunction with, and is qualified in its entirety by, our Financial Statements and related notes thereto included elsewhere in this Quarterly Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

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

(1)      Accounts Receivable

         We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and related aging of past due balances. We evaluate specific accounts receivable balances when we become aware of a situation where a client may not be able to meets its financial obligations to us. The amount of the required allowance is based on the facts available to us and is reevaluated and adjusted as additional information is available. Allowances are also established for probable loss inherent in the remainder of the accounts receivable based on our historical bad debt loss information. As a result of expansion of our rare coin auction business, we may attract new customers that may adversely affect our estimates of accounts receivable collectibility, and, the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

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

(3)      Revenue Recognition

         We generate revenue from wholesale and retail sales of rare coins and precious metals bullion. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties.

         We sells rare coins to other wholesalers/dealers within our industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. We grant credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. We generally do not obtain collateral with which to secure our accounts receivable when the sale is made to a dealer. We maintain reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. We recognize revenue for monetary transactions (i.e., cash and receivables) with dealers when the merchandise is shipped to a dealer.

         We also sell rare coins to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year. We grant credit to retail customers based on credit evaluations and for existing retail customers based on established business relationships and payment histories. When a retail customer is granted credit, we generally collect a payment of 25% of the sales price, establish a payment schedule for the remaining balance and hold the merchandise as collateral as security against the customer's receivable until all amounts due under the credit arrangement are paid in full. If the customer defaults in the payment of any amount when due, we may declare the customer's obligation in default, liquidate the collateral in a commercially reasonable manner using such proceeds to extinguish the remaining balance and disburse any amount in excess of the remaining balance to the customer.

         Under this retail arrangement, we recognize revenue when our customer agrees to the terms of the credit and makes the initial payment. Less than 5% of the our sales are retail credit sales. We have limited-in-duration money back guaranty policies for our retail customers only (as discussed below).

         In limited circumstances, we exchange merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which we recognize revenue in accordance with APB No. 29, "ACCOUNTING FOR NON-MONETARY TRANSACTIONS." When we exchange merchandise for similar merchandise and there is no monetary component to the exchange, we do not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When we exchange merchandise for similar merchandise and there is a monetary component to the exchange, we recognize revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

         We have a return policy (money-back guarantee). The policy covers retail transactions involving graded rare coins only. Our customers may return graded rare coins purchased within 7 days of the receipt of the rare coins for a full refund as long as the rare coins are returned in exactly the same condition as they were delivered. In the case of rare coin sales on account, our customers may cancel the sale within 7 days of making a commitment to purchase the rare coins. The receipt of a deposit and a signed purchase order evidences the commitment.

         Historically, our retail customers have not exercised their rights to money-back guarantees and as such, we have not provided a reserve for sales returns in the accompanying financial statements. Revenues from the sale of consigned goods are recognized as commission income on such sale if we are acting as an agent for the consignor. If in the process of selling consigned goods, we make an irrevocable payment to a consignor for the full amount due on the consignment and the corresponding receivable from the buyer(s) has not been collected by us at that payment date, then we record that payment as a purchase and the sale of the consigned good(s) to the buyer as revenue as we have assumed all collection risk.

         Our auction business generates revenue in the form of commissions charged to buyers and sellers of auction lots. Auction commissions include buyers' commissions, sellers' commissions, and buyback commissions, each of which are calculated based on a percentage of the hammer price. Buyers' and sellers' commissions are recognized upon the confirmation of the identification of the winning bidders. Funds charged to winning bidders include the hammer price plus the commission. Only the commission portion of the funds received by winning bidders is recorded as revenue. Buyback commissions represent an agreed upon rate charged by us for goods entered in the auction and not sold. Goods remain unsold when an auction lot does not meet the consignor reserve, which is the minimum sales price as determined prior to auction, and when items sold at auction are returned subsequent to the winning bidder taking possession. Buyback commission is recognized along with sellers' commission or at the time an item is returned. Returns from winning bidders are very limited and primarily occur when a rare coin sold auction has an error in its description which the winning bidder relied upon to purchase the item.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods indicated:

                                                      Three Months Ended     Three Months Ended
                                                      September 30, 2004     September 30, 2003
                                                     ---------------------   --------------------
Net Sales                                                           91.8%                  85.8%
Commission Income                                                    8.2%                  14.2%
                                                     ---------------------   --------------------
Total Revenue                                                      100.0%                 100.0%
Cost of Sales                                                       77.8%                  78.2%
                                                     ---------------------   --------------------
Gross Profit                                                        22.2%                  21.8%
Selling, general and administrative expenses                        20.0%                  22.1%
                                                     ---------------------   --------------------
Income (loss) from operations                                        2.2%                  -0.3%
Other income (expense)                                              -0.8%                  -0.8%
                                                     ---------------------   --------------------
Income (loss) before income taxes                                    1.4%                  -1.1%
Income taxes                                                         0.0%                   0.0%
                                                     ---------------------   --------------------
Net income (loss)                                                    1.4%                  -1.1%
                                                     =====================   ====================


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Our net income for the three months ended September 30, 2004 was $125,796 or $0.03 and $0.02 per share on a basic and diluted basis respectively as compared to a loss of $65,744 or $0.02 per share on both a basic and diluted basis for the three months ended September 30, 2003. Our improved performance for the three months ended September 30, 2004 was primarily due to the continued strength of rare coin sales.

REVENUES

         The table below reflects the comparative breakdown of the Company's aggregate sales:

                                  --------------------------      ---------------------------
                                      Three Months Ended               Three Months Ended
                                      September 30, 2004               September 30, 2003
                                  --------------------------      ---------------------------
Net Sales
   Rare Coins - Wholesale            $ 6,564,854   71%                 $ 3,513,916   60%
   Rare Coins - Retail                 1,947,951   21                    1,541,823   26
   Art, Collectibles & Other                   -    -                       19,940    -
                                  -------------------------       --------------------------
Total Net Sales                        8,512,805   92                    5,075,679   86
Commission Income                        756,791    8                      840,679   14
                                  -------------------------       --------------------------
TOTAL REVENUE                        $ 9,269,596  100%                 $ 5,916,358  100%
                                  =========================       ==========================

Total revenue for the three months ended September 30, 2004 increased $3,353,238 or 57% to $9,269,596 from $5,916,358 for the three months ended September 30, 2003. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the three months ended September 30, 2004 increased $3,050,938 or 87% to $6,564,854 from $3,513,916 for the comparable period in 2003. This increase was primarily due to strong market demand from other dealers and our increased levels of inventory. Retail rare coin sales for the three months ended September 30, 2004 increased $406,128 or 26% to $1,947,951 from $1,541,823 for the comparable period in 2003. This increase was primarily due to continued strength in the demand for rare coins. We completed our exit of the Art business in October 2003 and a result we had no sales of art, collectibles and other for the three months ended September 30, 2004. Commission income for the three months ended September 30, 2004 was $756,791, a decrease of $83,888, or 10% as compared to $840,679 for the three months ended September 30, 2003. This decrease was primarily due to entry of additional auction houses into the rare coin market and the aggressive pricing by our competitors; Both of these factors served to reduce our market share. Auction sales (hammer prices realized) were $7,363,438 for the three months ended September 30, 2004 as compared to $9,715,536 for the three months ended September 30, 2003. Although our commission revenue and hammer prices realized at auction decreased the average commission percentage earned increased approximately 15% over the same period last year.

         The second quarter of our fiscal year (ending December 31), has traditionally been our weakest, due in part to the scheduling of fewer and smaller trade shows, and to our participation in only one small live auction, instead of two or more as in other quarters. We expect this trend will continue in the quarter ending December 31, 2004, and that it will produce a quarterly loss, although we expect that revenues for that quarter will exceed those for the quarter ended December 31, 2003. To address this seasonality, we are looking for additional live auction venues and are investigating both retail and direct marketing opportunities. We also plan to upgrade the e-commerce functionality of our website, increase the number and kinds of coins available for immediate sale on our website and examine the potential advantages of television-based home shopping.

COST OF SALES

         Cost of sales for the three months ended September 30, 2004 increased $2,590,571 to $7,216,095 or 78% of total revenue, from $4,625,524, or 78% of total revenue for the three months ended September 30, 2003. The increase in cost of sales in the current period over the comparable period in 2003 was primarily due to the increase in rare coin sales. Commission income has minimal cost of sales associated with it. The cost of sales as a percentage of revenue will vary from period to period as the mix of revenue between wholesale and retail rare coins, and commission income will vary from period to period.

GROSS PROFIT

         Gross profit for the three months ended September 30, 2004 increased $762,667 to $2,053,501 or 22% of total revenue from $1,290,834 or 22% of total revenue for the three months ended September 30, 2003. The increase in gross profit in the current period over the comparable period in 2003 was primarily due the increase in rare coin sales. The gross profit as a percentage of revenue will vary from period to period with changes in the mix of revenue between wholesale and retail rare coins, and with period to period changes in commission income.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 2004 increased $543,836 or 42% to $1,853,474 from $1,309,638 for the three months ended September 30, 2003. These expenses represent 20% of total revenue for the three months ended September 30, 2004 as compared to 22% of total revenue for the three months ended September 30, 2003. The increase in these expenses was primarily due to the hiring of new employees to enhance our operational infrastructure as we anticipate continued growth in our revenue. Additionally, we incurred higher commission and travel costs that resulted from higher wholesale sales and increased marketing expenses in support of our retail sales efforts.

         We expect that the strategic plans that we have for the next fiscal quarter, as described above, will result in higher selling, general and administrative expenses for that quarter, and that these expenses will therefore be significantly higher than they were for the December 31, 2003 quarter. We expect the growth in these expenses over those for the September 30, 2004 quarter will be limited, however.

OTHER INCOME AND EXPENSES

         Other expenses for the three months ended September 30, 2004 increased $24,693 to $73,431 from $48,738 for the three months ended September 30, 2003. This increase was primarily due to the decrease in interest income of $30,530 that resulted from the decline in interest rates charged to our customers and the increased use of our lines of credit to finance our own inventory for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

PROVISION FOR INCOME TAXES

         Although we reported a net income the three months ended September 30, 2004, we have loss carryforwards that negate any income tax expense during the current period with the exception of taxes due for state franchise and other minimum taxes totaling $800. During the three months ended September 30, 2003, we received a refund of overpaid state franchise taxes from a previous period that resulted in a net income tax recovery for the period of $1,798.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, we had a working capital deficiency of $209,740 and used cash in operating activities of $1,272,294 for the three month period ending September 30, 2004. Given our September 30, 2004 cash balance of $64,216 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2005. We may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and maintaining operating expenses at current levels. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. In addition, one of our lines of credit may be called by the lender on demand, but we are continuing to seek an agreement for extended payment terms. There is no guarantee the lender will agree to provide such extended terms. We do not expect future fixed obligations through June 30, 2005 to be paid by cash generated from operating activities. We intend to pursue the following options, among others, to provide cash to satisfy fixed obligations:
(i) additional debt/equity financings; (ii) extending vendor payments; (iii) an expanded line of credit with Stanford, and (iv) liquidation of inventory. We cannot assure you, though, that any of these financing alternatives will be available to us.

OPERATING ACTIVITIES

         Cash decreased $382,314 for the three months ended September 30, 2004 to $64,216 from $446,530 at June 30, 2004.

         Cash used in our operating activities totaled $1,272,294 resulting primarily from increases in inventories of $1,323,946 and decreases in accounts payable of $1,819,848 offset net income of $125,796, by repayments of auction and customer advances of $1,380,992 and decreases in accounts receivable of $339,856.

         We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly, through competitive pricing, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

         Cash used in investing activities for the three months ended September 30, 2004 was $10,020 consisting of purchases of property and equipment.

FINANCING ACTIVITIES

         Until the quarter ended March 31, 2004, we incurred losses since July 1999 and financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $900,000 for three months ended September 30, 2004 reflected by the following transactions:

         FINANCING ACTIVITIES - DEBT

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and was secured by substantially all the assets of the

Company and a personal guarantee of the Company's CEO. The Line of Credit provided for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 we executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all our accounts receivable and to consider the default cured at that time. The amendment also required monthly interest payments that began on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that we will be able to negotiate a repayment schedule for this obligation on terms acceptable to us. As of September 30, 2004 the outstanding Line of Credit balance was $2,500,000. No payments were made to reduce the line of credit during the three months ended September 30, 2004.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC"') with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc., to provide us with a $7.5 million line of credit for purposes of financing its inventory, auction advances and inventory loans to other rare coin dealers. The Commercial LOC bears interest at the prime-lending rate (4.75% at September 30, 2004) and is secured by substantially all our assets. As of September 30, 2004 the outstanding Commercial LOC balance was $7,500,000. The net borrowing against the Commercial LOC during the three months ended September 30, 2004 was $900,000.

         OTHER LIQUIDITY PLANS

         We have plans to secure additional financing and/or to raise additional capital, but there are no assurances that we will be successful in completing these critical tasks. If we are unable to successfully complete these critical tasks, we may be forced to significantly and materially reduce our operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund any ongoing operations.

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the three months ended September 30, 2004 and does not presently have any plans to make material capital expenditures through the current fiscal year ending June 30, 2005.

RISK FACTORS

WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES. WE HAVE LIMITED WORKING CAPITAL.

         We may not be able to sustain profitability or significantly increase our revenues. Although we recorded a net income of $552,266 for the year ended June 30, 2004 and a net income of $125,796 for the three months ended September 30, 2004, we incurred a net loss of $3,491,003 for the year ended June 30, 2003 and had incurred losses since July 1999. We have implemented several initiatives that we believe will enable us to sustain our profitability, including exiting unprofitable lines of business, controlling costs, and focusing on higher margin distribution channels. Our working capital deficiency at September 30, 2004 was $209,740. There can be no assurance that our revenue or results of operations will not decline in the future, that we will not have losses in the future, or that we will be able to continue funding such losses if they occur. Our limited capital could adversely affect our ability to continue our operations.

OUR AUDIT OPINION COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our auditors have expressed an opinion on our financial statements for the year ended June 30, 2004 that contains an explanatory paragraph that expresses doubt about our ability to continue as a going concern due to recurring negative cash flows from operations, significant debt that is callable on demand, and limited working capital.

OUR BUSINESS OF SELLING PREMIUM COLLECTIBLES IS HIGHLY COMPETITIVE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE WILL DECREASE.

         The business of selling coins and other collectibles to retail and wholesale consumers and at auction is highly competitive. We compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry relationships. Additionally, other reputable companies that sell or auction rare coins and collectibles may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing recourses than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could be decreased.

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

WE MAY REQUIRE SUBSTANTIAL AMOUNTS OF CAPITAL IN ORDER TO ACCOMPLISH OUR FUTURE PLANS.

         Since our business involves the financing of inventory, receivables and auction and customer advances, we may require substantial amounts of capital in order to achieve and accomplish our future business plans. However, to the extent we are in need of any additional financing, there can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. If we raise additional funds through the issuance of equity securities, further dilution to our existing shareholders may result.

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

FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE.

         During the quarter ended September 30, 2004, none of our customers accounted for more than 10% of our sales, however, at times, we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

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

OUR AUCTION OPERATIONS MAY NOT BE ABLE TO SUSTAIN PROFITABILITY.

         Our future operating results also depend on the success of our auction operations and the amount of resources that we will need to devote to the continual upgrade and enhancement of our Internet website, the performance of which may be impacted by fast, continuous changes in technology. Our auction operations were profitable in our recently completed fiscal year ending June 30, 2004 but we are presently unable to predict if our auction business will remain profitable. We will need to achieve significant growth in our Internet business in order for our auction operations to sustain profitability. We are in process of development and/or enhancement of several new portions of our website that will offer content and auctions for rare coins that may have a lower average selling price than many of the rare coins in the markets we currently serve. Continued development of our website will require significant resources. The planned expansion of our website may not result in increased revenue, which could decrease our net income and harm our business.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of October 11, 2004 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We may from time to time be involved in various claims, lawsuits or disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. We are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On August 20, 2004, we issued 24,000 shares of our common stock to the partners of an investor and public relations firm in exchange for services. The value of these services was $30,000. There were no underwriters in this transaction, and thus no underwriting discounts or commissions were paid in connection with this issuance.

         The common stock issued pursuant to the issuance of the common stock referenced above was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereunder. The common shares were issued to a small number of persons, without general advertising or solicitation. Each of the purchasers was a sophisticated investor with substantial experience in investing in small companies.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Our Series A Preferred Stock contains redemption provisions that require us, upon request by the holders, to redeem one tenth of the holders' shares of such securities each quarter for ten consecutive quarters, commencing March 31, 2004. All of the holders of the Series A Preferred Stock have requested redemption of their shares. However, because our liabilities currently exceed our assets, we are prohibited under Delaware corporation law from commencing this redemption, and have informed the stockholders of this redemption prohibition. We intend to begin the redemption once we are legally allowed to do so. We have reflected the Series A Preferred Stock redemption payable as a liability on its Balance Sheet. As of September 30, 2004 the balance payable with respect to the Series A Preferred Stock redemption is $687,500.

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

---------------
* Previously filed

(B) REPORTS ON FORM 8-K

         On August 20, 2004 we filed a Current Report on Form 8-K dated August 20, 2004, reporting the updated description of our common stock in connection with our intent to file Form S-8 to register our 2003 Omnibus Stock Option Plan.

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




         Dated: October 15, 2004       SUPERIOR GALLERIES, INC.

                                       By /s/ Silvano A. DiGenova
                                       ----------------------------------
                                       Silvano A. DiGenova
                                       President and Chief Executive Officer


         Dated: October 15, 2004       SUPERIOR GALLERIES, INC.

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