Form 10QSB
period 2004-12-31
SUPERIOR GALLERIES INC
filed 2005-01-24
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2004

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________ to _________

         Commission File No. 0-27121


                            SUPERIOR GALLERIES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     DELAWARE                             35-2208007
          (State or Other Jurisdiction of               (IRS Employer
         Incorporation or Organization)              Identification Number)


            9478 WEST OLYMPIC BLVD                             90212
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

         Yes [X]  No [ ]


         State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date:

Title of each class of Common Stock           Outstanding as of January 14, 2005
-----------------------------------           ----------------------------------
Common Stock, $0.001 par value                4,689,942


         Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                                      TABLE OF CONTENTS
                                      -----------------

                                PART I - FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                         ----

Item 1.  Financial Statements.

         Balance Sheets at December 31, 2004 (Unaudited) and June 30, 2004.               3-4

         Statements of Operations (Unaudited) for the six months and three
         months ended December 31, 2004 and 2003.                                          5

         Statements of Cash Flows (Unaudited) for the six months ended December
         31, 2004 and 2003.                                                                6

         Notes to Interim Financial Statements (Unaudited) at December 31, 2004.           7


Item 2.  Management's Discussion and Analysis or Plan of Operation.                        13

Item 3.  Controls and Procedures                                                           28

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                       28

Item 3.  Defaults Upon Senior Securities.                                                  29

Item 4.  Submission of Matters to a Vote of Security Holders.                              29

Item 5.  Other Information.                                                                30

Item 6.  Exhibits.                                                                         30


                                   PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                      SUPERIOR GALLERIES, INC.
                                           BALANCE SHEETS
                                           (in thousands)


                                                                          December
                                                                          31, 2004        June 30,
                                                                         (Unaudited)        2004
                                                                        ------------    ------------
                                               ASSETS

CURRENT ASSETS
   Cash                                                                 $       286     $       447
   Accounts receivable, net of allowance for uncollectible
      accounts of $115,522 (Dec. '04) and $259,007 (Jun. '04)                 1,978           3,713
   Auction and customer advances                                              4,454           6,402
   Inventories                                                                6,761           6,106
   Prepaid expense and other                                                    144              51
                                                                        ------------    ------------

      Total current assets                                                   13,623          16,719

Property and equipment, net                                                     161             135
Other assets                                                                     --              11
                                                                        ------------    ------------

      TOTAL ASSETS                                                      $    13,784     $    16,865
                                                                        ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit - related party                                       $     6,250     $     6,600
   Line of credit                                                             2,500           2,500
   Accounts payable and accrued expenses                                      3,860           7,261
   Notes payable to a related party                                             350             300
   Notes payable                                                                650              --
   Series A stock redemption payable                                            481             344
                                                                        ------------    ------------

      Total current liabilities                                              14,091          17,005
                                                                        ------------    ------------

LONG-TERM LIABILITIES
   Notes payable to a related party, net of current portion                     500             600
   Series A stock redemption payable, net of current portion                    206             344
                                                                        ------------    ------------

      Total long-term liabilities                                               706             944
                                                                        ------------    ------------

         TOTAL LIABILITIES                                                   14,797          17,949
                                                                        ------------    ------------


COMMITMENTS AND CONTINGENCIES (NOTES 5, 6, 7, 8 AND 10)


                                    PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                       SUPERIOR GALLERIES, INC.
                                            BALANCE SHEETS
                                            (in thousands)


                                                                         December
                                                                         31, 2004        June 30,
                                                                        (unaudited)        2004
                                                                        -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 3,193,000 shares undesignated,
      none outstanding
    Series B convertible preferred stock $1.00 par value
      3,400,000 shares designated 3,400,000 shares issued
      and outstanding with a liquidation preference of $ 3,400,000           2,967         2,967
    Series D convertible preferred stock $1.00 par value
      2,000,000 shares designated 2,000,000 shares issued
      and outstanding with a liquidation preference of $2,000,000            1,931         1,931
   Common stock, $0.001 par value, 12,500,000 shares
      authorized; 4,509,942 outstanding as of December 31, 2004
      and 4,485,942 outstanding as of June 30, 2004                              4             4
   Additional paid in capital                                                7,987         7,912
   Accumulated deficit                                                     (13,902)      (13,898)
                                                                        -----------   -----------

         Total stockholders' equity (deficit)                               (1,013)       (1,084)
                                                                        -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $   13,784    $   16,865
                                                                        ===========   ===========

                 See accompanying notes to unaudited interim financial statements


                                                  SUPERIOR GALLERIES, INC.
                                                  STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                            (in thousands, except per share data)


                                                               Six Months Ended                    Three Months Ended
                                                           December          December          December          December
                                                           31, 2004          31, 2003          31, 2004          31, 2003
                                                         -------------     -------------     -------------     -------------
Net sales                                                $     16,768      $      9,986      $      8,255      $      4,910
Commission income                                                 905             1,085               148               244
                                                         -------------     -------------     -------------     -------------
TOTAL REVENUE                                                  17,673            11,071             8,403             5,154

COST OF SALES                                                  14,003             8,868             6,787             4,242
                                                         -------------     -------------     -------------     -------------

GROSS PROFIT                                                    3,670             2,203             1,616               912

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    3,496             2,696             1,642             1,387
                                                         -------------     -------------     -------------     -------------

Income (loss) from operations                                     174              (493)              (26)             (475)
                                                         -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE)
   Interest income                                                202               261               102               128
   Interest expense                                              (378)             (282)             (204)             (121)
   Other expense, net                                              (2)              (25)               (2)               (5)
                                                         -------------     -------------     -------------     -------------
      Total other income (expense)                               (178)              (46)             (104)                2
                                                         -------------     -------------     -------------     -------------

LOSS BEFORE PROVISION FOR TAXES                                    (4)             (539)             (130)             (473)

INCOME TAX PROVISION                                                1                 5                --                 6
                                                         -------------     -------------     -------------     -------------

NET LOSS                                                 $         (5)     $       (544)     $       (130)     $       (479)
                                                         =============     =============     =============     =============

Calculation of net income (loss) per share:
Net loss                                                 $         (5)     $       (544)     $       (130)     $       (479)
Preferred stock accretion                                          --               (33)               --               (17)
Preferred stock dividend                                           --               (25)               --               (13)
                                                         -------------     -------------     -------------     -------------
Net income (loss) applicable to common shares            $         (5)     $       (602)     $       (130)     $       (509)
                                                         =============     =============     =============     =============

NET LOSS PER SHARE
   basic                                                 $         --      $      (0.14)     $      (0.03)     $      (0.11)
                                                         =============     =============     =============     =============
   fully diluted                                         $         --      $      (0.14)     $      (0.03)     $      (0.11)
                                                         =============     =============     =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   basic                                                        4,503             4,254             4,510             4,486
                                                         =============     =============     =============     =============
   fully diluted                                                4,503             4,254             4,510             4,486
                                                         =============     =============     =============     =============

                              See accompanying notes to unaudited interim financial statements


                                 SUPERIOR GALLERIES, INC.
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (in thousands)


                                                                      Six Months Ended
                                                                  December       December
                                                                  31, 2004       31, 2003
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $      (5)     $    (544)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                     32             49
      Loss on retirement of property and equipment                       2             25
      Fair value of common stock options granted                        45              7
      Fair value of common stock issued for services                    30             --
Increase (decrease) in cash from changes in assets
 and liabilities:
     Accounts receivable                                             1,735          1,512
     Auction and customer advances, net                              1,948         (1,696)
     Inventories                                                      (654)        (2,234)
     Prepaid expenses and other                                        (93)           (70)
     Other assets                                                       11             --
     Accounts payable and accrued expenses                          (3,401)        (2,658)
                                                                 ----------     ----------

Net cash used in operating activities                                 (350)        (5,609)
                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 (60)           (18)
   Proceeds from sale of property and equipment                         --              1
                                                                 ----------     ----------

Net cash used in investing activities                                  (60)           (17)
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under related party line of credit                     1,400          6,350
   Repayments under related party line of credit                    (1,750)          (450)
   Borrowings under lines of credit                                     --          3,300
   Repayments under lines of credit                                     --         (3,300)
   Repayments under related party debt                                 (50)          (400)
   Borrowings under notes payable                                      650             --
   Repayments under notes payable                                       --            (64)
   Issuance of common stock                                             --              2
   Payment of dividends on preferred stock                              --            (25)
                                                                 ----------     ----------

Net cash provided by financing activities                              250          5,413
                                                                 ----------     ----------

Net decrease in cash and equivalents                                  (160)          (213)

Cash and cash equivalents, beginning of period                         446            688
                                                                 ----------     ----------

Cash and cash equivalents, end of period                         $     286      $     475
                                                                 ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
      Interest                                                   $     378      $     414
                                                                 ==========     ==========
      Income taxes                                               $       1      $      --
                                                                 ==========     ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accretion of redemption value of Series A preferred stock     $      --      $      33


             See accompanying notes to unaudited interim financial statements


                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


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

         In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month and three-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements for the year ended June 30, 2004 contained in Superior's financial statements included in its Annual Report on Form 10-KSB filed on August 12, 2004.

         STOCK BASED COMPENSATION. The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No, 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the six and three month periods ending December 31, 2004 and 2003:


                                                                             Six Months          Three Months
                                                                           2004      2003       2004     2003
                                                                         -------   -------    -------  -------
                                                                                      (In thousands)
                  Net loss applicable to common shares,
                           as reported                                   $    (5)  $ (602)    $ (130)   $(544)
                  Add: Stock-based employee compensation included in
                           Reported net loss                                 --       --         --       --
                  Less: Total stock-based employee compensation
                           Expense determined under Black-Scholes
                           option pricing model, net of tax effects         118         6         58        6
                                                                         -------   -------    -------  -------
                  Pro forma net loss                                     $ (123)   $ (608)    $ (188)  $ (550)
                                                                         =======   =======    =======  =======
                  Loss per share - as reported:
                           Basic                                         $  0.00   $(0.14)    $(0.03)  $(0.11)

                           Diluted                                       $  0.00   $(0.14)    $(0.03)  $(0.11)
                  Loss per share - pro forma:
                           Basic                                         $ (0.03)  $(0.14)    $(0.04)  $(0.11)
                           Diluted                                       $ (0.03)  $(0.14)    $(0.04)  $(0.11)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         -----------------------------------------

         SFAS No. 151
         ------------

         In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


         whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

         SFAS No. 152
         ------------

         In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

         SFAS No. 153
         ------------

         In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

         SFAS No. 123(R)
         ---------------

         In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS 123(R) on the Company's financial statement.

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


2.       DESCRIPTION OF BUSINESS

         Superior is primarily a dealer and auctioneer of rare coins. The Company is based in Beverly Hills, California.

3.       INVENTORIES

         The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in the profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in one to two of these agreements. The entire inventory consists of rare coins. As of December 31, 2004 and June 30, 2004, inventory totals reflected the Company's total proportional ownership and does not include any minority interest claims in regard to such joint venture or partnership arrangements.

4.       AUCTION AND CUSTOMER ADVANCES

         Superior has established two short-term lending programs consisting of
         (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and (ii) advancing customers cash based on the customer's assigning specific rare coins in their inventory to Superior as collateral. Superior can advance a customer up to 70% of consigned or assigned rare coin(s)' wholesale value. For auction advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Superior will retain control of the assigned inventory until the customer repays the advance. Auction and customer advances bear interest at rates between 6% and 12% based primarily on the customer's creditworthiness and the loan size. The average term of these loans is approximately three months and no individual loan will exceed one year. Customers may require minimum prices for their consigned coins, and if the coin has not sold by the loan maturity date, the customer must either refinance the loan, repay the loan, or permit us to liquidate the coin. Auction and customer advances consist of the following:



                                      December 31, 2004            June 30, 2004
                                      -----------------            -------------

         Auction advances             $      3,187,000             $  4,454,000

         Customer inventory advances         1,267,000                1,948,000
                                      -----------------            -------------
                                      $      4,454,000             $  6,402,000
                                      =================            =============

5.      LINE OF CREDIT - RELATED PARTY

        On October 13, 2003, Superior executed a Commercial Loan and Security Agreement ("Commercial LOC") with Stanford Financial Group company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc. to provide the Company with a $7.5 million line of credit for purposes of financing inventory, auction advances and inventory loans to other rare coin dealers and collectors. The Commercial LOC bears interest at the prime-lending rate (5.25% at December 31, 2004) and is secured by substantially all of Superior's assets. The Commercial LOC expires on October 1, 2005. As of December 31, 2004 the outstanding balance was $6,250,000 and there is no accrued interest payable.

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


6.       LINE OF CREDIT

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by the inventory of the Company and a personal guarantee of the Company's CEO, and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of the Company and to consider the default cured at that time. The amendment also requires monthly interest payments beginning on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement above that provides for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. As of December 31, 2004 the outstanding Line of Credit balance was $2,500,000 and there was no accrued interest payable.

7.       NOTE PAYABLE TO A RELATED PARTY

         On April 10, 2002 the Company executed a subordinated note payable in the amount of $1,000,000 to the Company's Chief Executive Officer and a principal stockholder ("CEO") bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. As the CEO did not enforce the repayment obligation, the amount had been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The Company is in arrears of $150,000 of principal payments. However, the CEO agreed to delay these principal repayments until no later than March 31, 2005. As of December 31, 2004, the outstanding balance was $850,000 and there was no accrued interest payable.

8.       NOTES PAYABLE

         During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest is payable monthly. As of December 31, 2004, the outstanding balance was $650,000 and there was no accrued interest payable

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


9.       EQUITY

         On August 20, 2004, the Company issued 24,000 common shares to an investor and public relations firm in exchange for services. The services were valued at $30,000 and were based on the closing price of the Company's common stock as listed on NASDAQ's Over-the-counter Bulletin Board on the day the shares were issued.

         During the six month period ended December 31, 2004, the Company granted to employees and directors 195,000 stock options to purchase common shares with exercise prices ranging from $1.01 to $2.20. The options vest over various periods of time ranging from one to four years. During the six month period ended December 31, 2004, the Company canceled 75,000 stock options to purchase common shares. The Company records expenses for non-employee stock options using the Black-Scholes option pricing model.

10.      CONTINGENCIES

         GUARANTEED LIQUIDITY AND BUY BACK

         The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $4,968,000 and $3,238,000 for the six months ended December 31, 2004 and 2003 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


11.      SUBSEQUENT EVENTS

         On January 4, 2005, the Company issued 180,000 common shares to an investor relations firm in exchange for services. The services were valued at $270,000 and were based on the closing price of the Company's common stock as listed on NASDAQ's Over-the-counter Bulletin Board on the day the shares were issued. .

12.      GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, although the Company had returned to profitability in the last six months of the year ended June 30, 2004 and has recorded a substantial reduction in its loss for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003, the Company continues to have negative cash flows from operations, significant short-term debt and has limited working capital. These items raise doubt about the Company's ability to continue as a going concern.

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

         In December 2004, the Company renegotiated the repayment terms on a $2.5 million dollar line of credit (see Note 6) that was callable on demand by the lender. The lender agreed to modify the line of credit terms to provide for principal repayments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. The Company intends to seek further extensions to the repayment terms in the future, however there can be no assurance that this obligation will be able to be refinanced on terms acceptable to the Company.

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

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins on a wholesale, retail and auction basis. Our wholesale and retail operations are conducted in virtually every state in the United States. We also provide auction services for customers seeking to sell their own rare coins. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay and through our own website at SGBH.com. Our headquarters are in Beverly Hills, California.

         We were originally organized as a Nevada corporation in 1995. On June 30, 2003, our stockholders approved and we completed a reincorporation of our company in the State of Delaware and changed our corporate name from Tangible Asset Galleries, Inc. to Superior Galleries, Inc. These changes were effective at the close of business on June 30, 2003.

TRENDS AND UNCERTAINTIES

         As a dealer and auctioneer of rare coins, our revenue and profitability can be materially affected by economic factors such as interest rates, inflation, stock market performance, the price of gold and other precious metals and world political stability. The demand for and therefore the price of rare coins tends to increase with the price of gold. During times of unstable stock market performance and low interest rates rare coins may become more attractive as an investment as compared to the stock market or interest bearing securities.

In times of strong stock market returns and high interest rates, rare coins may be viewed as a less favorable investment. Political instability may also increase the demand for rare coins as individuals may perceive the security and portability of rare coins more favorably as compared to other financial assets such as stocks, bonds or cash. While we are currently experiencing economic conditions that have increased the demand for rare coins, resulting in higher revenue and profitability for us, future changes in the economy such as rapid increases in interest rates, a decrease in the price of gold or strong growth in the stock market could materially reduce our revenue, margins and profitability and affect our liquidity as inventory turns would diminish.

         Furthermore, certain types of rare coins, as is the case with other collectibles, may become more or less popular based on market trends that we cannot predict. Although we carry a diverse range of categories of rare coins, a decrease in popularity in a particular category could result in diminished liquidity as inventory turns decrease for the affected category.

         Within the rare coin industry many of our customers and suppliers are other dealers. We may be materially affected by both external and internal factors that could affect the financial stability and liquidity of other dealers with whom we conduct business. Our revenues and profitability could significantly decrease if several dealers faced financial difficulties that curtailed their ability to sell or purchase rare coins either directly or at our auctions.

         Prior to the year ended June 30, 2004, we incurred substantial losses that severely diminished our capital base and our liquidity. Although we have returned to profitability, we have a shareholders' deficit, limited working capital and most our debt is short-term. Any significant unfavorable change in the economic environment or in our industry could quickly result in declining revenue and a return to operating losses. Our challenge is to both raise additional permanent equity capital and restructure our debt to include a larger long-term portion. Although we cannot assure you that we will be able to accomplish these objectives, we believe that the achievement of these goals would permit us to increase the levels of inventory that we have available for sale and increase the funds available to loan to our consignment customers, thus enhancing our revenues. Accordingly, it is our hope that if we are able to restructure our debt and the raise additional equity we will mitigate some of the impact of a future negative economic environment and conversely will benefit more sharply from a positive environment.

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

         (2)      Auction and Customer Advances

                  We are required to estimate the collectibility of our auction and customer advances. All of our advances are secured by rare coins. Although we make our decision to advance funds based on customers' creditworthiness, business history, and collateral valuation, the collectibility of advances is primarily based on our estimate of sale of customers' rare coin collateral on a whole liquidation basis. We evaluate specific advance balances when we become aware of situations where a client may not be able to meet its financial obligations to us or the value of collateral securing the advance is impaired. Due to the availability of a line of credit from Stanford Financial Group Company, an affiliate of our principal shareholder, Stanford Venture Capital Holdings, Inc. ("Stanford"), we have recently and significantly expanded our auction and customer advance activities and we do not have historical data to estimate probable loss nor have we had any significant history of losses. It is difficult to assess future performance of the rare coin market. A rapid adverse change in the rare coin market could diminish the value of the collateral and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

         (3)      Revenue Recognition

                  We generate revenue from wholesale and retail sales of rare coins and precious metals bullion. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties.

                  We sell rare coins to other wholesalers/dealers within our industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. We grant credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. We generally do not obtain collateral with which to secure our accounts receivable when the sale is made to a dealer. We maintain reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. We recognize revenue for monetary transactions (i.e., cash and receivables) with dealers when the merchandise is shipped to a dealer.

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

                  Under this retail arrangement, we recognize revenue when our customer agrees to the terms of the credit and makes the initial payment. Less than 5% of our sales are retail credit sales. We have limited-in-duration money back guaranty policies for our retail customers only (as discussed below).

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

         (4)      Inventory Valuation

                  We value our inventory at the lower of cost or market. On a periodic basis our numismatic staff will review market data to determine whether or not the cost of our inventory is above or below market price. If the market value of a coin is significantly less than its cost to us, we will establish a reserve against inventory to reflect that the market value of our rare coin inventory in the aggregate is below cost, which results in reflecting the value of our inventory at the lower of cost or market.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

         The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                                               Six Months Ended
                                                                (in thousands)
                                                 December                    December                                      %
                                                 31, 2004          %         31, 2003          %          Change        Change
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Net sales                                        $ 16,768           95%      $  9,986           90%      $  6,782           68%
Commission Income                                     905            5%         1,085           10%          (180)         -17%
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Total revenue                                      17,673          100%        11,071          100%         6,602           60%
Cost of sales                                      14,003           79%         8,868           80%         5,135           58%
                                                 ---------     ---------     ---------     ---------     ---------     ---------

Gross profit                                        3,670           21%         2,203           20%         1,467           67%
Selling, general and administrative expenses        3,496           20%         2,696           24%           800           30%
                                                 ---------     ---------     ---------     ---------     ---------     ---------

Income (loss) from operations                         174            1%          (493)          -4%           667         -136%
Other income (expense)                               (178)          -1%           (46)           0%          (132)         287%
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) before provision for taxes               (4)           0%          (539)          -5%           535         -100%
Income tax provision                                    1            0%             5            0%            (4)         -80%
                                                 ---------     ---------     ---------     ---------     ---------     ---------

Net Income (loss)                                $     (5)           0%      $   (544)          -5%      $    539          -99%
                                                 =========     =========     =========     =========     =========     =========



         Our net loss for the six months ended December 31, 2004 was $5,000 or $0.00 per share on both a basic and diluted basis as compared to a loss of $544,000 or $0.14 per share on both a basic and diluted basis for the six months ended December 31, 2003. Our improved performance for the six months ended December 31, 2004 was primarily due to the continued strength of rare coin sales.

REVENUES

         The table below reflects the comparative breakdown of the Company's aggregate sales:

                                                 Six Months Ended
                                                  (in thousands)
                                   December                 December                                 %
                                   31, 2004        %        31, 2003        %         Change       Change
                                   --------    --------     --------    --------     --------     --------
Net Sales
   Rare Coin - Wholesale           $11,800         67%      $ 6,372         58%      $ 5,428          85%
   Rare Coin - Retail                4,968         28%        3,238         29%        1,730          53%
   Art, Collectibles and Other          --          0%          376          3%         (376)       -100%
                                   --------    --------     --------    --------     --------     --------
Total Net Sales                     16,768         95%        9,986         90%        6,782          68%
Commission Income                      905          5%        1,085         10%         (180)        -17%
                                   --------    --------     --------    --------     --------     --------
Total Revenue                      $17,673        100%      $11,071        100%      $ 6,602          60%
                                   ========    ========     ========    ========     ========     ========


         Total revenue for the six months ended December 31, 2004 increased $6,602,000 or 60% to $17,673,000 from $11,071,000 for the six months ended
December 31, 2003. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the six months ended December 31, 2004 increased $5,428,000 or 85% over the comparable period in 2003. This increase was primarily due to strong market demand from other dealers which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market and due to our higher levels of inventory available for sale, which resulted from the availability to us of new financing to purchase that inventory. Retail rare coin sales for the six months ended December 31, 2004 increased $1,730,000 or 53% over the comparable period in 2003. This increase was primarily due to continued strength in the demand for rare coins as stated above. We completed our exit of the Art business in October 2003 and a result we had no sales of art, collectibles and other for the six months ended December 31, 2004. Commission income for the six months ended December 31, 2004 decreased $180,000 or 17% over the comparable period in 2003. This decrease was primarily due to entry of additional auction houses into the rare coin market and the aggressive pricing by our competitors. Both of these factors served to reduce our market share. Auction sales (hammer prices realized, which are the aggregate amount of winning bids at our auctions excluding the buyer's commission) were $9,618,000 for the six months ended December 31, 2004 as compared to $11,924,000 for the six months ended December 31, 2003.

         We believe that for our revenue to continue to grow in the future we must continue to expand and diversify our distribution channels. We have recently begun to consider, test and implement several growth strategies.

         To expand our wholesale sales efforts we began to supply a television home shopping channel with rare coins in October 2004. We will be evaluating our arrangement with this supplier through March 2005, when we will determine whether to continue this arrangement and what the parameters of the arrangement should be. In January 2005, we began to supply internet retailer Amazon.com with rare coins on a test basis and we are in negotiations to do the same with Overstock.com. We have yet to determine the length of the test period with either supplier. Over the medium and long-term our growth strategy for wholesale type distribution channels includes hiring of additional numismatic traders, acquiring small rare coin dealers and supplying rare coins to gift and catalog retailers. We have yet to determine the associated costs of our medium and long-term growth strategies in the areas discussed above. We may extend or terminate any of these arrangements at any time.

         To expand our retail distribution channels, we began a significant upgrade of our web-site in late December 2004. This upgrade includes software tools to improve the ease of use of our internet shopping cart, enhance the presentation of items for sale, increase traffic to our web-site and improve on-line bidding and customer want-list capabilities. We estimate that the one-time cost for this upgrade will be approximately $40,000 and that annual maintenance cost associated with this upgrade will be approximately $20,000. We anticipate that the web-site upgrade will be completed in March 2005. Other growth plans include the expansion of our direct mail advertising targeting high net worth collectors who are currently buying rare coins or other fine collectibles.

         We plan to expand our auction operations to include weekly internet-only auctions through our strategic relationship with e-Bay.com. This will complement the seven major live auctions that we currently hold during a year. We anticipate ramping toward weekly internet-only auctions by April 2005. We would not hold an internet-only auction during the week that we held a live auction as our live auctions are simultaneously broadcast over the internet. We are considering adding an additional live auction event in the fiscal quarter ending December 2005 so that we can have two live auctions per quarter.

         Our ability to expand our wholesale, retail and auction operations is dependent in part upon the success of these strategies, which we have not yet evaluated. The implementation of these strategies may not result in increased revenues. We will seek to determine whether the expected benefits from these strategies, measured principally in terms of increased revenue, justifies the costs of implementing them. If we determine that any of these strategies is not cost-effective, we will terminate or amend the strategy. We cannot assure you that our growth plans will generate enough revenue to cover the additional operating costs associated with these growth plans.

         We also believe that over the long-term there are opportunities to expand our collateralized customer lending activities. Currently, our primary focus is to provide auction advances to our customers. However, we believe that the potential exists to provide non-auction financing for rare coins and other fine collectibles that we estimate will yield significantly higher interest rates over what we currently charge our customers.

         Our ability to expand our revenue is significantly contingent on the availability of additional permanent equity and debt financing. As indicated in our "Other Liquidity Plans" below we have plans to raise additional equity and debt, but there is no assurances the we will successful in doing so on terms and conditions that are acceptable to us.

COST OF SALES

         Cost of sales is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of sales associated with it. Cost of sales for the six months ended December 31, 2004 increased $5,135,000 or 58% to $14,003,000 or 79% of total revenue, from $8,868,000 or 80% of total revenue for the six months ended December 31, 2003. The increase in aggregate cost of sales in the current period over the comparable period in 2003 was primarily due to the increase in rare coin sales as discussed in "Total Revenue" above, rather than factors that might influence the cost of any particular item of inventory. During the two periods we had comparable success in purchasing coins at advantageous prices, which resulted in our cost of sales as a percentage of revenue remaining similar. Although the cost of sales as a percentage of total revenue may be similar from the current and comparable period from the previous year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from period to period, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

GROSS PROFIT

         Gross profit for the six months ended December 31, 2004 increased $1,467,000 or 67% to $3,670,000 or 21% of total revenue from $2,203,000 or 20%
of total revenue for the six months ended December 31, 2003. The increase in gross profit in the current period over the comparable period in 2003 was primarily due to the increase in rare coin sales. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Sales" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the six months ended December 31, 2004 increased $800,000 or 30% to $3,496,000 from $2,696,000 for the six months ended December 31, 2003. These expenses represent 20% of total revenue for the six months ended December 31, 2004 as compared to 24% of total revenue for the six months ended December 31, 2003. The increase in these expenses was primarily due to the hiring of new employees to enhance our operational infrastructure as we anticipate continued growth in our revenue. Additionally, we incurred higher commission and travel costs that resulted from higher wholesale sales and increased marketing expenses in support of our retail sales efforts.

OTHER INCOME AND EXPENSES

         Other expenses for the six months ended December 31, 2004 increased $132,000 to $178,000 from $46,000 for the six months ended December 31, 2003. This increase was primarily due to: (i) The decrease in interest income of $58,000 that resulted from the decline in interest rates charged to our customers; (ii) Increases in interest expenses of $96,000 that resulted from the combination of increased use of our lines of credit to finance our own inventory and increases in rates charged to us by our lenders for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003.

PROVISION FOR INCOME TAXES

         Although we reported net losses the six months ended December 31, 2004 and 2003, we incurred income taxes for state franchise and other minimum taxes totaling $1,000 and $5,000 respectively.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

         The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                                            Three Months Ended
                                                              (in thousands)
                                             December                   December                                  %
                                             31, 2004          %        31, 2003        %          Change       Change
                                             --------      --------     --------     --------     --------     -------
Net Sales                                    $ 8,255           98%      $ 4,910          95%      $ 3,345         68%
Commission Income                                148            2%          244           5%          (96)       -39%
                                             --------      --------     --------     --------     --------     -------
Total revenue                                  8,403          100%        5,154         100%        3,249         63%
Cost of sales                                  6,787           81%        4,242          82%        2,545         60%
                                             --------      --------     --------     --------     --------     -------

Gross profit                                   1,616           19%          912          18%          704         77%
Selling, general and administrative
expenses                                       1,642           19%        1,387          27%          255         18%
                                             --------      --------     --------     --------     --------     -------

Income (loss) from operations                    (26)           0%         (475)         -9%          449        -95%
Other income (expense)                          (104)          -1%            2           0%         (106)     -5300%
                                             --------      --------     --------     --------     --------     -------

Income (loss) before provision for taxes        (130)          -2%         (473)         -9%          343        -73%
Income tax provision                              --            0%            6           0%           (6)      -100%
                                             --------      --------     --------     --------     --------     -------

Net Income (loss)                            $  (130)          -2%      $  (479)         -9%      $   349        -73%
                                             ========      ========     ========     ========     ========     =======


         Our net loss for the three months ended December 31, 2004 was $130,000 or $0.03 per share on both a basic and diluted basis as compared to a loss of $479,000 or $0.11 per share on both a basic and diluted basis for the three months ended December 31, 2003. Our improved performance for the three months ended December 31, 2004 was primarily due to the continued strength of rare coin sales.

REVENUES

         The table below reflects the comparative breakdown of the Company's aggregate sales:

                                               Three Months Ended
                                                 (in thousands)
                                   December                 December                                   %
                                   31, 2004         %       31, 2003        %        Change         Change
                                   --------     --------    --------     --------    --------      --------
Net Sales
   Rare Coin - Wholesale           $ 5,235          62%     $ 2,858          55%     $ 2,377           83%
   Rare Coin - Retail                3,020          36%       1,696          33%       1,324           78%
   Art, Collectibles and Other          --           0%         356           7%        (356)        -100%
                                   --------     --------    --------     --------    --------      --------
Total Net Sales                      8,255          98%       4,910          95%       3,345           68%
Commission Income                      148           2%         244           5%         (96)         -39%
                                   --------     --------    --------     --------    --------      --------
Total Revenue                      $ 8,403          48%     $ 5,154          47%     $ 3,249           63%
                                   ========     ========    ========     ========    ========      ========


         Total revenue for the three months ended December 31, 2004 increased $3,249,000 or 63% to $8,403,000 from $5,154,000 for the three months ended
December 31, 2003. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the three months ended December 31, 2004 increased $2,377,000 or 83% over the comparable period in 2003. This increase was primarily due to strong market demand from other dealers which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market and due to our higher levels of inventory available for sale, which resulted from the availability to us of new financing to purchase that inventory. Retail rare coin sales for the three months ended December 31, 2004 increased $1,324,000 or 78% over the comparable period in 2003. This increase was primarily due to continued strength in the demand for rare coins as stated above. We completed our exit of the Art business in October 2003 and a result we had no sales of art, collectibles and other for the three months ended December 31, 2004. Commission income for the three months ended December 31, 2004 decreased of $96,000 or 39% over the comparable period in 2003. This decrease was primarily due to entry of additional auction houses into the rare coin market and the aggressive pricing by our competitors. Both of these factors served to reduce our market share and resulted in a reduction in our average commission percentage. Auction sales (hammer prices realized, which are the aggregate amount of winning bids at our auctions excluding the buyer's commission) were $2,254,000 for the three months ended December 31, 2004 as compared to $2,208,000 for the three months ended December 31, 2003. Although our hammer prices realized at auction slightly increased in 2004 as compared to the same period in 2003, we had to adjust our commission rates in order to remain competitive which resulted in lower commissions on similar levels of auction sales.

COST OF SALES

         Cost of sales is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of sales associated with it. Cost of sales for the three months ended December 31, 2004 increased $2,545,000 or 60% to $6,787,000 or 81% of total revenue, from $4,242,000, or 82% of total revenue for the three months ended December 31, 2003. The increase in aggregate cost of sales in the current period over the comparable period in 2003 was primarily due to the increase in rare coin sales as discussed in "Total Revenue" above, rather than factors that might influence the cost of any particular item of inventory. During the two periods, we had comparable success in purchasing coins at advantageous prices, which resulted in our cost of sales as a percentage of revenue remaining similar. Although the cost of sales as a percentage of total revenue may be similar from the current period to the comparable period of the previous year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from period to period, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

GROSS PROFIT

         Gross profit for the three months ended December 31, 2004 increased $704,000 or 77% to $1,616,000 or 19% of total revenue from $912,000 or 18% of total revenue for the three months ended December 31, 2003. The increase in gross profit in the current period over the comparable period in 2003 was primarily due to the increase in rare coin sales. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Sales" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended December 31, 2004 increased $255,000 or 18% to $1,642,000 from $1,387,000 for the three months ended December 31, 2003. These expenses represent 19% of total revenue for the three months ended December 31, 2004 as compared to 27% of total revenue for the three months ended December 31, 2003. The increase in these expenses was primarily due to the hiring of new employees to enhance our operational infrastructure as we anticipate continued growth in our revenue. Additionally, we incurred higher commission and travel costs that resulted from higher wholesale sales and increased marketing expenses in support of our retail sales efforts.

OTHER INCOME AND EXPENSES

         Other expenses for the three months ended December 31, 2004 increased $106,000 to $104,000 from a net other income of $2,000 for the three months ended December 31, 2003. This increase was primarily due to a decrease in interest income of $27,000 that resulted from a decline in interest rates charged to our customers, and increases in interest expense of $82,000 that resulted from the combination of increased use of our lines of credit to finance our own inventory and increases in rates charged to us by our lenders for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

PROVISION FOR INCOME TAXES

         Although we reported net losses for the three months ended December 31, 2004 and 2003, we incurred income taxes for state franchise and other minimum taxes totaling $0 and $6,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, we had a working capital deficiency of $468,000 and used cash in operating activities of $350,000 for the six month period ending December 31, 2004. Given our December 31, 2004 cash balance of $286,000 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2005. We may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and maintaining operating expenses at current levels. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. We do not expect future fixed obligations through June 30, 2005 to be paid by cash generated from operating activities. We intend to pursue the following options, among others, to provide cash to satisfy fixed obligations:
(i) additional debt/equity financings; (ii) extending vendor payments; (iii) an expanded line of credit with Stanford Financial Group Company, and (iv) liquidation of inventory. We cannot assure you, though, that any of these financing alternatives will be available to us. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

OPERATING ACTIVITIES

         Cash decreased $160,000 for the six months ended December 31, 2004 to $286,000 from $446,000 at June 30, 2004.

         Cash used in our operating activities totaled $350,000 resulting primarily from increases in inventories of $654,000 and decreases in accounts payable of $3,401,000 that were offset by repayments of auction and customer advances of $1,948,000 and decreases in accounts receivable of $1,735,000.

         We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly, through competitive pricing, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

         Cash used in investing activities for the three months ended December 31, 2004 was $60,000 consisting of purchases of property and equipment.

FINANCING ACTIVITIES

         Until the quarter ended March 31, 2004, we incurred losses since July 1999 and financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $250,000 for three months ended December 31, 2004 reflected by the following transactions:

         FINANCING ACTIVITIES - DEBT

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provided for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On December 31, 2003 we executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through December 31, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all our accounts receivable and to consider the default cured at that time. The amendment also required monthly interest payments that began on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provides for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. As of December 31, 2004 the outstanding Line of Credit balance was $2,500,000. No payments were made to reduce the line of credit during the six months ended December 31, 2004.

         On April 10, 2002 we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payment had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayments of principal in the amount of $50,000 per quarter commencing December 31, 2003 and for interest to be paid monthly. As of December 31, 2004 the outstanding balance was $850,000 and all interest payments were paid to date and continue to be paid current on a monthly basis. The principal repayments that were due on December 31, 2004, September 30, 2004 and June 30, 2004 were not paid when due, but our CEO has agreed to further extend the due dates for these payments to March 31, 2005. During the six months ended December 31, 2004, we made principal repayments of $50,000. If we desire to obtain a further extension of the deferred portion of this loan in March 2005, but our CEO is unwilling to provide such an extension, we will be required to liquidate sufficient inventory to make this payment.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC"') with Stanford Financial Group Company to provide us with a $7.5 million line of credit for purposes of financing its inventory, auction advances and inventory loans to other rare coin dealers. The Commercial LOC bears interest at the prime-lending rate (5.25% at December 31, 2004) and is secured by substantially all our assets. As of December 31, 2004 the outstanding Commercial LOC balance was $6,250,000. The net principal repayments against the Commercial LOC during the six months ended December 31, 2004 was $350,000.

         During October 2004, we executed three demand notes payable with a private lender totaling $650,000 for the purpose of financing inventory. These notes payable bear interest at 10% per annum secured by specific inventory. Interest is payable monthly. As of December 31, 2004, the outstanding balance was $650,000.

         Since the Line of Credit and the Commercial LOC are secured by substantially all of our assets, if we default in the performance of our obligations under any of these loans the lender could foreclose its security interest, which could lead to a termination of our business or require us to file a bankruptcy petition.

         We are currently in compliance with all of the financial covenants contained in our credit agreements.

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

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the six months ended December 31, 2004 and does not presently have any plans to make material capital expenditures through the current fiscal year ending June 30, 2005.

RISK FACTORS

WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We may not be able to sustain profitability or significantly increase our revenues. Although we recorded a net income of $552,000 for the year ended June 30, 2004, we incurred a net loss of $5,000 for the six months ended December 31, 2004 and a net loss of $3,491,000 for the year ended June 30, 2003, and had incurred losses since July 1999. We cannot assure you that we will be profitable in the future.

BECAUSE WE HAVE LIMITED WORKING CAPITAL, IT MAY BE DIFFICULT TO MAINTAIN OR EXPAND OUR OPERATIONS.

         Our working capital deficiency at December 31, 2004 was $468,000. There can be no assurance that our revenue or results of operations will not decline in the future, that we will not have losses in the future, or that we will be able to continue funding such losses if they occur. Our limited capital could adversely affect our ability to continue our operations.

OUR AUDIT OPINION COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our auditors have expressed an opinion on our financial statements for the years ended June 30, 2004 and 2003 that contains an explanatory paragraph that expresses doubt about our ability to continue as a going concern due to recurring negative cash flows from operations, significant debt that is short-term, and limited working capital.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE AND PROFITABILITY WILL DECREASE.

         The business of selling coins and other collectibles is highly competitive. We compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Our primary competitors are Heritage Rare Coins, a large scale coin dealer and auctioneer, the Spectrum Numismatic unit of Greg Manning Auctions, a large scale coin dealer and auctioneer, National Gold Exchange, a large scale coin dealer and American Numismatic Rarities, a comparably-sized coin auctioneer. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry relationships. Additionally, other reputable companies that sell or auction rare coins and collectibles may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing recourses than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could decrease.

THE VOTING POWER OF SUPERIOR GALLERIES, INC. IS SUBSTANTIALLY CONTROLLED BY STANFORD VENTURE CAPITAL HOLDINGS, INC. AND A GROUP OF AFFILIATED PERSONS. THIS CONCENTRATION OF VOTING POWER MAY, AMONG OTHER THINGS, DELAY OR FRUSTRATE THE REMOVAL OF INCUMBENT DIRECTORS OR A TAKEOVER ATTEMPT, EVEN IF SUCH EVENTS MAY BE BENEFICIAL TO OUR SHAREHOLDERS.

         Stanford Venture Capital Holdings, Inc., or "Stanford," and certain of its affiliates collectively hold 57% of our voting securities. Consequently, Stanford and its affiliates have sufficient voting power to control the outcome of virtually all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving Superior. In addition, through this control of the board of directors and voting power, Stanford is able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and our acquisition or disposition of assets. Also, the concentration of voting power in the hands of Stanford could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

THE HIGH LEVEL OF OUR DEBT MAY LIMIT OUR ABILITY TO IMPLEMENT BUSINESS STRATEGIES TO GROW OUR REVENUE AND IMPROVE OUR PROFITABILITY.

         At December 31, 2004, we had total indebtedness of $10,937,500, of which $10,231,250 was short-term debt. Our high level of debt limits the amount of additional funds we can borrow, which in turn limits our ability to increase inventory or make additional customer advances, thus restricting our ability to grow our revenues. We do not have sufficient cash flow from operations to rapidly repay this debt, and therefore if this debt was called or not renewed we would have to liquidate inventory, possibly on unfavorable terms. In the past, we have renegotiated or renewed the terms of our indebtedness on various occasions, but we cannot assure you that we will be able to do so in the future or that new debt or equity financing will be available for this purpose. This could result in losses from operations, or could even require us to seek protection under the bankruptcy laws.

IF WE ARE UNABLE TO PAY OUR SECURED DEBT ON A TIMELY BASIS, THE LENDERS COULD REQUIRE THAT OUR ASSETS BE SOLD IN A FORECLOSURE SALE, WHICH COULD RESULT IN OUR BANKRUPTCY.

         We have borrowed funds from Stanford Venture Capital Group and another private party, each of which has been granted a security interest in substantially all of our assets. If we default in the repayment of these debts, these lenders could, among other things, foreclose on their security interests, which could result in the sale of substantially all of our assets, the proceeds of which would be applied to repay our debts to them. If this were to occur, we could be forced to file a bankruptcy petition, or could go out of business.

DECREASED DEMAND FOR RARE COINS COULD REDUCE OUR REVENUE AND PROFITABILITY.

         We derive substantially all of our revenue from commissions paid to us on the sale of rare coins in our auctions and sales of rare coins from our own inventory. Sales of rare coins depend on discretionary consumer spending and are affected by general market conditions including perceived scarcity, subjective value, general consumer trends, changes in the prices of precious metals, government regulations of rare coin transactions, interest rare and other general economic conditions. Many factors affect discretionary consumer spending, including the unemployment rate, business conditions, interest rates, inflation and tax rates. Spending on the types of luxury items that we typically sell and auction are impacted by these factors more than sales of consumer products in general.

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

WE COULD BE SUBJECT TO SALES TAXES, INTEREST AND PENALTIES ON INTERSTATE SALES FOR WHICH WE HAVE NOT COLLECTED TAXES.

         We do not collect California sales tax on mail-order sales to out-of-state customers, nor do we collect use tax on our interstate mail order sales. We believe that our sales to interstate customers are generally tax-exempt due to varying state exemptions relative to the definitions of being engaged in business in particular states and the lack of current Internet taxation. While we have not been contacted by any state authorities seeking to enforce sales or use tax regulations, we cannot assure you that we will not be contacted by authorities in the future with inquiries concerning our compliance with current statutes, nor can we assure you that future statutes will not be enacted that affect the sales and use tax aspects of our business.

THE LOSS OF THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER COULD SIGNIFICANTLY REDUCE OUR REVENUE AND PROFITABILITY.

         Our success and future performance depends on the continued services of our Chief Executive Officer, Silvano DiGenova, on whom we rely heavily for expertise and reputation in the rare coin market. The loss of the services of any of our senior management or other key personnel could harm our business. Specifically, Mr. DiGenova is a substantial buyer, appraiser and seller of rare coins on our behalf as well as a substantial draw to potential auction consigners. Mr. DiGenova's services would be difficult to replace and the loss of these services could cause significant harm to our business. While we have an employment agreement with Mr. DiGenova that expires on March 31, 2005, this employment agreement may not provide us with meaningful assurance that we will continue to have his services available to us through that date.

OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK.

         Our revenue, expenses and operating results may vary significantly from quarter to quarter due to a number of factors, some of which are beyond our control. These factors include the following:

         o        potential unfavorable supply of or demand for rare coins;
         o quarter-to-quarter variations due to the timing of coin auctions;
         o potential changes in consumer trends negatively affecting the popularity of rare coins that we auction and sell from time to time;
         o        unfavorable fluctuations in the prices of precious metals;
         o        costs associated with unanticipated personnel changes;
         o        our inability to maintain customer satisfaction;
         o quarter-to-quarter variations due to the size and timing of capital expenditures and other costs associated with the expansion of our business and infrastructure;
         o our inability to resell our inventory of rare coins in a timely manner;
         o        unexpected or severe price competition:
         o        our inability to maintain gross margins;
         o        our inability to expand our sales and distribution channels.

         Additional factors that may affect our quarterly operating results generally include technical difficulties or network downtime and general economic conditions and economic conditions specific to our industries.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, OUR ABILITY TO INCREASE REVENUE AND PROFITABILITY WILL BE LIMITED.

         Since our business involves the financing of inventory, receivables and auction and customer advances, we may require substantial amounts of capital in order to achieve and accomplish our future business plans. However, to the extent we are in need of any additional financing, we cannot assure you that any such additional financing will be available to us on acceptable terms, or at all. If we raise additional funds through the issuance of equity securities, further dilution to our existing shareholders may result.

THE COSTS ASSOCIATED WITH OUR GROWTH PLANS MAY RESULT IN REDUCED PROFITABILITY.

         We have experienced significant periods of growth and increased personnel, marketing and operational costs, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management and our operational and financial resources. To manage this growth we must do the following:

         o establish and develop operational, financial and management systems;
         o        train, manage and motivate our employee base;
         o        hire additional technology and operations personnel; and
         o        hire additional rare coin specialists and appraisers.

         We expect to incur significant costs in connection with these efforts. If we underestimate the cost of these efforts or overestimate our anticipated growth in revenue, we will incur reduced profitability or even losses.

FROM TIME TO TIME, WE MAY DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUE. THE LOSS OF A KEY CUSTOMER COULD REDUCE OUR REVENUE AND PROFITABILITY.

         During the six months ended December 31, 2004, none of our customers accounted for more than 10% of our sales, however, at times, we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

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

IF WE ARE UNABLE TO OBTAIN A SUFFICIENT SUPPLY OF RARE COINS FOR RESALE AND FOR SALE AT AUCTIONS, WE WILL BE UNABLE TO SUSTAIN OR INCREASE OUR REVENUES.

         Our business depends substantially on our ability to obtain rare coins for appraisal, sale and auction. We depend on the availability of rare coins through dealers and collectibles, and we cannot assure you that rare coins will continue to be available as before. Although we deal with numerous dealers and collectors from whom we are able to obtain rare coins for resale and for our auctions, only a limited number of dealers exist with the capacity to supply rare coins for resale and auction on a regular basis. A change in our relationships with suppliers or dealers could impact negatively our ability to obtain, resell or auction rare coins in the quantities and at the times we desire. A shortage in the supply of rare coins could impair our ability to attract customers, which would harm our business, operating results and financial condition.

IF WE ARE UNABLE TO ATTRACT SUFFICIENT CONSIGNMENT MERCHANDISE FOR SALE AT OUR AUCTIONS, OUR AUCTION OPERATIONS MAY INCUR A LOSS.

         We incur certain fixed costs in connection with each auction. Our auction operations generate commission revenue based on the successful sale of consigned merchandise. If the volume of sales at our auctions does not generate sufficient commission revenue to cover fixed costs, our auction operations will generate a loss.

IF WE EXPERIENCE AN INCREASE IN THE RESCISSION OF SALES, OUR REVENUE AND PROFITABILITY COULD DECREASE.

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

OUR PLANNED EXPANSION AND ENHANCEMENTS OF OUR WEBSITE AND INTERNET OPERATIONS MAY NOT RESULT IN INCREASED PROFITABILITY.

         The satisfactory performance, reliability and availability of our website and network infrastructure are and will be critical to our reputation and our ability to attract and retain customers and technical personnel and to maintain adequate customer service levels. Any system interruptions or reduced performance of our website could materially adversely affect our reputation and our ability to attract new customers and technical personnel. We are in the process of development and/or enhancement of several portions of our website that will offer content and auctions for rare coins that may have a lower average selling price than many of the rare coins in the markets we currently serve. Continued development of our website will require significant resources and expense. If the planned expansion of our website does not result in increased revenue, we may experience decreased profitability.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a) RECENT SALES OF UNREGISTERED SECURITIES. On January 4, 2005, we issued 180,000 shares of our common stock to an investor relations firm in exchange for services. The value of these services was $270,000. There were no underwriters in this transaction, and thus no underwriting discounts or commissions were paid in connection with this issuance. This issuance and sale was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereunder. The common shares were issued to a single purchaser, without general advertising or solicitation. The purchaser was a sophisticated investor with substantial experience in investing in small companies.

         (b) DIVIDENDS. We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We are restricted from paying dividends on our common stock under state law as a result of our accumulated deficit as of December 31, 2004. The terms of our Series A Redeemable 8% Convertible Preferred Stock, or Series A Preferred Stock, prohibit us from paying dividends on shares of our common stock unless dividends in such amount shall have been simultaneously paid or declared and set apart for payment to the holders of our Series A Preferred Stock. In addition, the terms of our Series B Preferred Stock prohibit us from making any distributions on our common stock without the vote or written consent of the holders of a majority of the outstanding shares of the Series B Preferred Stock, voting as a separate class.

         We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Our Series A Preferred Stock contains redemption provisions that require us, upon request by the holders, to redeem one tenth of the holders' shares of such securities each quarter for ten consecutive quarters, commencing March 31, 2004. All of the holders of the Series A Preferred Stock have requested redemption of their shares. However, because our liabilities currently exceed our assets, we are prohibited under Delaware corporation law from commencing this redemption, and have informed the stockholders of this redemption prohibition. We intend to begin the redemption once we are legally allowed to do so. We have reflected the Series A Preferred Stock redemption payable as a liability on our Balance Sheet. As of December 31, 2004 the balance payable with respect to the Series A Preferred Stock redemption is $687,500.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 30, 2004 at our Annual Meeting of Shareholders, the stockholders voted on the following matters:

         o        the re-election of directors,

         o the ratification of the selection of Singer Lewak Goldstein & Greenbaum LLP as our independent registered public accounting firm,

         o To approve a form of indemnification agreement for our officers and directors.

         As of the close of business on November 5, 2004, the record date for the meeting, we had outstanding 4,509,942 shares of common stock, 3,400,000 shares of Series B Preferred Stock, and 2,000,000 shares of Series D Preferred Stock. Each share of Series B Preferred Stock was entitled to 0.5 votes, and each share of Series D Preferred Stock was entitled to 0.833 votes. A total of 2,836,617 shares of common stock, 3,400,000 shares of Series B Preferred Stock (representing 1,700,000 votes), and 2,000,000 Shares of Series D Preferred Stock (representing 1,666,667 votes) were represented in person or by proxy at the meeting and constituted a quorum.

         All of the nominees as directors were elected and all of the other matters presented to the shareholders were approved. The votes for and against, and abstentions from voting, on the matters presented were as follows:

         Proposal 1: To elect five directors:
                                                       Withhold
                  Nominee                For           Authority        Abstain
                  -------                ---           ---------        -------
                  Silvano DiGenova       6,202,276     1,008            0
                  Paul Biberkraut        6,202,276     1,008            0
                  James Gollihugh        6,202,276     1,008            0
                  Lee Ittner             6,202,276     1,008            0
                  David Rector           6,202,276     1,008            0

         Proposal 2: To ratify the selection of Singer Lewak Goldstein & Greenbaum LLP as our independent certified public accountants to audit our financial statements for the fiscal ending June 30, 2005:

                  For:              6,203,284
                  Against:                  0
                  Abstain:                  0

         Proposal 3: To approve the form of indemnification agreement for our officers and directors:

                  For:              6,192,753
                  Against:              9,523
                  Abstain:              1,008

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT NO.       DESCRIPTION

10.1 Investor Relations Agreement dated December 30, 2004 between American Capital Ventures, Inc. and Superior Galleries, Inc. (incorporated herein by this reference to Exhibit 10.20 to Amendment No. 2 to the registrant's Registration Statement on Form SB-2 filed January 11, 2005)

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




         Dated: January 14, 2005       SUPERIOR GALLERIES, INC.

                                       By /s/ Silvano A. DiGenova
                                       ----------------------------------------
                                       Silvano A. DiGenova
                                       President and Chief Executive Officer


         Dated: January 14, 2005       SUPERIOR GALLERIES, INC.

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