Form 10KSB/A
period 2004-06-30
SUPERIOR GALLERIES INC
filed 2005-03-07
CIK 1091539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         The number of outstanding shares of the registrant's common stock as of August 10, 2004, was 4,485,942. Based on the last sale price of its common stock on August 10, 2004 ($1.25), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1,600,010(1). Unless otherwise specified herein, all share, warrant and option amounts give effect to a 1-for-20 reverse stock split effective as of June 30, 2003.

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

         None

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

         The purpose of this Amendment No. 1 is to amend information in Items 1, 3, 5, 6, 7, 8A, 9, 10, 11, 12 and 13 of this company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

---------------
1 For purposes of this calculation, shares owned by executive officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                         TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----

PART I...........................................................................................1
   ITEM 1.       DESCRIPTION OF BUSINESS.........................................................1
   ITEM 3.       LEGAL PROCEEDINGS...............................................................8

PART II..........................................................................................9
   ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                   AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES......................9
   ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................10
   ITEM 7.       FINANCIAL STATEMENTS...........................................................26
   ITEM 8A.      CONTROLS AND PROCEDURES........................................................26

PART III........................................................................................27
   ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................27
   ITEM 10.      EXECUTIVE COMPENSATION.........................................................29
   ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................................31
   ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................34
   ITEM 13.      EXHIBITS.......................................................................36


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

ITEM 1.           DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins on a retail, wholesale, and auction basis. Our retail and wholesale operations are conducted in virtually every state in the United States. We also provide auction services for customers seeking to sell their own coins. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay and through our own website at sgbh.com. Our headquarters are in Beverly Hills, California.

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

         In November 2002, we began to reduce our operations that were focused on the fine art, jewelry and collectibles ("Art") segment of our business. By March 2003, with the exception of activities specifically related to the liquidation of our remaining art inventory, all Art business segment operations had ceased. We completed the liquidation of our art inventory in October 2003. We may, at some future date and on a limited basis, re-enter some of the Art business segment as a consignment auctioneer.

BACKGROUND OF THE COIN AND COLLECTIBLES INDUSTRY

         Throughout history, coins have been widely regarded as a store of value, particularly those struck in precious metals. Over the past 300 years, coin collecting for enjoyment and profit has gained increasing prominence. The coin industry has been active in trading since the 17th century. Today, coins and collectibles are bought and sold throughout the world in galleries, shops, stores, auctions and on the Internet at fixed prices.

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

         Typically, the coins that we buy and sell were originally manufactured in the late 1700's to mid-1900's. Many of the items that we sell are one-of-a-kind, or are one of few examples on the market at any time. We believe that coin buyers generally start with a modest purchase amount and increase the size of their transactions and the rarity of the items that they purchase as they gain experience as a buyer in the market.

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

         Our CEO, in consultation with senior management team members, approves trade credit. In wholesale transactions, selling prices for rare coins are determined by the marketplace and usually individually negotiated with the buyer. There are several printed pricing guides, some published weekly, which provide pricing indications as well as the CCE, a real-time exchange with bids and asks on many of the coins in the market. Often, a wholesale customer is buying rare coins from us because the wholesale customer has another customer, whether wholesale or retail, already identified. Wholesale sales prices for rare coins are determined primarily by the grade of the coins and are often influenced by non-market factors such as the purchasing or selling dealer's liquidity, the relative desire or need for the specific rare coin, the length of time the selling dealer has held the rare coins and other factors. We have an inventory turnover of four to five times per year.

         When selling rare coins on a retail basis, we utilize direct mail, telephone, fax, email and Internet-based retail and auctions, both private and public, as channels of distribution. We maintain a database of over 30,000 potential customers for rare coins who are solicited regularly through these channels. We currently maintain our website, www.sgbh.com, to offer rare coins both at retail and at private auction. We have ongoing campaigns on eBay, a third party website, to sell rare coins at its Internet public auction site. At retail, we typically sell for immediate payment, holding the rare coins until good funds are received. In a few instances, on large purchases, we will consider financing a sale for a retail buyer. In these situations, we will hold the rare coins as collateral. In retail transactions, the market determines sale prices for rare coins and there are several pricing guides available to the retail buyer including monthly and weekly publications and auction prices realized. The price to be paid by a retail buyer for a rare coin is primarily based on the coin's condition and rarity as determined by its grade but is also influenced by the buyer's desire for the particular rare coin, the time it has taken to find a suitable example for the buyer's collection, the relative rarity of the coin to others held by the buyer and other factors. In retail transactions, we principally sell rare coins that have been certified for authenticity and quality by an independent recognized authority.

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

         Generally, the purchase price from the sale of rare coins is due upon the completion of the auction, although we maintain credit relationships with certain dealers in the trade and offer payment terms of 30 days to those selected dealers. A contract with a consignor requires payment to the consignor, less any loan amounts, accrued interest and commissions, to be made within 45 days of the sale date.

COMPETITION

         The business of selling rare coins is highly competitive. Methods of competition include pricing coins at levels that are lower than the published prices of our competitors, charging reduced auction commissions to sellers, increasing advertising and expanding Internet presence, and providing more personalized service. We compete with a number of smaller, comparably sized, and larger firms throughout the United States. These include: Heritage Rare Coin Galleries, a large scale coin dealer and auctioneer; National Gold Exchange, a large coin and bullion dealer; Spectrum, a large scale coin dealer and auctioneer and a subsidiary of Greg Manning Auctions, Inc., a publicly traded company; American Numismatic Rarities, a comparably sized coin auction company; U.S. Coins, a medium-sized coin dealer; and other companies. These competitors are generally larger and better capitalized than we are. However, we believe that we are able to compete with these competitors in part because of the reputation of our Chief Executive Officer, Silvano DiGenova, who has twenty-five years of experience in the rare coin industry. We cannot assure you, though that we can continue to compete successfully with other established companies.

REGULATION

         The rare coin markets are not currently subject to direct federal, state or local regulation. However, the Federal Trade Commission, or FTC, and many state attorneys general have shown an interest in regulating the sales of rare coins and other tangible assets as investments. The State of New York has determined that under certain circumstances, rare coins may be treated as securities under state law, thereby requiring rare coin dealers to register as broker-dealers and permitting investors all legal and equitable remedies otherwise available to buyers of securities. We rely upon a 1998 U.S. Federal Court ruling that the ordinary retail sale of rare coins to investors does not constitute the sale of a security under the federal securities laws, and we believe that our operations are not subject to regulation as involving the sale of securities. There is no assurance, however, that at some time in the future, the sale of rare coins will not be subject to increased regulation, and that our business will not be materially adversely affected by such regulation. Any increased regulation of our business could increase our costs of operation or require us to change our business practices, either of which could have a material and adverse impact on our business. For example, if we were required to become registered as broker-dealers under federal or state securities laws, we would have to hire additional staff and expend additional amounts in insuring compliance with the regulations governing broker-dealers. The imposition of these additional regulations would likely require us to hire additional compliance staff and to expend resources in establishing and maintaining systems to insure our compliance with these rules.

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

         The Telemarketing Sales Rule requires us to inform customers of the following before accepting payment: the number of items being sold, the purchase price, and our refund/exchange/buyback policy. The rule also prohibits us from misrepresenting the "risk, liquidity, earnings potential, and profitability" of the items that we sell. This in itself did not materially change prior law. However, during debates on the Telemarketing Sales Rule in 1995, FTC staff attorneys tried to impose additional specific requirements that dealers in "tangible assets" disclose to retail customers their actual cost for the items they sell, and also disclose "all material facts" about their goods before accepting any money from the customer. This would have required us to disclose our actual margins to our retail customers, as well as impose on us the burden of determining what facts were material to the purchase of coins or other collectibles. Although the FTC ultimately removed these additional requirements from the final version of the rule, the behavior of the FTC staff has demonstrated its particular concern for telemarketing of coins as investments. We cannot assure you that the FTC will not amend the rule in the future to impose these or other additional regulations, or that individual states will not impose such regulations. If the FTC or any state agency proposed additional regulations relating to the telemarketing of coins, we could be required to expend additional funds in order to hire staff and provide training. The expense of complying with these requirements would likely reduce our profitability.

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

ITEM 3.           LEGAL PROCEEDINGS

         From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition, results of operations, liquidity or cash flows.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         Our common stock is traded on the OTC Bulletin Board under the symbol "SPGR." Prior to July 1, 2003 our symbol was "TAGZ." Due to the reduced volume of trading over the past 60 days, no public market is deemed to exist for our common stock at this time.

         The following table shows the trading price data for our common stock as reported by NASDAQ as the range of representative bid prices for our common stock for the quarters indicated. Our common stock is quoted in the National Quotation Bureau's Pink Sheets and listed on the OTC's Electronic Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, may not represent actual transactions and have been retroactively restated to reflect the one-for-twenty reverse split of our common stock on June 30, 2003.


                                                          Fiscal 2004
                                                    ---------------------
                  Fiscal Quarter Ended:                High        Low
                                                    ---------   ---------
                         June 30                    $   2.15    $   0.75
                         March 31                       1.92        0.75
                         December 31                    1.06        0.60
                         September 30                   1.01        0.24

                                                          Fiscal 2003
                                                    ---------------------
                  Fiscal Quarter Ended:                High        Low
                                                    ---------   ---------
                         June 30                    $   1.50    $   0.02
                         March 31                       0.60        0.02
                         December 31                    0.60        0.20
                         September 30                   2.40        0.60

HOLDERS

         The number of holders of record of our common stock as of the close of business on August 10, 2004 was approximately 200.

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

         ACCOUNTS RECEIVABLE. We are required to estimate the collectibility of our accounts receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and related aging of past due balances. We evaluate specific accounts receivable balances when we become aware of a situation where a client may not be able to meets its financial obligations to us. The amount of the required allowance is based on the facts available to us and is reevaluated and adjusted as additional information is available. Allowances are also established for probable loss inherent in the remainder of the accounts receivable based on our historical bad debt loss information. As a result of the expansion of our rare coin auction business, we may attract new customers that may adversely affect our estimates of accounts receivable collectibility, and, the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

         AUCTION AND CUSTOMER ADVANCES. We are required to estimate the collectibility of our auction and customer advances. All of our advances are secured by rare coins. Although we make our decision to advance funds based on customers' creditworthiness, business history, and collateral valuation, the collectibility of advances is primarily based on our estimate of sale of customers' rare coin collateral on a wholesale liquidation basis. We evaluate specific advance balances when we become aware of situations where a client may not be able to meet its financial obligations to us or the value of collateral securing the advance is impaired. Due to the availability of a line of credit from Stanford Financial Group Company, which is an affiliate of our principal shareholder, Stanford Venture Capital Holdings, Inc. ("Stanford"), we have recently and significantly expanded our auction and customer advance activities and we do not have historical data to estimate probable loss nor have we had any significant history of losses. It is difficult to assess future performance of the rare coin market. A rapid adverse change in the rare coin market could diminish the value of the collateral and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

         REVENUE RECOGNITION. We generate revenue from wholesale and retail sales of rare coins and precious metals bullion. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties.

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

         Under this retail arrangement, we recognize revenue when our customer agrees to the terms of the credit and makes the initial payment. Less than 5% of our sales are retail credit sales. We have limited-in-duration money back guaranty policies for our retail customers only, as discussed below.

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

         Our auction business generates revenue in the form of commissions charged to buyers and sellers of auction lots. Auction commissions include buyers' commissions, sellers' commissions, and buyback commissions, each of which are calculated based on a percentage of the hammer price, which is the amount of the winning bid at an auction excluding the buyer's commission. Buyers' and sellers' commissions are recognized upon the confirmation of the identification of the winning bidders. Funds charged to winning bidders include the hammer price plus the commission. Only the commission portion of the funds received by winning bidders is recorded as revenue. Buyback commissions represent an agreed upon rate charged by us for goods entered in the auction and not sold. Goods remain unsold when an auction lot does not meet the consignor reserve, which is the minimum sales price as determined prior to auction, and when items sold at auction are returned subsequent to the winning bidder taking possession. Buyback commission is recognized along with sellers' commission or at the time an item is returned. Returns from winning bidders are very limited and primarily occur when a rare coin sold auction has an error in its description which the winning bidder relied upon to purchase the item.

         INVENTORY VALUATION. We value our inventory at the lower of cost or market. On a periodic basis our numismatic staff will review market data to determine whether or not the cost of our inventory is above or below market price. If the market value of a coin is significantly less than its cost to us, we will establish a reserve against inventory to reflect that the market value of our rare coin inventory in the aggregate is below cost, which results in reflecting the value of our inventory at the lower of cost or market.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2004 AND 2003

         The following table sets forth the percentage of net revenue represented by each item in our statements of operations for the periods indicated:

                                                    Year Ended      Year Ended
                                                   June 30, 2004   June 30, 2003
                                                   -------------   -------------
Net Sales                                               89.7%          88.6%
Commission Income                                       10.3%          11.4%
                                                   -------------   -------------
Total Revenue                                          100.0%         100.0%
Cost of Sales                                           77.9%          78.4%
                                                   -------------   -------------
Gross Profit                                            22.1%          21.6%
Selling, general and administrative expenses            19.9%          32.8%
Impairment of goodwill                                   0.0%           2.9%
                                                   -------------   -------------
Income (loss) from operations                            2.2%         -14.1%
Other income (expense)                                  -0.3%          -3.0%
                                                   -------------   -------------
Income (loss) before taxes                               1.9%         -17.1%
Income taxes                                             0.1%           0.1%
                                                   -------------   -------------
Net Income (loss)                                       -1.8%         -17.2%
                                                   =============   =============

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

         TOTAL REVENUE The table below sets forth our primary sources of revenue for the periods indicated:

                                                  ------------------     ------------------
                                                      Year Ended             Year Ended
                                                     June 30, 2004          June 30, 2003
                                                  ------------------     ------------------
                  Net Sales
                    Coins - Wholesale             $19,195,220    64%     $ 9,050,773    44%
                    Coins - Retail                  7,344,986    25%       8,263,941    41%
                    Art, collectibles & other         376,078     1%         729,112     4%
                                                  ------------  ----     ------------  ----
                  Total Net Sales                  26,916,284    90%      18,043,826    89%
                  Commission Income                 3,081,028    10%       2,311,082    11%
                                                  ------------  ----     ------------  ----

                  Total Revenue                   $29,997,312   100%     $20,354,908   100%
                                                  ============  ====     ============  ====

         We recorded total revenue of $29,997,312 for the year ended June 30, 2004, an increase of $9,642,404 or 47% over the total revenue of $20,354,908 recorded for the year ended June 30, 2003. The increase in revenue is primarily due to increased wholesale coin sales. Wholesale coin sales, which represented 64% of total revenue, increased $10,144,447 or 112% to $19,195,220. This increase was primarily due to the strong market demand which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market, and due to our higher level of inventory available for sale, which resulted from the availability to us of new financing to purchase that inventory. Retail coin sales, which represented 25% of total revenue, decreased $918,955 or 11% to $7,344,986. This decrease was primarily due to our aggressive pricing in 2003 to generate cash from inventory that resulted in higher sales, but reduced gross margins.

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

         Our revenue and profitability during the year is subject to seasonality. Our first and third fiscal quarters have traditionally been our strongest because two well-attended auctions are normally scheduled during each of these quarters and during these quarters there are more frequent and better-attended trade shows. Our second fiscal quarter has traditionally been our weakest because we conduct only one auction event and there are fewer, less popular trade shows.

         COST OF SALES. Cost of sales is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as supply and demand factors at the time that we are purchasing coins. Cost of sales increased $7,429,890 to $23,381,949 for the year ended June 30, 2004, representing 78% of total revenue, compared to $15,952,059, for the year ended June 30, 2003, which also represented 78% of total revenue. The increase in the aggregate cost of sales was primarily due to the increased sale of rare coins as discussed in "Total Revenue" above, rather than factors that might have influenced the cost of any particular item of inventory. Thus, the increase in cost of sales in 2004 of 46% over 2003 is comparable to the net increase in total revenue in 2004 of 47% over 2003. During our 2003 and 2004 fiscal years, we had comparable success in purchasing coins at advantageous prices, which resulted in our cost of sales as a percentage of revenue remaining similar. Although cost of sales as a percentage of total revenue may be similar from year to year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from year to year, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

         GROSS PROFIT. Gross profit for the year ended June 30, 2004 increased $2,212,514 or 50% to $6,615,363. This represented 22% of total revenue for the year ended June 30, 2004, as compared to $4,402,849 for the year ended June 30, 2003, which also represented 22% of total revenue for that year. The increase in the total amount of gross profit in 2004 was primarily due to the increase in our rare coin sales and increased auction commission revenue. Gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Sales," above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $716,800 or 11% to $5,958,829 for the year ended June 30, 2004 from $6,675,629 for the year ended June 30, 2003. These expenses represented 20% of total revenue for the year ended June 30, 2004 as compared to 33% of total revenue for the year ended June 30, 2003. The decrease in these expenses, both as a percentage of revenue and in the aggregate, were due in part to the effect of our operational consolidation efforts that were completed during the last half of the fiscal year ending June 30, 2003. Our operational consolidation included the elimination of our Newport Beach location, the reduction of staff as a result of our exit of the art business segment and the elimination of duplicative systems with regard to operations, accounting and sales and marketing. The cost savings from the operational consolidation were approximately $325,000, however these cost savings were offset in 2004 primarily by costs associated with increases in staff at our Beverly Hills location of approximately $190,000 and increased advertising and marketing costs of approximately $110,000. The prior year also included a $418,000 fee to be the official auctioneer at a national rare coin trade show, and two unusual bad debts totaling $330,714. There were no such costs in the current year.

         IMPAIRMENT OF GOODWILL. In July 2001, we recorded goodwill of $591,521 in connection with acquisition of our Superior Galleries Beverly Hills auction unit. Based on our annual fair value assessment to determine the impairment, if any, of goodwill, we determined that the goodwill associated with this acquisition had become fully impaired resulting in charge of $591,521 for the year ended June 30, 2003. There was no similar charge for the year ended June 30, 2004.

         OTHER INCOME AND EXPENSES. Other expenses decreased $521,494 on a net basis to $91,812 for the year ended June 30, 2004 from $613,306 for the year ended June 30, 2003. This decrease is attributable primarily to an increase in interest income of $350,789 as a result of a higher level of advances to customers, and reductions in interest rates on our outstanding debt that decreased interest expense by $137,050 for the year ended June 30, 2004 as compared to the year ended June 30, 2003. Our higher level of auction and customer advances during the year ended June 30, 2004 resulted from the availability of our $7.5 million line of credit facility provided by Stanford Financial Group Company in October 2003. Our ability to increase the level of auction and customer advances enabled us to obtain more consignments which in turn increased our commission revenue.

         PROVISION FOR INCOME TAXES. Although we recorded income for the current year, we have net operating losses ("NOL") carried forward from previous years and we have only recorded income tax expenses of $12,456 for state and other minimum taxes for the year ended June 30, 2004. We incurred a loss for the year ended June 30, 2003 and we recorded income taxes expense of $13,396 for state and other minimum taxes for that year. For federal income tax purposes, we have a NOL carryforward of approximately $9,620,000 which is available to offset future federal taxable income through 2023. For state income tax purposes, we also have a NOL carryforward of approximately $5,370,000, which is available to offset state taxable income through 2012. The use of these NOL carryforwards in future years will be limited due to past changes in our ownership, the full effect of which has yet to be calculated. In addition, NOL carryforwards for the purposes of offsetting California state taxable income have been suspended for the tax years beginning in 2002 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, we had a working capital deficiency of $286,128. We recorded net income of $552,266 and used cash in operating activities of $6,237,294 for the year then ended. Given our June 30, 2004 cash balance of $446,530 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2005. We may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. We were in default under one of our lines of credit until September 30, 2003 when we renegotiated the line of credit with our lender and cured the default. However, the line of credit is callable by the lender on demand, and although we are continuing to seek an agreement with the lender for extended payments terms, there is no guarantee the lender will agree to provide such extended terms. We do not expect future fixed obligations through June 30, 2005 to be paid by cash generated from operating activities. We intend to pursue the following options, among others, to provide cash to satisfy fixed obligations: (i) additional debt/equity financings; (ii) extending vendor payments; (iii) an expanded line of credit with Stanford Financial Group Company, and (iv) liquidation of inventory. We cannot assure you, though, that any of these financing alternatives will be available to us. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

         OPERATING ACTIVITIES. Cash decreased $242,342 during the year ended June 30, 2004 to $446,530 from $688,872 at June 30, 2003.

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

         INVESTING ACTIVITIES. Cash used in investing activities during year ended June 30, 2004 was $45,583 consisting of purchases of property and equipment of $55,757 and offset by $10,174 in proceeds on the sale of property and equipment.

         FINANCING ACTIVITIES. Until the quarter ending March 31, 2004, we had incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $6,040,535 for the year ended June 30, 2004 resulting from the transactions described below.

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

         On April 10, 2002 we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The payments that were due March 31, 2004 and June 30, 2004, were deferred by verbal agreement with our CEO to September 30, 2004. If we desire to obtain a further extension of the deferred portion of this loan, but our CEO is unwilling to provide such an extension, we will be required to liquidate sufficient inventory to make this payment. During the year ended June 30, 2004, the note was reduced by $100,000.

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by our inventory and a personal guarantee of our CEO and were due to be repaid in 60 days. On August 8, 2002 we converted the two loans from the Lender into a line of credit (the "Private LOC") with the Lender by executing a Secured Revolving Line of Credit Agreement. The Private LOC bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and was secured by substantially all the assets of the Company and a personal guarantee of our CEO. The Private LOC provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Private LOC was amended to extend the due date to October 15, 2002. In November 2002 the Lender died and the Private LOC became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003, we executed a Renewal and Modification Agreement that amended the Private LOC. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all of our accounts receivable and to consider the default cured at that time. The amendment also required monthly interest payments that began on November 1, 2003 and included a provision that the Private LOC was callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that we will be able to negotiate a repayment schedule for this obligation on terms acceptable to us. As of June 30, 2004 the outstanding balance was $2,500,000, not including accrued interest, all of which was paid to date. No payments were made to reduce the Line of Credit during the year ended June 30, 2004.

         On December 10, 2002 and December 13, 2002, our CEO advanced us $289,970 and $70,000 respectively for working capital purposes. We executed two unsecured promissory notes both payable on demand and bearing interest at the rate of 12% per annum. On October 23, 2003, we reduced our unsecured notes payable to our CEO by $350,000 as a result of his purchase of our art inventory for $350,000 (see "Other Liquidity Plans," below). On February 4, 2004 the remaining balance of the unsecured notes payable to our CEO of $9,970 was repaid. During the year ended June 30, 2004 the notes payable were reduced by $359,970.

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

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC"') with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc., to provide us with a $7.5 million line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. The Commercial LOC bears interest at the prime-lending rate (4.00% at June 30, 2004), is secured by substantially all of our assets and matures on October 1, 2005. As of June 30, 2004 the outstanding Commercial LOC balance was $6,600,000. This balance reflects the net borrowing against the Commercial LOC for the year ended June 30, 2004.

         Since the Private LOC and Commercial LOC are secured by substantially all of our assets, if we default in the performance of our obligations under either of these loans the lender could foreclose its security interest, which could lead to a termination of our business or require us to file a bankruptcy petition.

         We are currently in compliance with all of the financial covenants contained in our credit agreements. While we are in default of the redemption requirements of our Series A Preferred Stock, this default has not affected our liquidity, as there are no cross default provisions in our outstanding debt instruments that are tied to such a default. Our future liquidity, however, will be reduced by the amount that we are required to pay in order to redeem our Series A Preferred Stock, once we are legally permitted to do so. See Note 11 of Notes to Financial Statements at June 30, 2004.

         FINANCING ACTIVITIES - EQUITY. In April 2002 we raised $3,000,000 through the private placement of our Series B Preferred Stock to Stanford and our CEO, Silvano DiGenova. In February 2003 we raised an additional $2,000,000 through the private placement of our Series D Preferred Stock and our CEO converted his Series C Preferred Stock, which were equity securities that carry redemption obligations similar to debt, into $700,000 of our common stock at $1.20 per common share, which was the equivalent conversion price of the Series D Preferred Stock. We have invested the net proceeds from each private placement in our current operations and to reduce debt. However, this equity capital may be insufficient to permit us to execute our operating plan.

         OTHER LIQUIDITY PLANS. In November 2002, we began to reduce our operations focused on the Art segment of our business. Our initial plans included using both our own and third party auction houses and Internet sites to sell our inventory. From July 1, 2002 through June 30, 2003, we sold approximately $700,000 of our Art inventory while still maintaining modest gross margins on these sales. In February 2003, in addition to our exit from the Art business segment, we began to consolidate all our operations into our Beverly Hills, California location. This operational consolidation allowed us to reduce overhead costs by eliminating duplicative operational and administrative expenses. In June 2003, we determined that our initial liquidation plans were no longer effective and we decided to solicit offers from other art dealers and collectors for them to purchase the balance of the Art inventory owned by us. In June 2003, based on our continued assessment of recoverability of the art inventory including our evaluation of the current Art market and informal offers from other art dealers, we established a reserve to $665,000 or approximately 65% of our carrying cost. On October 23, 2003, our Board of Directors, after reviewing other bids to purchase our art inventory, approved the sale of the art inventory to our CEO for $350,000. This amount represented the highest bid that we received. With this transaction, we completed our exit from the Art business segment. However, at some future date, we may resume our activities, on a limited basis, as a consignment auctioneer in some areas of the Art business segment.

         While we have completed our cost reduction plans and have plans to secure additional financing and/or to raise additional capital, we cannot assure you that we will be successful in completing these critical tasks. If we are unable to successfully complete these critical tasks, we may be forced to significantly and materially reduce our operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund any ongoing operations.

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

         The following table outlines payments due under our significant contractual obligations over the next four years, exclusive of interest:


                                                                 PAYMENT DUE BY PERIOD
                                                                 ---------------------
CONTRACT OBLIGATIONS                                     LESS THAN       LESS THAN       LESS THAN
AT JUNE 30, 2004(1)                        TOTAL          1 YEAR          2 YEARS         3 YEARS      AFTER 3 YEARS
----------------------------------     ------------    ------------    ------------    ------------    -------------
Short Term Debt(2)                     $ 9,100,000     $ 9,100,000     $        --     $        --     $         --
Long Term Debt(3)                        1,587,500         643,750         475,000         268,750          200,000
Operating Leases                           765,981         261,135         224,376         224,376           56,094
                                       ------------    ------------    ------------    ------------    -------------
Total Contractual Cash Obligations     $11,453,481     $10,004,885     $   699,376     $   493,126     $    256,094
                                       ============    ============    ============    ============    =============

----------

(1) The above table outlines our obligations as of June 30, 2004 and does not reflect any changes in our obligations that have occurred after that date.
(2) Short term debt is comprised of (a) a line of credit from a private lender with a balance of $2.5 million bearing interest at 6% per annum and (b) a line of credit from our affiliate, Stanford Financial Group Company, that at June 30, 2004 had a principal balance of $6.6 million and was bearing interest at the prime rate. We are unable to predict the future amount of interest payments as the line of credit from Stanford Financial Group Company will fluctuate during the year depending on our usage.
(3) Long-term debt consists of (a) a note payable to our Chief Executive Officer in the amount of $900,000 at June 30, 2004, bearing interest at 9% per annum, and (b) the balance due on the redemption of our Series A stock in the amount of $687,500 bearing interest at 9% per annum. The maximum interest payable in our fiscal year ending June 30, 2005 on this debt is $142,875, and the actual amount that will be payable will depend on whether any principal reductions are made to this debt.

(4) The foregoing amounts do not contain any amounts pertaining to our obligations under our Guarantied Liquidity and Buy-Back at Grade Warranty. Under this warranty, we agree with our customers to repurchase coins we sell to them at a price that we determine is the wholesale market price of the coins. This warranty has not historically been exercised in any material amount, largely due to the fact that the repurchase price will normally be less than the price paid by the customer for the coin.

RISK FACTORS

         WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We may not be able to sustain profitability or significantly increase our revenues. Although we recorded net income of $552,000 for the year ended June 30, 2004, we incurred a net loss of $3,491,000 for the year ended June 30, 2003, and have incurred losses in prior fiscal years since July 1999. We cannot assure you that we will be profitable in the future.

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

         OUR AUDIT OPINION COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Our auditors have expressed an opinion on our financial statements for the years ended June 30, 2004 and 2003 that contain an explanatory paragraph that expresses doubt about our ability to continue as a going concern due to recurring negative cash flows from operations, significant debt and limited working capital.

         IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE AND PROFITABILITY WILL DECREASE.

         The business of selling coins and other collectibles is highly competitive. We compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Our primary competitors are Heritage Rare Coins, a large scale coin dealer and auctioneer, the Spectrum Numismatic unit of Greg Manning Auctions, a large scale coin dealer and auctioneer, National Globe Exchange, a large scale coin dealer and American Numismatic Rarities, a comparably-sized coin auctioneer. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. Additionally, other reputable companies that sell or auction rare coins and other collectibles may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could decrease.

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

         THE HIGH LEVEL OF OUR DEBT MAY LIMIT OUR ABILITY TO IMPLEMENT BUSINESS STRATEGIES TO GROW OUR REVENUE AND IMPROVE OUR PROFITABILITY.

         At June 30, 2004, we had total indebtedness of $10,687,500, of which $9,743,750 was short-term debt. Our high level of debt limits the amount of additional funds we can borrow, which in turn limits our ability to increase inventory or make additional customer advances, thus restricting our ability to grow our revenues. We do not have sufficient cash flow from operations to rapidly repay this debt, and therefore if this debt was not renewed we would have to seek new debt or equity financing to refinance our existing debt, or liquidate inventory, possibly on unfavorable terms. In the past, we have renegotiated or renewed the terms of our indebtedness on various occasions, but we cannot assure you that we will be able to do so in the future or that new debt or equity financing will be available for this purpose. This could result in losses from operations, or could even require us to seek protection under the bankruptcy laws.

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

         DECREASED DEMAND FOR RARE COINS COULD REDUCE OUR REVENUE AND PROFITABILITY.

         We derive substantially all of our revenues from commissions paid to us on the sale of rare coins in our auctions and sales of rare coins from our own inventory. Sales of rare coins depend on discretionary consumer spending and are affected by general market conditions, including perceived scarcity, subjective value, general consumer trends, changes in the prices of precious metals, government regulation of rare coin transactions, interest rates and other general economic conditions. Many factors affect discretionary consumer spending, including the unemployment rate, business conditions, interest rates, inflation and tax rates. Spending on the types of luxury items that we typically sell and auction are impacted by these factors more than sales of consumer products in general.

         Some of the market conditions that could cause the dollar volume spent in our auctions to decrease include the following:

         o        fewer rare coins offered for sale;
         o        a decline in the prices buyers are willing to pay; and
         o        shifts in consumer trends.

         As buyers' tastes change and economic conditions fluctuate, the supply, demand and dollar volume of rare coins sales could decrease, which could reduce our revenues and profits, or cause us to incur losses.

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

         THE LOSS OF THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER COULD SIGNIFICANTLY REDUCE OUR REVENUE AND PROFITABILITY.

         Our success and future performance depends on the continued services of our Chief Executive Officer, Silvano DiGenova, on whom we rely heavily for his expertise and reputation in the rare coin market. Specifically, Mr. DiGenova is a substantial buyer, appraiser and seller of rare coins on our behalf as well as a substantial draw to potential auction consigners. Mr. DiGenova's services would be difficult to replace and the loss of these services could cause significant harm to our business. While we have an employment agreement with Mr. DiGenova, this employment agreement may not provide us with meaningful assurance that we will continue to have his services available to us through that date.

         OUR QUARTERLY OPERATING RESULTS MAY VARY, WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF OUR COMMON STOCK.

         Our revenue, expenses and operating results may vary significantly from quarter to quarter due to a number of factors, some of which are beyond our control. These factors include the following:

         o        potential unfavorable supply of or demand for rare coins;
         o quarter-to-quarter variations due to the timing of coin auctions;
         o potential changes in consumer trends negatively affecting the popularity of rare coins that we auction and sell from time to time;
         o        unfavorable fluctuations in the prices of precious metals;
         o        costs associated with unanticipated personnel changes;
         o        our inability to maintain customer satisfaction;
         o quarter-to-quarter variations due to the size and timing of capital expenditures and other costs associated with the expansion of our business and infrastructure;
         o our inability to resell our inventory of rare coins in a timely manner;
         o        unexpected or severe price competition;

         o        our inability to maintain gross margins; and
         o        our inability to expand our sales and distribution channels.

         Additional factors that may negatively affect our quarterly operating results generally include technical difficulties or network downtime and general economic conditions and economic conditions specific to our industries.

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

         THE COSTS ASSOCIATED WITH OUR GROWTH PLANS MAY RESULT IN REDUCED PROFITABILITY.

         We have experienced significant periods of growth and increased personnel, marketing and other operational costs, and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and we expect it will continue to place, a significant strain on our management and our operational and financial resources. To manage this growth we must do the following:

         o establish and develop operational, financial and management systems;
         o        train, manage and motivate our employee base;
         o        hire additional technology and operations personnel; and
         o        hire additional rare coin specialists and appraisers.

         We expect to incur significant costs in connection with these efforts. If we underestimate the costs of these efforts or overestimate our anticipated growth in revenue, we will incur reduce profitability or even losses.

         WE MAY INCUR LOSSES AS A RESULT OF ACCUMULATING INVENTORY.

         In addition to auctioning rare coins on consignment, a substantial portion of the rare coins that we sell are from our own inventory. We purchase these rare coins from dealers and collectors and assume the inventory and price risks of these items until they are sold. If we are unable to resell the rare coins that we purchase when we want or need to, or at prices sufficient to generate a profit from their resale, or if the market value of our inventory of purchased rare coins were to decline, our revenue would likely decline.

         IF WE ARE UNABLE TO OBTAIN A SUFFICIENT SUPPLY OF RARE COINS FOR RESALE AND FOR SALE AT AUCTIONS, WE WILL BE UNABLE TO SUSTAIN OR INCREASE OUR REVENUES.

         Our business depends substantially on our ability to obtain rare coins for appraisal, sale and auction. We depend on the availability of rare coins through dealers and collectors, and we cannot assure you that rare coins will continue to be available as before. Although we deal with numerous dealers and collectors from whom we are able to obtain rare coins for resale and for our auctions, only a limited number of dealers exist with the capacity to supply rare coins for resale and auction on a regular basis. A change in our relationships with suppliers or dealers could negatively affect our ability to obtain, resell or auction rare coins in the quantities and at the times we desire. A shortage in the supply of rare coins could impair our ability to attract customers, which would harm our business, operating results and financial condition.

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

         IF WE EXPERIENCE AN INCREASE IN THE RESCISSION OF SALES, OUR REVENUE AND PROFITABILITY COULD DECREASE.

         Our operating results could suffer if we experience a significant increase in the number of sales that are rescinded due to questions about title, provenance or authenticity of an item. We warrant the title, provenance and authenticity of each item that we sell, including items sold at auction. If a buyer believes that any of these characteristics is in doubt, he or she must notify us in writing within a certain number of days after the date of sale of the property. If we cannot substantiate the questioned characteristics, the buyer may rescind his or her purchase and we will refund the price paid at auction to the buyer. When a purchase is rescinded, the seller is required to refund the item's sale price less sellers' commissions and other sellers' fees.

         OUR PLANNED EXPANSION AND ENHANCEMENT OF OUR WEBSITE AND INTERNET OPERATIONS MAY NOT RESULT IN INCREASED PROFITABILITY.

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

         OUR COMMON STOCK PRICE IS POTENTIALLY SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

         Because we have low trading volume in our stock and we have several shareholders who own very large blocks of our stock, the market price of our common stock could fluctuate significantly in the future if one or more of these shareholders attempted to sell a large number of shares.

         Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

         BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "SPGR" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements and corresponding notes to the financial statements called for by this item appear under the caption "Index to Financial Statements" beginning on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8A.          CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

         During the year ended June 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         (1) Chairman of Compensation Committee

         SILVANO DIGENOVA is our chairman of the board, chief executive officer and a director. He has served in these positions since the time our corporate predecessor was formed in 1984. Mr. DiGenova has also served as our acting chief financial officer from September 2002 through December 2002. Mr. DiGenova founded TIA, which would later become our company, in 1977. Mr. DiGenova has extensive experience in the numismatic and fine arts fields. In 1986, Mr. DiGenova helped form the Professional Coin Grading Service, the first widely accepted uniform grading system for rare coins. Mr. DiGenova attended the Wharton School of Business at the University of Pennsylvania for four years. However, Mr. DiGenova left Wharton in his fourth year to develop TIA, our predecessor, and did not obtain a degree from Wharton.

         J. MICHAEL WOLFE is our chief operating officer and executive vice president. Mr. Wolfe has served in this role since July 2004. Mr. Wolfe has over twenty years of experience in management roles in sales and marketing, operations and executive management. Prior to joining our company, Mr. Wolfe was a principal in a privately-held direct marketing start-up company, Ad Home Direct, LLC from April 2002 to June 2004. Mr. Wolfe was the president and chief operating officer from 1992 to 2000 and chief executive officer from 2000 to 2002 of Concepts Direct, Inc., a publicly traded company specializing in catalog and internet retailing.

         PAUL BIBERKRAUT is our chief financial officer, executive vice president, secretary and a director. Mr. Biberkraut has served in this role since December 2002 and previously was our chief financial officer and vice president of finance from October 1999 to December 2000. Mr. Biberkraut has over fifteen years of experience in management roles with varying levels of responsibilities for finance, accounting, information technology, operations and human resources. Prior to returning to our company Mr. Biberkraut was a senior finance manager for information technology at PacifiCare Health Systems, Inc., a health care insurance company, from December 2000 to November 2002 and was the corporate controller of Quality Systems, Inc., a medical software developer, from November 1997 to June 1999. Mr. Biberkraut also served as the chairman of the audit committee for an Orange County, California based credit union from 1997 to 1999 and had served as a board member, treasurer and president of an Orange County, California based not-for-profit social service agency from 1989 to 1998.

         LEE ITTNER is one of our Directors. Mr. Ittner has served in the role since May 2003. Mr. Ittner is currently the Vice President for Latin America for Kyocera Wireless Corp., a position he has held since 2001. From 1989 to 2001, Mr. Ittner held positions up to and including Senior Vice President of the Americas Region for Cellstar Corporation, a provider of wireless telephone services. Mr. Ittner has over 14 years of experience in both domestic and international operational management, sales and marketing, customer relations and strategic planning in the communications industry.

         DAVID RECTOR is one of our Directors and Chairman of our Compensation Committee. Mr. Rector has served in this role since May 2003. Mr. Rector is currently the chief executive officer, president and director of Nanoscience Technologies, Inc., a publicly traded company, a position he has held since May 2004. From 1992 to 2004, Mr. Rector had been a principal management consultant with The David Stephen Group, where he provided executive management services for several companies, overseeing operations and strategic planning. Mr. Rector has over twenty years of experience as a senior executive focusing on general management with Fortune 100 and developmental companies.

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

                                        SUMMARY COMPENSATION TABLE
                                            Annual Compensation                        Awards              Payouts
                                        ---------------------------                  ----------    ------------------------
                                                                                     Securities
                                                              Other      Restricted  Underlying
                                                              Annual       Stock       Options/      LTIP       All Other
      Name and                        Salary     Bonus     Compensation    Awards        SARs      Payouts     Compensation
 Principal Position       Year         ($)        ($)           ($)          ($)         (#)         ($)           ($)
--------------------    --------    ---------   --------   ------------  ----------  ----------    --------    ------------
Silvano DiGenova,         2004      $375,000    $37,500         -0-          -0-       10,000        -0-           -0-
  Chairman of the         2003      $350,000       -0-          -0-          -0-         -0-         -0-           -0-
  Board, Chief
  Executive Officer
  and President
Paul Biberkraut,          2004      $127,500    $30,000         -0-          -0-       60,000        -0-           -0-
  Chief Financial         2003       $61,585       -0-          -0-          -0-         -0-         -0-           -0-
  Officer, Executive
  Vice President and
  Secretary
Stephen Deeds,            2004           n/a       n/a          n/a          n/a         n/a         n/a           n/a
  Executive Vice          2003      $215,625       -0-     $ 115,436(2)      -0-         -0-         -0-           -0-
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


                        NUMBER OF       PERCENT OF
                        SECURITIES     TOTAL OPTIONS
                        UNDERLYING      GRANTED TO        EXERCISE
                         OPTIONS       EMPLOYEES IN        PRICE(S)     EXPIRATION
NAME                     GRANTED (#)   FISCAL YEAR (%)    ($/SHARE)       DATE(S)
------------------      ------------   ---------------    ---------    -------------
Silvano DiGenova         10,000           4.55%             $0.33      May 2009
Paul Biberkraut          10,000           4.55%             $0.30      May 2009
Paul Biberkraut          25,000          11.36%             $0.30      December 2012
Paul Biberkraut          25,000          11.36%             $1.01      April 2013

----------

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table summarizes exercises of stock options during the fiscal year ended June 30, 2004 by each of the executive officers named in the summary compensation table above and the year-end value of unexercised options for these executive officers.


                                                              Number of
                                                        Unexercised Securities         Value of Unexercised
                            Shares         Value          Underlying Options           In-the-Money Options
                           Acquired       Realized        at Fiscal Year End            at Fiscal Year End
    Name                 on Exercise         ($)       Exercisable/Unexercisable     Exercisable/Unexercisable
    ----                 -----------      --------     -------------------------     -------------------------
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

EMPLOYMENT AGREEMENTS

         On June 15, 2001, we entered into an employment agreement with Silvano DiGenova under which we agreed to pay an annual salary of $375,000 and bonus arrangements based on a sliding scale of 5% to 50% of base salary based on a corresponding fiscal year pre-tax income (as defined) of our company from $250,000 to $4,000,000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of August 10, 2004, certain information with respect to the beneficial ownership of our stock by (i) each of our executive officers named in the summary compensation table above (except Stephen Deeds, who resigned as an officer on June 30, 2003), (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

                                                                                                        Percentage of
       Name and Address                                                   Amount and Nature of              Stock
    of Beneficial Owner(1)                   Title of Class              Beneficial Ownership(2)        Outstanding(1)
---------------------------------------      ------------------------    -----------------------        --------------
Silvano DiGenova                             Common(3)                         2,038,434                    42.30%
                                             Series B Preferred Stock            400,000                    11.76%

Paul Biberkraut                              Common(4)                            16,500                         *

Lee Ittner                                   Common(5)                            10,000                         *

David Rector                                 Common(6)                            10,000                         *

Stanford Venture Capital Holdings, Inc.      Common (7)(8)                     4,666,667                    60.98%
6075 Poplar Avenue                           Series B Preferred Stock          3,000,000                    88.24%
Memphis, TN 38119                            Series D Preferred Stock          2,000,000                   100.00%

All Executive Officers and Directors         Common(9)                         2,084,684                    42.85%
   as a Group (6 persons)                    Series B Preferred Stock            400,000                    11.76%

-------------------

(1) The address for each of Messrs. DiGenova, Biberkraut, Ittner and Rector is 9478 West Olympic Blvd., Beverly Hills, California 90212. Messrs. DiGenova, Biberkraut, Ittner and Rector are our directors. Messrs. DiGenova and Biberkraut are officers of the Company.
(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 4,485,942 shares of common stock outstanding as of August 10, 2004. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of August 10, 2004, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes 132,500 shares of common stock issuable upon the exercise of options and warrants, 200,000 shares of common stock issuable upon the conversion of Series B Preferred Stock, all of which were convertible within 60 days of the date of this table, and 1,000 shares held by Mr. DiGenova's minor children, over which Mr. DiGenova exercises voting control.
(4) Includes 22,500 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.
(5) Includes 10,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.
(6) Includes 10,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days.

(7) Voting and investment control of Stanford Venture Capital Holdings, Inc. is held by R. Allen Stanford. Stanford Venture Capital Holdings, Inc. is affiliated with Stanford Group Company, a broker-dealer. Stanford Venture Capital Holdings, Inc., our principal stockholder, has provided us with a line of credit (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources; Financing Activities.") Stanford Venture Capital Holdings, Inc. has represented to us that at the time that it acquired securities from us, it purchased these securities for investment and not with a view to the distribution thereof, and did not have any agreements or understandings, directly or indirectly, with any person to distribute these securities. We pay Stanford Venture Capital Holdings, Inc. a management fee of $5,000 per month, provide auction services to parties affiliated with it, and from time to time sell coins to it and its affiliates.
(8) Includes 1,500,000 shares of common stock issuable upon the conversion of Series B Preferred Stock and 1,666,667 shares of common stock issuable upon the conversion of Series D Preferred Stock both of which are currently convertible within the next 60 days. Includes 750,000 shares of common stock owned by four of Stanford's employees, Daniel Bogar, William Fusselmann, Osvaldo Pi and Ronald Stein, in equal amounts.
(9) Includes 16,250 shares of common stock issuable upon the exercise of options held by Paul Biberkraut and 10,000 shares each of common stock issuable upon the exercise of options held by Lee Ittner and David Rector, all of which were exercisable within 60 days of the date of this table.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights that we have granted under (a) our 2003 Omnibus Stock Option Plan and (b) individual compensation arrangements in exchange for consideration in the form of goods or services as of June 30, 2004.

                                    EQUITY COMPENSATION PLAN INFORMATION


                                               Number of Securities       Weighted Average          Number of
                                                to be Issued Upon         Exercise Price of         Securities
                                             Exercise of Outstanding         Outstanding             Remaining
                                                Options, Warrants         Options, Warrants        Available for
              Plan Category                       and Rights(1)              and Rights           Future Issuance
-----------------------------------------    -----------------------      -----------------       ---------------
Equity compensation plans approved by
   security holders(2)                              420,000                    $ 1.24                  380,000
Equity compensation plans not approved by
   security holders(3)                                6,000                    $20.00                      N/A
Total                                               426,000                    $ 1.50                  380,000

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

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following describes certain transactions with certain parties with whom we are affiliated, and which occurred during or after our 2003 fiscal year (ended June 30, 2003). We believe that the terms of each of these transactions were comparable to those that we could have obtained in similar transactions with unrelated third parties.

         On April 10, 2002 we borrowed $1,000,000 from our CEO pursuant to a subordinated note bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The payments that were due March 31, 2004 and June 30, 2004, were deferred by verbal agreement with our CEO to September 30, 2004. As of June 30, 2004 the outstanding balance was $900,000 and all interest payments were paid to date and continue to be paid current on a monthly basis.

         On December 10, 2002 and December 13, 2002, our CEO advanced us $289,970 and $70,000 respectively, for working capital purposes. We executed two unsecured promissory notes to him, both payable on demand, and bearing interest at the rate of 12% per annum. On October 23, 2003, we reduced our unsecured notes payable to our CEO by $350,000 as a result of his purchase of our art inventory for $350,000, as described below. On February 4, 2004 the remaining balance of these notes of $9,970 was repaid.

         On January 31, 2003, we entered into a consulting agreement with Stanford, a principal stockholder, to provide financial and advisory services to us for a three year period commencing on April 1, 2003. The annual fee for such services is $60,000 and is payable on a quarterly basis. These fees are comparable to or lower than those that would be charged to us by an unrelated third party.

         In February 2003 we issued 2,000,000 shares of our Series D Preferred Stock to Stanford in order to raise $2,000,000 in equity capital. As a condition of that transaction, the exercise price of certain outstanding warrants was reduced to $0.001 per common share. The reduction of the exercise price was required by Stanford as a condition to their agreement to invest in the Series D Preferred Stock. We believe that as a result of our substantial losses prior to that time, if we did not agree to these terms we would have been unable to secure financing elsewhere and would not have been able to continue our operations. At the time of this exercise price reduction, our stock was traded only in the "pink sheets," and was trading at $0.20 per share. On July 24, 2003, these warrants were exercised, resulting in the issuance of 1,845,100 common shares to the following related parties and affiliates:

                                                                                  NUMBER
NAME AND RELATIONSHIP                                                            OF SHARES         VALUE(1)
---------------------                                                           -----------       ----------
Silvano DiGenova - Chief executive officer and principal stockholder..........     345,100        $  68,675
Stanford Venture Capital Holdings, Inc. - Principal stockholder...............     750,000          149,250
Daniel Bogar - Employee of Stanford affiliate.................................     187,500           37,312
William Fusselmann - Employee of Stanford affiliate...........................     187,500           37,312
Osvaldo Pi - Employee of Stanford affiliate...................................     187,500           37,312
Ronald Stein - Employee of Stanford affiliate.................................     187,500           37,312
                                                                                -----------       ----------
         Total................................................................   1,845,100        $ 367,173

----------
(1) Value is equal to the difference per share ($0.199) between the original and amended exercise prices times the number of shares that were issuable under the warrants.

         The total proceeds to us from the issuance of the above referenced common stock was $1,845.

         On July 1, 2003, we entered into an Independent Contractor and Proprietary Information Agreement with Stephen Deeds, Inc., a company controlled by Stephen Deeds, who was one of our officers until June 30, 2003. Under this agreement, Stephen Deeds, Inc. would receive payments consisting of a base amount of $19,250 per month and commissions equal to 5% (until August 31, 2003) and 10% (thereafter) of gross commissions and buyback fees received by us during the consulting period. This agreement was terminated in February 2004. During the period from July 1, 2003 to the termination date we paid the consultant an aggregate of $337,401 under this agreement.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC") with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc., to provide us with a $7.5 million line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. The Commercial LOC bear interest at the prime-lending rate (4.00% at June 30, 2004) and is secured by substantially all of our assets.

         On October 23, 2003, our Board of Directors approved the sale of our remaining fine art inventory to Silvano DiGenova, our chief executive officer and a principal stockholder ("CEO"), who is also an independent dealer of fine art, for $350,000. We solicited bids from unrelated third parties and the bid from the CEO was the highest. We realized a gross profit of $15,860 on sale of the art inventory to the CEO. The sale was paid in full by reductions in the balances owing on notes payable to the CEO. The remaining balances on these notes were subsequently paid in full.

         On May 28, 2004, our Board of Directors approved a short-term sub-lease of a portion of our vacant Newport Beach facility to our CEO. The sublease term was from June 1, 2004 through September 30, 2004 and provided for a monthly rental payment of $4,000. The sub-lease terminated concurrently with our master lease of the Newport facility.

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

                  (3) EXHIBITS.

        EXHIBIT
        NUMBER                     DESCRIPTION
        ------                     -----------

         2.1 Agreement and Plan of Merger dated June 30, 2003 by and between Tangible Asset Galleries, Inc. and Superior Galleries, Inc. (incorporated herein by this reference to Exhibit C to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
         3.1 Certificate of Incorporation of Superior Galleries, Inc. (including Certificates of Designation of Superior Galleries, Inc., relating to Series A $5.00 Redeemable 8% Convertible Preferred Stock, Series B $1.00 Convertible Preferred Stock and Series D $1.00 Convertible Preferred Stock) (incorporated herein by this reference to Exhibit D to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
         3.2 Bylaws of Superior Galleries, Inc. (incorporated herein by this reference to Exhibit E to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
         4.1 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit A to the definitive Proxy Statement of Tangible Asset Galleries, Inc., filed under the Exchange Act on June 5, 2003).
         4.2 Form of Nonqualified Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.2 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003) .
         4.3 Form of Employee Incentive Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.3 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).

        EXHIBIT
        NUMBER                     DESCRIPTION
        ------                     -----------

         4.4 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit G included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
         4.5 Form of Warrant to Purchase Common Stock Issued to Series A Preferred Stock Investors (incorporated herein by this reference to Exhibit 4.14 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
         4.6 Warrant to Purchase 1,500,000 Shares of Common Stock dated June 15, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.9 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19,
                  2003).
         4.7 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.10 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
         4.8 Warrant to Purchase 250,000 Shares of Common Stock dated June 26, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.11 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
         4.9 Warrant to Purchase 250,000 Shares of Common Stock dated November 14, 2000 Issued to NRLP (incorporated herein by this reference to Exhibit 4.12 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
         4.10 Warrant to Purchase 500,000 Shares of Common Stock dated July 3, 2001 Issued to KSH Investment Fund LLP (incorporated herein by this reference to Exhibit 4.13 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19,
                  2003).
         4.11 Liquidation Preferences Agreement between Tangible Asset Galleries, Inc., the holders of the outstanding Series B Preferred Stock of Tangible Asset Galleries, Inc. and Stanford Venture Capital Holdings, Inc. dated January 31, 2003 (incorporated herein by this reference to Exhibit 4.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
         9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (incorporated herein by this reference to exhibit E included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
         10.3 Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.14 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
         10.4 Registration Rights Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc. and holders of our Series B Preferred Stock, Series C Preferred Stock and Certain Warrants (incorporated herein by this reference to exhibit D included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).

        EXHIBIT
        NUMBER                     DESCRIPTION
        ------                     -----------

         10.5 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova. (incorporated herein by this reference to Exhibit 10.16 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19,
                  2003).
         10.6 Employment Agreement dated December 27, 2002 between Tangible Asset Galleries, Inc. and Paul Biberkraut (incorporated herein by this reference to Exhibit 10.6 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
         10.7 Commercial Loan and Security Agreement dated October 13, 2003 between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act, filed October 16, 2003)
         10.8 Commercial Note by Superior Galleries, Inc. to Stanford Financial Group Company dated October 1, 2003 (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed October 16,
                  2003)
         10.9 Secured Revolving Line of Credit Agreement dated August 8, 2002 between Tangible Asset Galleries, Inc. and John Wesley English (incorporated herein by reference to Exhibit 10.9 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
         10.10 Renewal and Modification Agreement dated September 30, 2003 between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by reference to Exhibit
                  10.10 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
         10.11 Promissory Note in the maximum amount of $1,000,000, dated February 10, 2003, from Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit
                  10.11 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
         10.12 Promissory Note dated December 10, 2002 by Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit 10.12 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
         10.13 Promissory Note dated December 13, 2002 by Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit 10.13 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
         10.14 Series D Preferred Stock Purchase and Warrant Exercise Agreement dated January 31, 2003, between Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc., Silvano DiGenova and certain warrant holders (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
         10.15 Share Exchange and Note Modification Agreement dated January 31, 2003 between Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc. and Silvano DiGenova (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
         10.16 Consulting Agreement between Tangible Asset Galleries, Inc. and Stanford Venture Capital Holdings, Inc., dated January 31, 2003 (incorporated herein by reference to Exhibit 10.16 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004).
         10.17 Independent Contractor and Proprietary Information Agreement dated July 1, 2003 between Superior Galleries, Inc. and Stephen Deeds, Inc. (incorporated herein by reference to Exhibit 10.17 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)

        EXHIBIT
        NUMBER                     DESCRIPTION
        ------                     -----------

         14.1     Superior Galleries, Inc. Code of Ethics (previously filed).
         31.1     Certification of Chief Executive Officer as required by
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
         31.2     Certification of Chief Financial Officer as required by
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
         32.1 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
         32.2 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
-----------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2005                               SUPERIOR GALLERIES, INC.


                                                   By:  /s/ Silvano DiGenova
                                                       ------------------------
                                                        Silvano DiGenova,
                                                        Chief Executive Officer

Dated: March 4, 2005                               SUPERIOR GALLERIES, INC.


                                                   By:  /s/ Paul Biberkraut
                                                       ------------------------
                                                        Paul Biberkraut,
                                                        Chief Financial Officer

                            Superior Galleries, Inc.

                          Index to Financial Statements



Independent Registered Public Accounting Firms' Reports......................F-2

Financial Statements - June 30, 2004 and 2003

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

Schedule II - Valuation and Qualifying Accounts ............................F-40

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



                                      /s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
                                      ------------------------------------------

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



                                                        /s/ HASKELL & WHITE LLP
                                                        -----------------------

Irvine, California
September 5, 2003

                                        SUPERIOR GALLERIES, INC.
                                             BALANCE SHEETS


                                                                          June 30, 2004    June 30, 2003
                                                                          -------------    -------------
                                                 ASSETS
                                             (NOTE 6 AND 7)
CURRENT ASSETS
     Cash and cash equivalents (Note 1)                                   $    446,530     $    688,872
     Accounts receivable, net of allowance for uncollectible accounts
       of $259,007 (2004) and $270,663 (2003) (Note 1)                       3,712,866        2,825,699
     Auction and customer advances (Notes 1, 5 and 6)                        6,401,873        3,495,335
     Inventories (Notes 1, 2, 6, 7 and 9)                                    6,106,593        2,497,435
     Prepaid expense and other                                                  50,574           89,788
                                                                          -------------    -------------

         Total current assets                                               16,718,436        9,597,129

Property and equipment, net (Notes 1 and 3)                                    135,361          216,424
Other assets                                                                    11,100           13,779
                                                                          -------------    -------------

         TOTAL ASSETS                                                     $ 16,864,897     $  9,827,332
                                                                          =============    =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Line of credit - related party (Note 6)                             $  6,600,000     $         --
      Line of credit (Note 7)                                                2,500,000        2,500,000
      Accounts payable and accrued expenses                                  7,260,814        6,838,143
      Notes payable to a related party (Note 9)                                300,000          559,970
      Series A stock redemption payable (Note 11)                              343,750               --
      Notes payable (Note 8)                                                        --           56,832
                                                                          -------------    -------------

         Total current liabilities                                          17,004,564        9,954,945
                                                                          -------------    -------------

                            (See accompanying notes to Financial Statements)


                                            SUPERIOR GALLERIES, INC.
                                           BALANCE SHEETS (CONTINUED)


                                                                               June 30, 2004      June 30, 2003
                                                                               --------------     --------------
LONG-TERM LIABILITIES
      Notes payable to a related party, net of current portion (Note 9)        $     600,000      $     800,000
      Series A stock redemption payable, net of
         current portion (Note 11)                                                   343,750                 --
      Notes payable, net of current portion (Note 8)                                      --              7,008
                                                                               --------------     --------------

         Total long-term liabilities                                                 943,750            807,008
                                                                               --------------     --------------

               TOTAL LIABILITIES                                                  17,948,314         10,761,953
                                                                               --------------     --------------

Series A $5.00 redeemable 8% convertible preferred stock $0.001 par value,
   1,400,000 shares designated, 125,000 shares issued and outstanding with a liquidation preference of $637,500
   (Note 11)                                                                              --            637,469
                                                                               --------------     --------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (NOTES 5, 6, 7,
   9, 10, 11, 12 AND 14)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 11)

      Preferred Stock, 3,193,000 shares undesignated, none outstanding                    --                 --
      Series B convertible preferred stock $1.00 par value, 3,400,000 shares designated 3,400,000 shares issued and outstanding with a
         liquidation preference of $3,400,000                                      2,966,500          2,966,500
      Series D convertible preferred stock $1.00 par value, 2,000,000 shares designated 2,000,000 shares issued and outstanding with a
         liquidation preference of $2,000,000                                      1,931,456          1,931,456
      Common stock, $.001 par value, 12,500,000 shares authorized,
         4,485,942 (2004) and 2,640,836 (2003) issued and outstanding                  4,486              2,641
      Additional paid in capital                                                   7,911,988          7,939,925
      Accumulated deficit                                                        (13,897,847)       (14,412,612)
                                                                               --------------     --------------

            Total stockholders' equity (deficit)                                  (1,083,417)        (1,572,090)
                                                                               --------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $  16,864,897      $   9,827,332
                                                                               ==============     ==============

                                (See accompanying notes to Financial Statements)


                                     SUPERIOR GALLERIES, INC.
                                     STATEMENTS OF OPERATIONS


                                                            Year Ended               Year Ended
                                                           June 30,2004             June 30,2003
                                                          --------------           --------------
Net sales                                                 $  26,916,284            $  18,043,826
Commission income                                             3,081,028                2,311,082
                                                          --------------           --------------
TOTAL REVENUE                                                29,997,312               20,354,908

COST OF SALES                                                23,381,949               15,952,059
                                                          --------------           --------------

GROSS PROFIT                                                  6,615,363                4,402,849

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  5,958,829                6,675,629

IMPAIRMENT OF GOODWILL (NOTES 1 AND 4)                               --                  591,521
                                                          --------------           --------------

Income (loss) from operations                                   656,534               (2,864,301)
                                                          --------------           --------------

OTHER INCOME (EXPENSE)
 Interest income                                                476,300                  125,511
 Interest expense (Notes 6, 7, 8 and 9)                        (535,248)                (672,298)
 Other expense, net                                             (32,864)                 (66,519)
                                                          --------------           --------------

     Total other income (expense)                               (91,812)                (613,306)
                                                          --------------           --------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION                       564,722               (3,477,607)

INCOME TAX PROVISION (NOTE 10)                                   12,456                   13,396
                                                          --------------           --------------

NET INCOME (LOSS)                                         $     552,266            $  (3,491,003)
                                                          ==============           ==============

                         (See accompanying notes to Financial Statements)


                                     SUPERIOR GALLERIES, INC.
                               STATEMENTS OF OPERATIONS (CONTINUED)


                                                                  Year Ended          Year Ended
                                                                 June 30,2004       June 30,2003
                                                                 -------------      -------------
Calculation of net income (loss) per share:
Net income (loss)                                                $    552,266       $ (3,491,003)
Preferred stock accretion                                             (50,031)           (66,681)
Preferred stock dividend                                              (37,500)          (429,267)
                                                                 -------------      -------------

Net income (loss) applicable to common shares                    $    464,735       $ (3,986,951)
                                                                 =============      =============

NET INCOME (LOSS) PER COMMON SHARE:
    from net income (loss), basic                                $       0.11       $      (1.75)
                                                                 =============      =============
    from net income (loss), fully diluted                        $       0.06       $      (1.75)
                                                                 =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
         Basic                                                      4,369,675          2,277,672
                                                                 =============      =============
         Fully diluted                                              8,098,265          2,277,672
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

         REVENUE RECOGNITION

         The Company generates revenue from wholesale and retail sales of rare coins and precious metals bullion. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. We recognize sales on an F.O.B. shipping point basis.

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

         The Company has a return policy (money-back guarantee). The policy covers retail transactions involving graded rare coins only. Customers may return graded rare coins purchased within 7 days of the receipt of the rare coins for a full refund as long as the rare coins are returned in exactly the same condition as they were delivered. In the case of rare coin sales on account, customers may cancel the sale within 7 days of making a commitment to purchase the rare coins. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a coin if they can demonstrate that the coin is not authentic, or there was an error in the description of a graded coin.

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

         STOCK-BASED COMPENSATION

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted under SFAS No. 123 and as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 123," the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and related interpretations, and provides the pro forma disclosure. Accordingly, compensation cost for the stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

                                                          2004             2003
                                                          ----             ----

                  Risk free interest rate                1 - 2%             n/a
                  Dividends                                -                n/a
                  Volatility factor                       275%              n/a
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

         The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in one to two of these agreements. As of June 30, 2004 and 2003, inventory totals reflected the Company's total proportional ownership and does not include any minority interest claims in regard to such partnership arrangements.

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

5.       AUCTION AND CUSTOMER ADVANCES

         Superior has established two short-term lending programs consisting of
         (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and, (ii) advancing customers cash based on the customer's assigning specific rare coins in their inventory to Superior as collateral. Superior can advance a customer up to 70% of consigned or assigned rare coin(s)' wholesale value. For auction advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Auction and customer advances bear interest at rates between 6% and 12% based primarily on the customer's creditworthiness and the loan size. The average term of the loan is approximately three months and no individual loan will exceed one year. Customers may require minimum prices for their consigned coins, and if the coin has not sold by the loan maturity date, the customer must either refinance the loan, repay the loan, or permit us to liquidate the coin. Superior will retain control of the assigned inventory until the customer repays the advance. Auction and customer advances consist of the follows:

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                                 June 30, 2004  June 30, 2003
                                                 -------------  -------------
                  Auction advances               $  4,453,873   $  3,495,335


                  Customer inventory advances       1,948,000             --
                                                 -------------  -------------
                                                 $  6,401,873   $  3,495,335
                                                 =============  =============

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

         On February 21, 2003, the Company entered into an oral auction line of credit agreement ("Auction LOC") with a private lender whereby the lender would advance funds to Superior for the sole purpose of providing auction advances to its consignment customers. The maximum limit of the Auction LOC was $2,000,000 and it bore interest at rate of 10% per annum with interest payable monthly. The Auction LOC was secured by the collateralization of inventory consigned by Superior's auction advance customers and the assignment of the auction advance agreements to the private lender. The lender could have terminated this arrangement and demanded payment at any time. At June 30, 2003, there was no balance due on the Auction LOC. In September 2003, the private lender agreed to temporarily increase the Auction LOC maximum limit to $2,800,000. On October 28, 2003, the Auction LOC was repaid in full and the lender and the Company mutually agreed to terminate the agreement.

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


                                                      F-26

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.       NOTES PAYABLE TO A RELATED PARTY (CONTINUED)

         Interest expense incurred to related parties during the year ended June 30, 2004 and 2003 totaled $101,392 and $121,855 respectively. Future minimum payments under notes payable to a related party are as follows:

                        Year Ending
                          June 30                      Amount
                        -----------                   ---------
                            2005                      $300,000
                            2006                      $200,000
                            2007                      $200,000
                            2008                      $200,000
                                                      ---------
                                                      $900,000
                                                      =========

10.      INCOME TAXES

         The provision for income taxes consists of the following components:

                                                 Year Ended        Year Ended
                                               June 30, 2004     June 30, 2003
                                               -------------     --------------
         Current:
           Federal                             $          -      $           -
           State                                     12,456             13,396
                                               -------------     --------------
                                                     12,456             13,396
                                               -------------     --------------
         Deferred:
           Federal                                        -                  -
           State                                          -                  -
                                               -------------     --------------
                                                          -                  -
                                               -------------     --------------
                                               $     12,456      $      13,396
                                               =============     ==============

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:
                                                    June 30, 2004  June 30, 2003
                                                    -------------  -------------
         Deferred tax assets:
            Unearned income                         $     7,465    $     6,941
            Net operating loss carryforwards          3,746,449      3,040,308
            Inventory reserve                                --        264,954
            Goodwill                                    202,726        204,211
            Intangible asset                              8,389          7,800
           Accrued vacation pay                          29,171         22,096
           Allowance for doubtful accounts              110,959        189,762
           Contributions                                  1,187          1,104
           Options and warrants not exercised            54,489         41,865
           Depreciation                                  11,553         36,063
           Other                                          7,772        308,488
                                                    ------------   ------------
         Gross deferred tax assets                    4,180,160      4,123,592
         Valuation allowance                         (3,987,921)    (4,011,206)
                                                    ------------   ------------
              Deferred tax assets, net of reserve       192,239        112,386
         Deferred tax liabilities:
            Depreciation                               (192,239)      (112,386)
                                                    ------------   ------------
         Net deferred tax liabilities               $        --    $        --
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
                                            =============      =============

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      INCOME TAXES (CONTINUED)

         At June 30, 2004, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $9,620,000, which expires at various dates though 2023, and a state net operating loss carryforward of approximately $5,370,000, which expires at various dates through 2012.

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         SALE AND REDEMPTION OF SERIES A CONVERTIBLE PREFERRED STOCK (CONTINUED)

         The offering required that the Company file a registration statement of the common stock of the Company issuable upon the conversion of the Series A Preferred Stock sixty days following the closing of the offering, or March 31, 2002. Because the Company was engaged in negotiations for a private placement of a Series B preferred stock that would also require a registration statement, the Company did not timely file the registration statement pursuant to the offering of the Series A Preferred Stock, but rather planned on combining the two registration statements. As of June 30, 2003 no registration statement had been filed. As a result, the Company was obligated to issue warrants to purchase an aggregate of 6,250 shares of common stock of the Company to the holders of the Series A Preferred Stock with an exercise price equal to the average of the closing price of the common stock for the five days preceding the date the registration statement should have been filed with an exercise period of three years. The expense that corresponded to this issuance was recorded in the fiscal year ended June 30, 2002.

         On March 31, 2004, in accordance with the redemption provisions of the Series A Preferred Stock, all the holders of the Series A Preferred Stock requested the redemption of their shares. However, because the Company's liabilities did and currently exceed its assets, the Company is prohibited under Delaware corporation law from commencing the redemption. The Company has informed the stockholders of the redemption provision. The Company intends to begin the redemption once it is legally allowed to do so. The Company has reflected the Series A Preferred Stock redemption payable as a liability on its Balance Sheet. As of June 30, 2004, the balance payable with respect to the Series A Preferred Stock redemption is $687,500. Of this amount, $343,750 is reflect as a current liability, as the Company is required to make ten equal quarterly payments commencing June 30, 2004. Therefore, five payments are due in fiscal 2005. The Company will continue to make quarterly dividend payments as long as the Series A Preferred Stock redemption payable remains outstanding.

         Future minimum payments under the Series A Preferred Stock redemption payable are as follows:

                        Year Ending
                          June 30                      Amount
                        -----------                   ---------
                            2005                      $343,750
                            2006                      $343,750
                                                      ---------
                                                      $687,500
                                                      =========

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         SERIES B CONVERTIBLE PREFERRED STOCK

         The Company currently has 3,400,000 shares of Series B $1.00 Convertible Preferred Stock, or Series B Preferred Stock, outstanding. These shares were issued on April 10, 2002. In connection with this transaction, the Company issued to the purchasers warrants to purchase an aggregate of 1,700,000 shares of our common stock, at exercise prices ranging from $2.00 to $4.00 per share. Management estimated the fair value of these warrants at $433,500, based on an appraisal of previously issued options with similar terms and the trading price of the Company's stock, and this amount was recorded as additional paid-in capital. The Series B Preferred Stock has voting rights with respect to all matters presented to our stockholders, and is entitled to the number of votes equal to the number of shares of Common Stock into which it is convertible. The Series B Preferred Stock is not entitled to dividends or preemptive rights.

         Each share of Series B Preferred Stock is convertible into 0.5 shares of Common Stock at the election of the holder subject to certain adjustments, and is adjustable upon our issuance of Common Stock or securities convertible into Common Stock at a price less than $1.00 per share.

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

         The following table provides information for the stock options granted during the year ended June 30, 2004:

                                                                                      Weighted
                                                                                       Average          Weighted
                                                                                      Exercise          Average
                                                                      Number            Price          Fair Value
                                                                      -------         ---------        ----------
         Options exercise price equal to stock price                  400,000           $0.78             $0.77
         Options exercise price exceeds the stock price                10,000           $0.33             $0.27


                                                      F-34

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         The following table provides additional information for stock options outstanding at June 30, 2004:

                                                        Outstanding                                    Exercisable
                                                         Weighted        Weighted                        Weighted
                                                         Average          Average                        Average
                    Range                                Exercise       Contractual                      Exercise
            From             To            Number         Price            Life             Number         Price
          -------         -------          -------      -----------     -----------        --------    -----------
          $  0.24         $  0.33          100,000        $ 0.29             6.9             56,250       $  0.31
          $  1.00         $  2.00          287,500        $ 1.04             8.3             26,500       $  1.16
          $  5.00         $  8.75           32,500        $ 5.87             4.8             32,500       $  5.87
          $ 20.00         $ 20.00            6,000        $20.00             4.8              6,000       $ 20.00
                                           -------                                          -------
                                           426,000                                          121,500
                                           -------                                          -------

         As of June 30, 2004 and 2003, the Company had reserved shares of common stock for the following purposes:

                                                       June 30,        June 30,
                                                         2004            2003
                                                    ------------    ------------

         Options                                        426,000         113,750
         Warrants                                       189,063       2,122,042
         Series A Convertible Preferred Stock                 -          68,750
         Series B Convertible Preferred Stock         1,700,000       1,700,000
         Series D Convertible Preferred Stock         1,666,667       1,666,667
                                                    ------------    ------------

               Total                                  3,981,730       5,671,209
                                                    ============    ============

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases office space in Beverly Hills and Newport Beach, California under operating lease agreements expiring in September 2007 and September 2004, respectively. Future minimum rental payments required under the above leases as of June 30, 2004 are as follows:

                      YEARS ENDING JUNE 30
                         2005                                $  261,135
                         2006                                   224,376
                         2007                                   224,376
                         2008                                    56,094
                                                             -----------

                                                             $  765,981
                                                             ===========

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

         LEGAL PROCEEDINGS

         The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a material adverse effect on its financial condition, results of operations, liquidity or cash flows.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Superior Galleries, Inc.
Beverly Hills, California


Our audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 27, 2004

                                          SUPERIOR GALLERIES, INC.
                                                SCHEDULE II


                                                              Charged to
                                               Balance at      expenses/        Write-offs
                                               Beginning        against           net of        Balance at
                                                of Year         revenue           asset         End of Year
                                               ----------     ----------        ----------      -----------
  Allowance for doubtful accounts:
     Year ended June 30, 2003                   $  25,000         250,663              --        $  270,663
     Year ended June 30, 2004                   $ 270,663          20,134         (31,790)       $  259,007

  Inventory reserve:
     Year ended June 30, 2003                   $ 525,000         140,138              --        $  665,138
     Year ended June 30, 2004                   $ 665,138              --        (665,138)       $       --


                                                       F-41

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER              DESCRIPTION
        ------              -----------

         2.1 Agreement and Plan of Merger dated June 30, 2003 by and between Tangible Asset Galleries, Inc. and Superior Galleries, Inc. (incorporated herein by this reference to Exhibit C to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
         3.1 Certificate of Incorporation of Superior Galleries, Inc. (including Certificates of Designation of Superior Galleries, Inc., relating to Series A $5.00 Redeemable 8% Convertible Preferred Stock, Series B $1.00 Convertible Preferred Stock and Series D $1.00 Convertible Preferred Stock) (incorporated herein by this reference to Exhibit D to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
         3.2 Bylaws of Superior Galleries, Inc. (incorporated herein by this reference to Exhibit E to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
         4.1 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit A to the definitive Proxy Statement of Tangible Asset Galleries, Inc., filed under the Exchange Act on June 5, 2003).
         4.2 Form of Nonqualified Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.2 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003) .
         4.3 Form of Employee Incentive Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.3 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
         4.4 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit G included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
         4.5 Form of Warrant to Purchase Common Stock Issued to Series A Preferred Stock Investors (incorporated herein by this reference to Exhibit 4.14 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
         4.6 Warrant to Purchase 1,500,000 Shares of Common Stock dated June 15, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.9 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19,
                  2003).
         4.7 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.10 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
         4.8 Warrant to Purchase 250,000 Shares of Common Stock dated June 26, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.11 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
         4.9 Warrant to Purchase 250,000 Shares of Common Stock dated November 14, 2000 Issued to NRLP (incorporated herein by this reference to Exhibit 4.12 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).

        EXHIBIT
        NUMBER              DESCRIPTION
        ------              -----------

         4.10 Warrant to Purchase 500,000 Shares of Common Stock dated July 3, 2001 Issued to KSH Investment Fund LLP (incorporated herein by this reference to Exhibit 4.13 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19,
                  2003).
         4.11 Liquidation Preferences Agreement between Tangible Asset Galleries, Inc., the holders of the outstanding Series B Preferred Stock of Tangible Asset Galleries, Inc. and Stanford Venture Capital Holdings, Inc. dated January 31, 2003 (incorporated herein by this reference to Exhibit 4.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
         9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (incorporated herein by this reference to exhibit E included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
         10.3 Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.14 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
         10.4 Registration Rights Agreement dated April 3, 2002 by and among Tangible Asset Galleries, Inc. and holders of our Series B Preferred Stock, Series C Preferred Stock and Certain Warrants (incorporated herein by this reference to exhibit D included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
         10.5 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova. (incorporated herein by this reference to Exhibit 10.16 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19,
                  2003).
         10.6 Employment Agreement dated December 27, 2002 between Tangible Asset Galleries, Inc. and Paul Biberkraut (incorporated herein by this reference to Exhibit 10.6 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
         10.7 Commercial Loan and Security Agreement dated October 13, 2003 between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act, filed October 16, 2003)
         10.8 Commercial Note by Superior Galleries, Inc. to Stanford Financial Group Company dated October 1, 2003 (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed October 16,
                  2003)
         10.9 Secured Revolving Line of Credit Agreement dated August 8, 2002 between Tangible Asset Galleries, Inc. and John Wesley English (incorporated herein by reference to Exhibit 10.9 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
         10.10 Renewal and Modification Agreement dated September 30, 2003 between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by reference to Exhibit
                  10.10 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)

        EXHIBIT
        NUMBER              DESCRIPTION
        ------              -----------

         10.11 Promissory Note in the maximum amount of $1,000,000, dated February 10, 2003, from Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit
                  10.11 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
         10.12 Promissory Note dated December 10, 2002 by Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit 10.12 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
         10.13 Promissory Note dated December 13, 2002 by Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit 10.13 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
         10.14 Series D Preferred Stock Purchase and Warrant Exercise Agreement dated January 31, 2003, between Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc., Silvano DiGenova and certain warrant holders (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
         10.15 Share Exchange and Note Modification Agreement dated January 31, 2003 between Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc. and Silvano DiGenova (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
         10.16 Consulting Agreement between Tangible Asset Galleries, Inc. and Stanford Venture Capital Holdings, Inc., dated January 31, 2003 (incorporated herein by reference to Exhibit 10.16 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004).
         10.17 Independent Contractor and Proprietary Information Agreement dated July 1, 2003 between Superior Galleries, Inc. and Stephen Deeds, Inc. (incorporated herein by reference to
                  Exhibit 10.17 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
         14.1     Superior Galleries, Inc. Code of Ethics (previously filed).
         31.1     Certification of Chief Executive Officer as required by
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
         31.2     Certification of Chief Financial Officer as required by
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
         32.1 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
         32.2 Officer's Certification of Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
----------------