Form 10QSB/A
period 2004-09-30
SUPERIOR GALLERIES INC
filed 2005-03-07
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

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

     Yes  [ ]      No  [X]

         The purpose of this Amendment No. 1 is to amend information in Part I, Items 1, 2 and 3 and Part II, Items 1, 2 and 6 of this company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

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

Item 1.  Legal Proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K.


                                             PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                                SUPERIOR GALLERIES, INC.
                                                     BALANCE SHEETS


                                                                                     September 30,        June 30,
                                                                                         2004               2004
                                                                                      (Unaudited)
                                                                                     -------------      -------------
                                                         ASSETS
CURRENT ASSETS
   Cash                                                                              $     64,216       $    446,530
   Accounts receivable, net of allowance for uncollectible
      accounts of $115,522 (Sep. '04) and $259,007 (Jun. '04)                           3,373,010          3,712,866
   Auction and customer advances                                                        5,020,881          6,401,873
   Inventories                                                                          7,430,539          6,106,593
   Prepaid expense and other                                                              105,080             50,574
                                                                                     -------------      -------------

      Total current assets                                                             15,993,726         16,718,436

Property and equipment, net                                                               129,739            135,361
Other assets                                                                                   --             11,100
                                                                                     -------------      -------------

      TOTAL ASSETS                                                                   $ 16,123,465       $ 16,864,897
                                                                                     =============      =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit - related party                                                    $  7,500,000       $  6,600,000
   Line of credit                                                                       2,500,000          2,500,000
   Accounts payable and accrued expenses                                                5,440,966          7,260,814
   Notes payable to a related party                                                       350,000            300,000
   Series A stock redemption payable                                                      412,500            343,750
                                                                                     -------------      -------------

      Total current liabilities                                                        16,203,466         17,004,564
                                                                                     -------------      -------------

LONG-TERM LIABILITIES
   Notes payable to a related party, net of current portion                               550,000            600,000
   Series A stock redemption payable, net of current portion                              275,000            343,750
                                                                                     -------------      -------------

      Total long-term liabilities                                                         825,000            943,750
                                                                                     -------------      -------------

         TOTAL LIABILITIES                                                             17,028,466         17,948,314
                                                                                     -------------      -------------

COMMITMENTS AND CONTINGENCIES (NOTES 5, 6, 7 AND 9)


                                                                                     September 30,        June 30,
                                                                                         2004               2004
                                                                                      (Unaudited)
                                                                                     -------------      -------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, 3,193,000 shares undesignated,
      none outstanding
    Series B convertible preferred stock $1.00 par value 3,400,000 shares designated 3,400,000 shares issued
      and outstanding with a liquidation preference of $3,400,000                       2,966,500          2,966,500
    Series D convertible preferred stock $1.00 par value
      2,000,000 shares designated 2,000,000 shares issued
      and outstanding with a liquidation preference of $2,000,000                       1,931,456          1,931,456
   Common stock, $0.001 par value, 12,500,000 shares
      authorized; 4,509,942 outstanding as of September 30, 2004
      and 4,485,942 outstanding as of June 30, 2004                                         4,510              4,486
   Additional paid in capital                                                           7,964,584          7,911,988
   Accumulated deficit                                                                (13,772,051)       (13,897,847)
                                                                                     -------------      -------------

         Total stockholders' equity (deficit)                                            (905,001)        (1,083,417)
                                                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $ 16,123,465       $ 16,864,897
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

                                                      2004              2003
                                                      ----              ----
Net income (loss) applicable to common shares,
         as reported                               $   125,796      $   (94,921)
Add: Stock-based employee compensation included
 in reported net income (loss)                              --               --
Less: Total stock-based employee compensation
         Expense determined under Black-Scholes
         option pricing model, net of tax effects       59,840            6,300
                                                   ------------     ------------
Pro forma net income (loss)                        $    65,956      $  (101,221)
                                                   ============     ============
Earnings (loss) per share - as reported:
         Basic                                     $      0.03      ($     0.02)
         Diluted                                   $      0.02      ($     0.02)

Earnings (loss) per share - pro forma:
         Basic                                     $      0.01      ($     0.03)
         Diluted                                   $      0.01      ($     0.03)

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


2.      DESCRIPTION OF BUSINESS

        Superior is primarily a wholesaler, retailer and auctioneer of rare coins. The Company is based in Beverly Hills, California.

3.      INVENTORIES

        The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in one to two of these agreements. As of September 30, 2004 and 2003, inventory totals reflected the Company's total proportional ownership and does not include any minority interest claims in regard to such partnership arrangements.

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


                                    September 30, 2004   J une 30, 2004
                                    ------------------   --------------

        Auction advances                 $2,069,155         $4,453,873
        Customer inventory advances       2,951,726          1,948,000
                                         ----------         ----------
                                         $5,020,881         $6,401,873
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

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

(4)      Inventory Valuation.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods indicated:

                                                 Three Months Ended   Three Months Ended
                                                 September 30, 2004   September 30, 2003
                                                 ------------------   ------------------
Net Sales                                                    91.8%                85.8%
Commission Income                                             8.2%                14.2%
                                                 ------------------   ------------------
Total Revenue                                               100.0%               100.0%
Cost of Sales                                                77.8%                78.2%
                                                 ------------------   ------------------
Gross Profit                                                 22.2%                21.8%
Selling, general and administrative expenses                 20.0%                22.1%
                                                 ------------------   ------------------
Income (loss) from operations                                 2.2%                -0.3%
Other income (expense)                                       -0.8%                -0.8%
                                                 ------------------   ------------------
Income (loss) before income taxes                             1.4%                -1.1%
Income taxes                                                  0.0%                 0.0%
                                                 ------------------   ------------------
Net income (loss)                                             1.4%                -1.1%
                                                 ==================   ==================

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

REVENUES

         The table below reflects the comparative breakdown of the Company's aggregate sales:

                                  ---------------------    ---------------------
                                    Three Months Ended       Three Months Ended
                                    September 30, 2004       September 30, 2003
                                  ---------------------    ---------------------
Net Sales
   Rare Coins - Wholesale         $ 6,564,854   71%        $ 3,513,916   60%
   Rare Coins - Retail              1,947,951   21           1,541,823   26
   Art, Collectibles & Other                -    -              19,940    -
                                  ---------------------    ---------------------
Total Net Sales                     8,512,805   92           5,075,679   86
Commission Income                     756,791    8             840,679   14
                                  ---------------------    ---------------------
TOTAL REVENUE                     $ 9,269,596  100%        $ 5,916,358  100%
                                  =====================    =====================

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

         The second quarter of our fiscal year (ending December 31), has traditionally been our weakest, due in part to the scheduling of fewer and smaller trade shows, and to our participation in only one small live auction, instead of two or more as in other quarters. We expect this trend will continue in the quarter ending December 31, 2004, and that it will produce a quarterly loss, although we expect that revenues for that quarter will exceed those for the quarter ended December 31, 2003. To address this seasonality, we are looking for additional live auction venues and are investigating both retail and direct marketing opportunities. We also plan to upgrade the e-commerce functionality of our website, increase the number and kinds of coins available for immediate sale on our website and examine the potential advantages of television-based home shopping. The upgrades to our e-commerce functionality will include integrating third party software tools to improve the ease of use of our internet shopping cart, enhance the presentation of items for sale, increase traffic to our web-site and improve on-line bidding and customer want-list capabilities. We estimate that the one-time cost for these upgrades will be approximately $40,000 and that annual maintenance costs associated with these upgrades will be approximately $20,000.

COST OF SALES

         Cost of sales is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as supply and demand factors at the time that we are purchasing coins. Cost of sales for the three months ended September 30, 2004 increased $2,590,571 to $7,216,095 or 78% of total revenue, from $4,625,524, or 78% of total revenue, for the three months ended September 30, 2003. The increase in cost of sales in the current period over the comparable period in 2003 was primarily due to the increase in rare coin sales. Commission income has minimal cost of sales associated with it. Although the cost of sales as a percentage of total revenue was similar in the current and comparable period last year, this resulted from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from year to year, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

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

         FINANCING ACTIVITIES - DEBT

         On April 10, 2002 we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The payments that were due March 31, 2004 and June 30, 2004, were deferred by verbal agreement with our CEO to September 30, 2004. As of September 30, 2004 and June 30, 2004 the outstanding balance was $900,000 and all interest payments were paid to date and continue to be paid current on a monthly basis. During the year ended June 30, 2004, the note was reduced by $100,000. The principal repayments that were due on September 30, 2004, June 30, 2004 and March 31, 2004 totaling $150,000 were not paid when due, but our CEO has agreed to further extend the due dates for these payments to March 31, 2005. If we desire to obtain a further extension of the deferred portion of this loan in March 2005, but our CEO is unwilling to provide such an extension, we will be required to liquidate sufficient inventory to make this payment.

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit (the "Private LOC") with the Lender by executing a Secured Revolving Line of Credit Agreement. The Private LOC bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Private LOC provided for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Private LOC was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the Private LOC became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 we executed a Renewal and Modification Agreement that amended the Private LOC. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all our accounts receivable and to consider the default cured at that time. The amendment also required monthly interest payments that began on November 1, 2003. The executor of the Lender Estate orally agreed to discuss repayment terms at a future date, but the Line of Credit is callable with five days notice and there is no guarantee that the Line of Credit will not be called for repayment at any time. There can be no assurance that we will be able to negotiate a repayment schedule for this obligation on terms acceptable to us. As of September 30, 2004 the outstanding Line of Credit balance was $2,500,000, not including accrued interest, all of which was paid to date. No payments were made to reduce the line of credit during the three months ended September 30, 2004.

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

RISK FACTORS

     WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We may not be able to sustain profitability or significantly increase our revenues. Although we recorded net income of $125,796 for the three month period ended September 30, 2004 and $552,266 for the year ended June 30, 2004, we incurred a net loss of $3,491,003 for the year ended June 30, 2003 and have incurred losses in prior fiscal years since July 1999. We cannot assure you that we will be profitable in the future.

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

     THE HIGH LEVEL OF OUR DEBT MAY LIMIT OUR ABILITY TO IMPLEMENT BUSINESS STRATEGIES TO GROW OUR REVENUE AND IMPROVE OUR PROFITABILITY.

         At September 30, 2004, we had total indebtedness of $11,587,500, of which $10,762,500 was short-term debt. Our high level of debt limits the amount of additional funds we can borrow, which in turn limits our ability to increase inventory or make additional customer advances, thus restricting our ability to grow our revenues. We do not have sufficient cash flow from operations to rapidly repay this debt, and therefore if this debt was not renewed we would have to seek new debt or equity financing to refinance our existing debt, or liquidate inventory, possibly on unfavorable terms. In the past, we have renegotiated or renewed the terms of our indebtedness on various occasions, but we cannot assure you that we will be able to do so in the future or that new debt or equity financing will be available for this purpose. This could result in losses from operations, or could even require us to seek protection under the bankruptcy laws.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2004 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

         During the quarter ended September 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.



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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On July 15, 2004 we issued options to purchase our common stock to 6 persons, each of whom was an officer or director of the company. A total of 150,000 shares were covered by such options. The options contain vesting provisions that provide that they will become exercisable over a period of from one to three years after the issuance date, and the option term expires five years after the vesting date. The option exercise price was $2.00 per share. The options were issued in a private transaction exempt from registration under
Section 4(2) of the Securities Act of 1933, with persons who had a preexisting business relationship with us. No advertising or general solicitation was made in connection with these issuances.

         On August 20, 2004, we issued 24,000 shares of our common stock to the partners of an investor and public relations firm in exchange for services. The value of these services was $30,000. There were no underwriters in this transaction, and thus no underwriting discounts or commissions were paid in connection with this issuance. The issuance of common stock described above was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereunder. The common shares were issued to a small number of persons, without general advertising or solicitation. Each of the purchasers was a sophisticated investor with substantial experience in investing in small companies.


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


         Dated: March 4, 2005           SUPERIOR GALLERIES, INC.

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