Form 10QSB/A
period 2004-09-30
SUPERIOR GALLERIES INC
filed 2005-03-18
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2

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

Yes [ ]      No [X]

     The purpose of this Amendment No. 1 is to amend information in Part II,
Item 6 (exhibits 31 and 32) of this company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004..

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




         Dated: March 17, 2005          SUPERIOR GALLERIES, INC.

                                        By /s/ Silvano A. DiGenova
                                        ----------------------------------
                                        Silvano A. DiGenova
                                        President and Chief Executive Officer


         Dated: March 17, 2005          SUPERIOR GALLERIES, INC.

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