Form 10QSB/A
period 2004-09-30
SUPERIOR GALLERIES INC
filed 2005-03-21
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 3

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

                                                                  2004             2003
                                                                  ----             ----
        Net income (loss) applicable to common shares,
                 as reported                                  $    125,796      $   (94,921)
        Add: Stock-based employee compensation included
         in reported net income (loss)                                  --               --
        Less: Total stock-based employee compensation
                 Expense determined under Black-Scholes
                 option pricing model, net of tax effects           59,840            6,300
                                                              -------------     ------------
        Pro forma net income (loss)                           $     65,956      $  (101,221)
                                                              =============     ============
        Earnings (loss) per share - as reported:
                 Basic                                         $      0.03      ($     0.02)
                 Diluted                                       $      0.02      ($     0.02)

        Earnings (loss) per share - pro forma:
                 Basic                                         $      0.01      ($     0.03)
                 Diluted                                       $      0.01      ($     0.03)


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

                                    September. 30, 2004    June 30, 2004
                                    -------------------    -------------

        Auction advances                 $2,069,155          $4,453,873
        Customer inventory advances       2,951,726           1,948,000
                                         ----------          ----------
                                         $5,020,881          $6,401,873
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

REVENUES

         The table below reflects the comparative breakdown of the Company's aggregate sales:

                                  --------------------------       ---------------------------
                                     Three Months Ended                Three Months Ended
                                     September 30, 2004                September 30, 2003
                                  --------------------------       ---------------------------
Net Sales
   Rare Coins - Wholesale            $ 6,564,854   71%                 $ 3,513,916   60%
   Rare Coins - Retail                 1,947,951   21                    1,541,823   26
   Art, Collectibles & Other                   -    -                       19,940    -
                                  -------------------------        --------------------------
Total Net Sales                        8,512,805   92                    5,075,679   86
Commission Income                        756,791     8                     840,679   14
                                  -------------------------        --------------------------
TOTAL REVENUE                         $9,269,596  100%                  $5,916,358  100%
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




         Dated: March 21, 2005          SUPERIOR GALLERIES, INC.

                                        By /s/ Silvano A. DiGenova
                                        ----------------------------------
                                        Silvano A. DiGenova
                                        President and Chief Executive Officer


         Dated: March 21, 2005          SUPERIOR GALLERIES, INC.

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