Form 10QSB
period 2005-03-31
SUPERIOR GALLERIES INC
filed 2005-04-26
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2005

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

     Yes   X      No
         -------     --------


         State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date:

   Title of each class of Common Stock        Outstanding as of April 15, 2005
   -----------------------------------        --------------------------------
   Common Stock, $0.001 par value             4,699,942

         Transitional Small Business Disclosure Format (check one):

Yes [ ]    No  [X]



                                   TABLE OF CONTENTS
                                   -----------------

                            PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Balance Sheets at March 31, 2005 (Unaudited) and June 30, 2004.        3-4

         Statements of Operations (Unaudited) for the nine months and three
           months ended March 31, 2005 and 2004.                                  5

         Statements of Cash Flows (Unaudited) for the nine months ended March
           31, 2005 and 2004.                                                     6

         Notes to Interim Financial Statements (Unaudited) at March 31, 2005.     7


Item 2.  Management's Discussion and Analysis or Plan of Operation.              14

Item 3.  Controls and Procedures                                                 30

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                      32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds             32

Item 3.  Defaults Upon Senior Securities.                                        32

Item 4.  Submission of Matters to a Vote of Security Holders.                    32

Item 5.  Other Information.                                                      32

Item 6.  Exhibits and Reports on Form 8-K.                                       33




                                PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   SUPERIOR GALLERIES, INC.
                                        BALANCE SHEETS
                                        (in thousands)


                                                                    March
                                                                  31, 2005        June 30,
                                                                 (Unaudited)        2004
                                                                 -----------     -----------
                                        ASSETS

CURRENT ASSETS
   Cash                                                          $       644     $       447
   Accounts receivable, net of allowance for uncollectible
      accounts of $122 (Mar. '05) and $259 (Jun. '04)                  3,592           3,713
   Auction and customer advances                                       3,486           6,402
   Inventories                                                         9,334           6,106
   Prepaid expense and other                                             405              51
                                                                 -----------     -----------

      Total current assets                                            17,461          16,719

Property and equipment, net                                              198             135

Other assets                                                              --              11
                                                                 -----------     -----------

      TOTAL ASSETS                                               $    17,659     $    16,865
                                                                 ===========     ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit - related party                                $     5,000     $     6,600
   Line of credit                                                      2,200           2,500
   Accounts payable and accrued expenses                               6,694           7,261
   Notes payable to a related party                                      400             300
   Notes payable                                                         650              --
   Series A stock redemption payable                                     550             344
                                                                 -----------     -----------

      Total current liabilities                                       15,494          17,005
                                                                 -----------     -----------

LONG-TERM LIABILITIES
   Notes payable to a related party, net of current portion              450             600
   Series A stock redemption payable, net of current portion             138             344
                                                                 -----------     -----------

      Total long-term liabilities                                        588             944
                                                                 -----------     -----------

         TOTAL LIABILITIES                                            16,082          17,949
                                                                 -----------     -----------


COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 8, 9 AND 11)


                                           Page 3

                                PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   SUPERIOR GALLERIES, INC.
                                  BALANCE SHEETS (continued)
                                        (in thousands)


                                                                   March
                                                                 31, 2005         June 30,
                                                                (unaudited)         2004
                                                               ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 693,000 shares undesignated,
    none outstanding
  Series B convertible preferred stock $1.00 par value
    3,400,000 shares designated 3,400,000 shares issued
    and outstanding with a liquidation preference of
    $3,400,000                                                        2,967             2,967
  Series D convertible preferred stock $1.00 par value
    2,000,000 shares designated 2,000,000 shares issued
    and outstanding with a liquidation preference of
    $2,000,000                                                        1,931             1,931
  Series E convertible preferred stock $1.00 par value
    2,500,000 shares designated 2,500,000 shares issued
    and outstanding with a liquidation preference of
    $2,500,000                                                        2,497                --
  Common stock, $0.001 par value, 12,500,000 shares
    authorized; 4,699,942 outstanding as of March 31, 2005
    and 4,485,942 outstanding as of June 30, 2004                         5                 4
  Additional paid in capital                                          8,283             7,912
  Accumulated deficit                                               (14,106)          (13,898)
                                                               ------------      ------------

         Total stockholders' equity (deficit)                         1,577            (1,084)
                                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $     17,659      $     16,865
                                                               ============      ============

               See accompanying notes to unaudited interim financial statements


                                           Page 4

                                          SUPERIOR GALLERIES, INC.
                                          STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                    (in thousands, except per share data)


                                                           Nine Months Ended          Three Months Ended
                                                          March         March         March         March
                                                         31, 2005      31, 2004      31, 2005      31, 2004
                                                         --------      --------      --------      --------
Net sales                                                $ 27,700      $ 18,236      $ 10,933      $  8,251
Commission income                                           1,630         2,294           725         1,208
                                                         --------      --------      --------      --------
TOTAL REVENUE                                              29,330        20,530        11,658         9,459

COST OF SALES                                              23,663        15,988         9,661         7,120
                                                         --------      --------      --------      --------

GROSS PROFIT                                                5,667         4,542         1,997         2,339

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                5,594         4,299         2,098         1,603
                                                         --------      --------      --------      --------

Income (loss) from operations                                  73           243          (101)          736
                                                         --------      --------      --------      --------

OTHER INCOME (EXPENSE)
   Interest income                                            298           384            95           124
   Interest expense                                          (575)         (398)         (196)         (115)
   Other expense, net                                          (3)          (24)           (1)           --
                                                         --------      --------      --------      --------
      Total other income (expense)                           (280)          (38)         (102)            9
                                                         --------      --------      --------      --------

INCOME (LOSS) BEFORE PROVISION FOR TAXES                     (207)         (205)         (203)          745

INCOME TAX PROVISION                                            1            10            --             5
                                                         --------      --------      --------      --------

NET INCOME (LOSS)                                        $   (208)     $    195      $   (203)     $    740
                                                         ========      ========      ========      ========

Calculation of net income (loss) per share:
Net income (loss)                                        $   (208)     $    195      $   (203)     $    740
Preferred stock accretion                                      --           (50)          (17)
Preferred stock dividend                                       --           (37)          (13)
                                                         --------      --------      --------      --------
Net income (loss) applicable to common shares
                                                         $   (208)     $    108      $   (203)     $    711
                                                         ========      ========      ========      ========
NET INCOME (LOSS) PER SHARE

   basic                                                 $  (0.05)     $   0.03      $  (0.04)     $   0.16
                                                         ========      ========      ========      ========
   fully diluted
                                                         $  (0.05)     $   0.01      $  (0.04)     $   0.09
                                                         ========      ========      ========      ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

   basic                                                    4,563         4,331         4,685         4,486
                                                         ========      ========      ========      ========
   fully diluted
                                                            4,563         8,069         4,685         8,223
                                                         ========      ========      ========      ========

                      See accompanying notes to unaudited interim financial statements


                                                   Page 5

                                 SUPERIOR GALLERIES, INC.
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                      (in thousands)


                                                                     Nine Months Ended
                                                                    March         March
                                                                   31, 2005      31, 2004
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $   (208)     $    195
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                      51            71
      Loss on retirement of property and equipment                        3            24
      Fair value of common stock options granted                         68             7
      Fair value of common stock issued for services                    300            --
Increase (decrease) in cash from changes in assets
   and liabilities:
     Accounts receivable                                                121         1,469
     Auction and customer advances, net                               2,915          (235)
     Inventories                                                     (3,227)       (3,569)
     Prepaid expenses and other                                        (354)          (22)
     Other assets                                                        11            --
     Accounts payable and accrued expenses                             (567)       (3,640)
                                                                   --------      --------

Net cash used in operating activities                                  (887)       (5,700)
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 (117)          (35)
   Proceeds from sale of property and equipment                          --            10
                                                                   --------      --------

Net cash used in investing activities                                  (117)          (25)
                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under related party line of credit                      3,150         9,000
   Repayments under related party line of credit                     (4,750)       (3,200)
   Borrowings under lines of credit                                      --         3,300
   Repayments under lines of credit                                    (300)       (3,300)
   Repayments under related party debt                                  (50)         (410)
   Borrowings under notes payable                                       650            --
   Repayments under notes payable                                        --           (64)
   Issuance of Series E preferred stock, net of offering costs        2,498            --
   Issuance of common stock                                               3             2
   Payment of dividends on preferred stock                               --           (37)
                                                                   --------      --------

Net cash provided by financing activities                             1,201         5,291
                                                                   --------      --------

Net increase (decrease) in cash and equivalents                         197          (434)

Cash and cash equivalents, beginning of period                          447           689
                                                                   --------      --------

Cash and cash equivalents, end of period                           $    644      $    255
                                                                   ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
      Interest                                                     $    574      $    612
                                                                   ========      ========
      Income taxes
                                                                   $      1      $      9
                                                                   ========      ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Accretion of redemption value of Series A preferred stock       $     --      $     50
   Redemption of Series A preferred stock                          $     --      $    688

             See accompanying notes to unaudited interim financial statements


                                          Page 6

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

         In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements for the year ended June 30, 2004 contained in Superior's financial statements included in its Annual Report on Form 10-KSB filed on August 12, 2004.

         STOCK BASED COMPENSATION. The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the nine and three month periods ending March 31, 2005 and 2004:


                                                                             Nine Months             Three Months
                                                                          2005         2004        2005         2004
                                                                         -------      -------     -------      -------
                                                                                         (In thousands)
                  Net loss applicable to common shares,
                           as reported                                   $  (208)    $    108     $ (203)      $   711
                  Add: Stock-based employee compensation included in
                            Reported net loss                                 --           --          --           --
                  Less: Total stock-based employee compensation
                           Expense determined under Black-Scholes
                           option pricing model, net of tax effects          174            6          56           --
                                                                         -------      -------     -------      -------



                  Pro forma net loss                                     $  (382)     $   102     $  (259)     $   711
                                                                         =======      =======     =======      =======
                  Loss per share - as reported:
                           Basic                                         $ (0.04)     $  0.03     $ (0.05)     $  0.16
                           Diluted                                       $ (0.04)     $  0.01     $ (0.05)     $  0.09
                  Loss per share - pro forma:
                           Basic                                         $ (0.08)     $  0.02     $ (0.06)     $  0.16
                           Diluted                                       $ (0.08)     $  0.01     $ (0.06)     $  0.09

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         -----------------------------------------

         SFAS No. 151
         ------------
         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


         circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

         SFAS No. 152
         ------------
         In March 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

         SFAS No. 153
         ------------
         In March 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after March 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

         SFAS No. 123(R)
         ---------------
         In March 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after March 15, 2005, or
         (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after March 15, 2005. Management is currently assessing the effect of SFAS 123(R) on the Company's financial statements. Currently the Company uses the Black

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


         Scholes option pricing model to estimate the fair value of stock options granted to employees and is evaluating option valuation models including Black Scholes to determine which model the Company will use upon the adoption of SFAS No. 123(R). The Company will adopt SFAS No. 123(R) effective with its fiscal year beginning July 1, 2005.

2.       DESCRIPTION OF BUSINESS

         Superior is primarily a dealer and auctioneer of rare coins. The Company is based in Beverly Hills, California.

3.       INVENTORIES

         The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in the profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in one to two of these agreements. The entire inventory consists of rare coins. As of March 31, 2005 and June 30, 2004, inventory totals reflected the Company's total proportional ownership and does not include any minority interest claims in regard to such joint venture or partnership arrangements.

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


                                         March 31, 2005      June 30, 2004
                                         --------------     --------------
         Auction advances                $    2,360,000     $    4,454,000

         Customer inventory advances          1,126,000          1,948,000
                                         --------------     --------------
                                         $    3,486,000     $    6,402,000
                                         ==============     ==============

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


5.       PREPAID EXPENSES

         Prepaid expenses include $195,000 of unamortized costs associated with the value of the Company's common stock issued in exchange for investor relations services over an 18 month period of time that commenced in January 2005.

6.       LINE OF CREDIT - RELATED PARTY

         On October 13, 2003, Superior executed a Commercial Loan and Security Agreement ("Commercial LOC") with Stanford Financial Group Company, an affiliate of a principal stockholder, Stanford Venture Capital Holdings, Inc. to provide the Company with a $7.5 million line of credit for purposes of financing inventory, auction advances and inventory loans to other rare coin dealers and collectors. On March 31, 2005, Stanford Financial Group Company's affiliate, Stanford International Bank Limited, pursuant to its purchase of $2.5 million of the Company's Series E stock (see Note 10) assumed, converted and cancelled $2.5 million of the Company's indebtedness under the Commercial LOC. In addition, Stanford further amended the Commercial LOC increasing the line of credit to $10 million. The Commercial LOC bears interest at the prime-lending rate (5.75% at March 31, 2005) and is secured by substantially all of Superior's assets. The Commercial LOC expires on October 1, 2005. As of March 31, 2005 the outstanding balance was $5,000,000 and there was no accrued interest payable.

7.       LINE OF CREDIT

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by the inventory of the Company and a personal guarantee of the Company's CEO, and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of the Company and to consider the default cured at that time. The amendment also required monthly interest payments beginning on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provides for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. As of March 31, 2005 the outstanding Line of Credit balance was $2,200,000 and there was no accrued interest payable.

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


8.       NOTE PAYABLE TO A RELATED PARTY

         On April 10, 2002 the Company executed a subordinated note payable in the amount of $1,000,000 to the Company's Chief Executive Officer and a principal stockholder ("CEO") bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. As the CEO did not enforce the repayment obligation, the amount had been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The Company is in arrears of $200,000 of principal payments. However, the CEO agreed to delay these principal repayments until no later than June 30, 2005. As of March 31, 2005, the outstanding balance was $850,000 and there was no accrued interest payable.

9.       NOTES PAYABLE

         During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest is payable monthly. As of March 31, 2005, the outstanding balance was $650,000 and there was no accrued interest payable

10.      EQUITY

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

         On March 17, 2005, the Company issued 10,000 common shares for cash of $3,000 pursuant to the exercise of stock options under the Company's 2003 Omnibus Stock Option Plan.

         On March 31, 2005, The Company issued 2,500,000 shares of newly created Series E $1.00 convertible preferred stock ("Series E stock") for a purchase price of $2,500,000 pursuant to a stock purchase agreement ("purchase agreement") with Stanford International Bank Limited, an affiliate of the Company's principal stockholder, Stanford Venture Capital Holdings, Inc. On that date the purchase price of $2.5 million was paid by the conversion and cancellation of $2.5 million of indebtedness under the Company's Commercial LOC with Stanford (see Note
         6). The Series E stock is convertible into common shares of the Company at any time at the option of Stanford at a conversion rate of six Series E shares into one common share subject to certain anti-dilution adjustments. The Series E stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series E stock is convertible.

         During the nine month period ended March 31, 2005, the Company granted to employees and directors 205,000 stock options to purchase common shares with exercise prices ranging from $1.01 to $3.80. The options vest over various periods of time ranging from one to four years. During the nine month period ended March 31, 2005, the Company canceled 95,000 stock options to purchase common shares. The Company records expenses for non-employee stock options using the Black-Scholes option pricing model.

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


11.      CONTINGENCIES

         GUARANTEED LIQUIDITY AND BUY BACK

         The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $8,743,000 and $5,543,000 for the nine months ended March 31, 2005 and 2004 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

         The values of the rare coins sold to retail customers continually fluctuate. Furthermore, retail customers continually resell or trade coins purchased from the Company with third parties. Once retail customers resell the rare coins to third parties, the Guarantee is terminated. Lastly, the Company has had minimal historical experience with customers exercising the Guarantee. As a result, it is not possible for the Company to determine the potential repurchase obligation pursuant to the Guarantee that it may be subject to as a result of previous sales of retail rare coins.

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

12.      GOING CONCERN

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, although the Company had returned to profitability in the last six months of the year ended June 30, 2004 and has recorded a small loss for the nine month period ended March 31, 2005, the Company continues to have negative cash flows from operations and significant short-term debt. These items raise doubt about the Company's ability to continue as a going concern.

         The Company has made and is continuing to make efforts to raise additional permanent debt and equity and renegotiate debt.

         In October 2003, the Company completed negotiations with Stanford Financial Group Company to provide a Commercial LOC of $7.5 million (see Note 6) for auction advances, inventory financing and inventory

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


         loans to other dealers and collectors. In March 2005, Stanford Financial Group Company granted the Company an expansion of its Commercial LOC to $10 million. Additionally, Stanford International Bank Limited, an affiliate of Stanford Financial Group Company, purchased $2.5 million of Series E Convertible Preferred Stock (see
         Note 10).

         In December 2004, the Company renegotiated the repayment terms on a $2.5 million dollar line of credit (see Note 7) that was callable on demand by the lender. The lender agreed to modify the line of credit terms to provide for principal repayments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2.2 million to be repaid on January 31, 2006. The Company intends to seek further extensions to the repayment terms of the remaining $2.2 million in the future, however there can be no assurance that this obligation will be able to be refinanced on terms acceptable to the Company.

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

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins on a wholesale, retail and auction basis. Our wholesale and retail operations are conducted in virtually every state in the United States. We also provide auction services for customers seeking to sell their own rare coins. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay.com, Overstock.com and Amazon.com and through our own website at SGBH.com. Our headquarters are in Beverly Hills, California.

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

         Prior to the year ended June 30, 2004, we incurred substantial losses that severely diminished our capital base and our liquidity. Although we have significantly reduced the levels of our losses and have incurred recent periods of profitability, we have limited shareholders' equity and working capital and most our debt is short-term. Any significant unfavorable change in the economic environment or in our industry could quickly result in declining revenue and a return to operating losses. Our challenge is to both raise additional permanent equity capital and restructure our debt to include a larger long-term portion. Although we cannot assure you that we will be able to accomplish these objectives, we believe that the achievement of these goals would permit us to increase the levels of inventory that we have available for sale and increase the funds available to loan to our consignment customers, thus enhancing our revenues. Accordingly, it is our hope that if we are able to restructure our debt and raise additional equity we will mitigate some of the impact of a future negative economic environment and conversely will benefit more sharply from a positive environment.

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

(2)      Auction and Customer Advances

         We are required to estimate the collectibility of our auction and customer advances. All of our advances are secured by rare coins. Although we make our decision to advance funds based on customers' creditworthiness, business history, and collateral valuation, the collectibility of advances is primarily based on our estimate of sale of customers' rare coin collateral on a whole liquidation basis. We evaluate specific advance balances when we become aware of situations where a client may not be able to meet its financial obligations to us or the value of collateral securing the advance is impaired. Due to the availability of a line of credit from Stanford Financial Group Company, an affiliate of our principal shareholder, Stanford Venture Capital Holdings, Inc. ("Stanford"), we have recently and significantly expanded our auction and customer advance activities and we do not have historical data to estimate probable loss nor have we had any significant history of losses. It is difficult to assess the future performance of the rare coin market. A rapid adverse change in the rare coin market could diminish the value of the collateral and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

         The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                                             Nine Months Ended
                                                               (in thousands)
                                              March                        March                                         %
                                             31, 2005          %          31, 2004          %           Change         Change
                                             --------       --------      --------       --------      --------       --------
Net sales                                    $ 27,700             94%     $ 18,236             89%     $  9,464             52%
Commission Income                               1,630              6%        2,294             11%         (664)           -29%
                                             --------       --------      --------       --------      --------       --------
Total revenue                                  29,330            100%       20,530            100%        8,800             43%
Cost of sales                                  23,663             81%       15,988             78%        7,675             48%
                                             --------       --------      --------       --------      --------       --------

Gross profit                                    5,667             19%        4,542             22%        1,125             25%
Selling, general and administrative
  expenses                                      5,594             19%        4,299             21%        1,295             30%
                                             --------       --------      --------       --------      --------       --------

Income (loss) from operations                      73              0%          243              1%         (170)           -70%
Other income (expense)                           (280)            -1%          (38)             0%         (242)           637%
                                             --------       --------      --------       --------      --------       --------
Income (loss) before provision for taxes         (207)            -1%          205              1%         (412)          -201%
Income tax provision                                1              0%           10              0%           (9)           -90%
                                             --------       --------      --------       --------      --------       --------

Net Income (loss)                            $   (208)            -1%     $    195              1%     $   (403)          -207%
                                             ========       ========      ========       ========      ========       ========


         Our net loss for the nine months ended March 31, 2005 was $208,000 or $0.05 per share on both a basic and diluted basis as compared to a net income of $195,000 or $0.03 and $0.01 per share on a basic and diluted basis respectively for the nine months ended March 31, 2004. Our diminished performance for the nine months ended March 31, 2005 was primarily due the decline in our auction commission revenue and additional infrastructure costs we incurred in support of our future growth strategy.

REVENUES

         The table below sets forth our primary sources of revenue for the periods indicated:

                                                               Nine Months Ended
                                                                (in thousands)
                                              March                        March                                          %
                                             31, 2005           %         31, 2004          %           Change         Change
                                             --------       --------      --------       --------      --------       --------
Net Sales
   Rare Coin - Wholesale                     $ 18,957             64%     $ 12,315             60%     $  6,642             54%
   Rare Coin - Retail                           8,743             30%        5,545             27%        3,198             58%
   Art, Collectibles and Other                     --              0%          376              2%         (376)          -100%
                                             --------       --------      --------       --------      --------       --------
Total Net Sales                                27,700             94%       18,236             89%        9,464             52%
Commission Income                               1,630              6%        2,294             11%         (664)           -29%
                                             --------       --------      --------       --------      --------       --------
Total Revenue                                $ 29,330            100%     $ 20,530            100%     $  8,800             43%
                                             ========       ========      ========       ========      ========       ========


         Total revenue for the nine months ended March 31, 2005 increased $8,800,000 or 43% to $29,330,000 from $20,530,000 for the nine months ended
March 31, 2004. This increase in revenue is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the nine months ended March

31, 2005 increased $6,642,000 or 54% over the comparable period in 2004. This increase was primarily due to strong market demand from other dealers which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market and due to our higher levels of inventory available for sale, which resulted from the availability to us of new financing to purchase that inventory. Retail rare coin sales for the nine months ended March 31, 2005 increased $3,198,000 or 58% over the comparable period in 2004. This increase was primarily due to continued strength in the demand for rare coins as described above. We completed our exit of the Art business in October 2003 and as a result we had no sales of art, collectibles and other for the nine months ended March 31, 2005. Commission income for the nine months ended March 31, 2005 decreased $664,000 or 29% over the comparable period in 2004. This decrease was primarily due to the entry of additional auction houses into the rare coin market and aggressive pricing by our competitors. Both of these factors served to reduce our market share and resulted in a reduction in our average commission percentage. Auction sales (hammer prices realized, which are the aggregate amount of winning bids at our auctions excluding the buyer's commission) were $17,759,000 for the nine months ended March 31, 2005 as compared to $22,718,000 for the nine months ended March 31, 2004, which also contributed to the reduced commissions for the current period.

         We believe that for our revenue to continue to grow in the future we must continue to expand and diversify our distribution channels. We have recently begun to consider, test and implement several growth strategies.

         To expand our wholesale sales efforts we began to supply a television home shopping channel with rare coins on a test basis in October 2004. We evaluated our arrangement with this supplier through February 2005, and we decided to discontinue this arrangement and to examine other home shopping opportunities at some future date. In January 2005, we began to supply internet retailer Amazon.com with rare coins on a test basis. Our current relationship with Amazon.com is simply to provide that company, on a nonexclusive basis, with coins to be offered for sale on its website. We pay Amazon.com a commission, which is presently 15%, on any sales it makes through this relationship. We have yet to determine the length of the test period with Amazon.com. Over the medium and long-term our growth strategy for wholesale type distribution channels includes hiring of additional numismatic traders, acquiring small rare coin dealers and supplying rare coins to gift and catalog retailers. We have yet to determine the associated costs of our medium and long-term growth strategies in the areas discussed above. We may extend or terminate any of these arrangements at any time.

         To expand our retail distribution channels, we recently completed a significant upgrade of our web-site. This upgrade includes software tools to improve the ease of use of our internet shopping cart, enhance the presentation of items for sale, automate our listing capabilities with e-Bay.com, Amazon.com and Overstock.com, increase traffic to our web-site and improve on-line bidding and customer want-list capabilities. The one-time cost for this upgrade was approximately $53,000 and that annual maintenance cost associated with this upgrade will be approximately $20,000. In March 2005, we began listing rare coins with Overstock.com both in their regular listing format and on their auction platform. Other growth plans include the expansion of our direct mail advertising targeting high net worth collectors who are currently buying rare coins or other fine collectibles.

         We plan to expand our auction operations to include weekly internet-only auctions through our strategic relationship with e-Bay.com. Under this relationship, we have agreed that when we conduct internet-only auctions through e-Bay.com, we will not simultaneously offer the auctioned items through any other internet-based auction. We pay e-Bay.com a commission of 5% on sales it makes, and when we auction coins in this manner we increase the charge to our customer by 5%, to offset the commission paid to e-Bay.com. This arrangement will complement the seven major live auctions that we currently hold during a year. We anticipate ramping toward weekly internet-only auctions by May 2005. We would not hold an internet-only auction during the week that we held a live auction as our live auctions are simultaneously broadcast over the internet. We are considering adding an additional live auction event in the fiscal quarter ending December 2005 so that we can have two live auctions per quarter.

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

         Our ability to expand our revenue is significantly contingent on the availability of additional permanent equity and debt financing. As indicated in our "Other Liquidity Plans" below we have plans to raise additional equity and debt, but there is no assurances that we will be successful in doing so on terms and conditions that are acceptable to us.

COST OF SALES

         Cost of sales is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of sales associated with it. Cost of sales for the nine months ended March 31, 2005 increased $7,675,000 or 48% to $23,663,000 or 81% of total revenue, from $15,988,000 or 78% of total revenue for the nine months ended March 31, 2004. The increase in aggregate cost of sales in the current period over the comparable period in 2004 was primarily due to the increase in rare coin sales as discussed in "Total Revenue" above, rather than factors that might influence the cost of any particular item of inventory. Our cost of sales as a percentage of sales increased over the comparable period in 2004 as a result of the decrease in our commission income. In the current period we had comparable success as we had in the previous period in purchasing coins at advantageous prices. Although the cost of sales as a percentage of total revenue in the current period may be similar to that in the comparable period of the previous year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from period to period, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

GROSS PROFIT

         Gross profit for the nine months ended March 31, 2005 increased $1,125,000 or 25% to $5,667,000 or 19% of total revenue from $4,542,000 or 22%
of total revenue for the nine months ended March 31, 2004. The increase in gross profit in the current period over the comparable period in 2004 was primarily due to the increase in rare coin sales. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Sales" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the nine months ended March 31, 2005 increased $1,295,000 or 30% to $5,594,000 from $4,299,000 for the nine months ended March 31, 2004. These expenses represent 19% of total revenue for the nine months ended March 31, 2005 as compared to 21% of total revenue for the nine months ended March 31, 2004. The increase in these expenses was due to the following factors: the hiring of new employees to enhance our operational infrastructure as we anticipate continued growth in our revenue; additional employee compensation costs of $541,000, including commissions that resulted from our higher level of sales; investor and public relations efforts that began during the current period with a cost of $187,000; legal and audit costs primarily associated with the preparation of a registration statement of approximately $124,000; travel and entertainment costs increased $124,000 due to the larger number of trade shows we attended; and, auction operation costs increased by $221,000.

OTHER INCOME AND EXPENSES

         Other expenses for the nine months ended March 31, 2005 increased $242,000 to $280,000 from $38,000 for the nine months ended March 31, 2004. This increase was primarily due to: (i) a decrease in interest income of $86,000 that resulted from the decline in interest rates charged to our customers; and (ii) increases in interest expenses of $177,000 that resulted from the combination of increased use of our lines of credit to finance our own inventory and increases in rates charged to us by our lenders for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004.

PROVISION FOR INCOME TAXES

         Although we reported a net loss the nine months ended March 31, 2005, we incurred income taxes for state franchise and other minimum taxes totaling $1,000. Although we recorded income for the nine months ended March 31, 2004, we had losses carried forward from previous years and we have only recorded income taxes for state franchise and other minimum taxes totaling $10,000.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

         The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                                  Three Months Ended
                                                    (in thousands)
                                    March                       March                                   %
                                   31, 2004          %         31, 2003         %          Change       Change
                                   --------      --------      --------     --------      --------      ------
Net Sales                          $ 10,933            94%     $  8,251           87%     $  2,682          33%
Commission Income                       725             6%        1,208           13%         (483)        -40%
                                   --------      --------      --------     --------      --------      ------
Total revenue                        11,658           100%        9,459          100%        2,199          23%
Cost of sales                         9,661            83%        7,120           75%        2,541          36%
                                   --------      --------      --------     --------      --------      ------

Gross profit                          1,997            17%        2,339           25%         (342)        -15%
Selling, general and
  administrative expenses             2,098            18%        1,603           17%          495          31%
                                   --------      --------      --------     --------      --------      ------

Income (loss) from operations          (101)           -1%          736            8%         (837)       -114%
Other income (expense)                 (102)           -1%            9            0%         (111)      -1233%
                                   --------      --------      --------     --------      --------      ------
Income (loss) before provision
  for taxes                            (203)           -2%          745            8%         (948)       -127%
Income tax provision                     --             0%            5            0%           (5)       -100%
                                   --------      --------      --------     --------      --------      ------

Net Income (loss)                  $   (203)           -2%     $    740            8%     $   (943)       -127%
                                   ========      ========      ========     ========      ========      ======

         Our net loss for the three months ended March 31, 2005 was $203,000 or $0.04 per share on both a basic and diluted basis as compared to a net income of $740,000 or $0.16 and $0.09 per share on a basic and diluted basis respectively for the three months ended March 31, 2004. Our diminished performance for the three months ended March 31, 2005 was primarily due to the decline in our auction commission revenue and additional infrastructure costs incurred in support of our future growth strategy.

REVENUES

         The table below sets forth our primary sources of revenue for the quarters indicated:

                                                    Three Months Ended
                                                      (in thousands)
                                    March                       March                                      %
                                   31, 2005          %         31, 2004         %          Change       Change
                                   --------      --------      --------     --------      --------      ------
Net Sales
   Rare Coin - Wholesale           $  7,157            62%       45,943           63%     $  1,214          20%

   Rare Coin - Retail                 3,776            32%        2,308           24%        1,468          64%

Total Net Sales                      10,933            94%        8,251           87%        2,682          33%
Commission Income                       725             6%        1,208           13%         (483)        -40%

Total Revenue                      $ 11,658           100%     $  9,459          100%     $  2,199          23%
                                   ========      ========      ========     ========      ========      ======

         Total revenue for the three months ended March 31, 2005 increased $2,199,000 or 23% to $11,658,000 from $9,459,000 for the three months ended
March 31, 2004. This increase in revenues is primarily due to an increase in sales of rare coins. Wholesale rare coin sales for the three months ended March 31, 2005 increased $1,214,000 or 20% over the comparable period in 2004. This increase was primarily due to strong market demand from other dealers which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market and due to our higher levels of inventory available for sale, which resulted from the availability to us of new financing to purchase that inventory. Retail rare coin sales for the three months ended March 31, 2005 increased $1,468,000 or 64% over the comparable period in 2004. This increase was primarily due to continued strength in the demand for rare coins as stated above. Commission income for the three months ended March 31, 2005 decreased by $483,000 or 40% over the comparable period in 2004. This decrease was primarily due to entry of additional auction houses into the rare coin market and aggressive pricing by our competitors. Both of these factors served to reduce our market share and resulted in a reduction in our average commission percentage. Auction sales (hammer prices realized, which are the aggregate amount of winning bids at our auctions excluding the buyer's commission) were $8,142,000 for the three months ended March 31, 2005 as compared to $10,794,000 for the three months ended March 31, 2004.

COST OF SALES

         Cost of sales is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of sales associated with it. Cost of sales for the three months ended March 31, 2005 increased $2,541,000 or 36% to $9,661,000 or 83% of total revenue, from
$7,120,000, or 75% of total revenue for the three months ended March 31, 2004. The increase in aggregate cost of sales in the current period over the comparable period in 2004 was to due to the increase in rare coin sales as discussed in "Total Revenue" above, and our reduced success during this period in purchasing coins at advantageous prices. Our cost of sales as a percentage of revenue increased during the current period over the comparable period in 2004 due to the decrease in high margin commission income and the larger mix of rare coins sold with lower margins. Although the cost of sales as a percentage of total revenue may be similar from the current period to the comparable period of the previous year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from period to period, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

GROSS PROFIT

         Gross profit for the three months ended March 31, 2005 decreased $342,000 or 15% to $1,997,000 or 17% of total revenue from $2,339,000 or 25% of total revenue for the three months ended March 31, 2004. The decrease in gross profit in the current period over the comparable period in 2004 was primarily ue to a decrease in high margin commission income and a larger mix of rare coins sold with lower margins. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Sales" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended March 31, 2005 increased $495,000 or 31% to $2,098,000 from $1,603,000 for the three months ended March 31, 2004. These expenses represent 18% of total revenue for the three months ended March 31, 2005 as compared to 17% of total revenue for the three months ended March 31, 2004. The increase in these expenses was due to the following factors: The hiring of new employees to enhance our operational infrastructure as we anticipate continued growth in our revenue; additional employee compensation costs of $71,000 including commissions that resulted from our high level of sales; investor and public relations efforts with cost of $144,000 that we did not incur last year; legal and audit costs primarily associated with the preparation of a registration statement of approximately $65,000; travel and entertainment costs increased $52,000 due to the larger number of trade shows we attended; and auction operation costs increased by $143,000.

OTHER INCOME AND EXPENSES

         Other expenses for the three months ended March 31, 2005 increased $111,000 to $102,000 as compared to net other income of $9,000 for the three months ended March 31, 2004. This increase was primarily due to a decrease in interest income of $28,000 that resulted from a decline in interest rates charged to our customers and the reductions in loans outstanding with our customers, and increases in interest expense of $81,000 that resulted from the combination of increased use of our lines of credit to finance our own inventory and increases in rates charged to us by our lenders for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

PROVISION FOR INCOME TAXES

         We reported a net loss for the three months ended March 31, 2005, and thus incurred no income taxes for state franchise and other minimum taxes in this quarter. Although we recorded income for the three months ended March 31, 2004, we had losses carried forward from previous years and in this quarter we recorded income taxes for state franchise and other minimum taxes totaling only $5,000.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, we had working capital of $1,968,000 and used cash in operating activities of $887,000 for the nine month period ending March 31, 2005. Given our March 31, 2005 cash balance of $644,000 and our projected operating cash requirements, we anticipate that our existing capital resources may not be adequate to satisfy our cash flow requirements through June 30, 2005. We may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and maintaining operating expenses at current levels. Should sales be less than forecast, expenses be higher than forecast or the liquidity not be available through financings of debt and/or equity, we will not have adequate resources to fund operations. We do not expect future fixed obligations through June 30, 2005 to be paid by cash generated from operating activities. We intend to pursue the following options, among others, to provide cash to satisfy fixed obligations: (i) additional debt/equity financings; (ii) extending vendor payments; (iii) an expanded use of the line of credit with Stanford Financial Group Company, and (iv) liquidation of inventory. We cannot assure you, though, that any of these financing alternatives will be available to us. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

OPERATING ACTIVITIES

         Cash increased $197,000 for the nine months ended March 31, 2005 to $644,000 from $447,000 at June 30, 2004.

         Cash used in our operating activities totaled $887,000 resulting primarily from our net loss of $208,000, increases in inventories of $3,227,000 and decreases in accounts payable of $567,000 that were offset by repayments of auction and customer advances of $2,915,000.

         We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly, through competitive pricing, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

         Cash used in investing activities for the nine months ended March 31, 2005 was $117,000 consisting of purchases of property and equipment.

FINANCING ACTIVITIES

         Until the quarter ended March 31, 2004, we incurred losses since July 1999 and financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $1,201,000 for nine months ended March 31, 2005 reflected by the following transactions:

         FINANCING ACTIVITIES - DEBT

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provided for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On March 31, 2004 we executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through March 31, 2004, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all our accounts receivable and to consider the default cured at that time. The amendment also required monthly interest payments that began on November 1, 2003. On March 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provides for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. As of March 31, 2005 the outstanding Line of Credit balance was $2,200,000. During the nine months ended March 31, 2005 we made payments of $300,000 to reduce the balance of the Line of Credit.

         On April 10, 2002 we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payment had been made through February 2003. On February 14, 2003 the terms of the note were modified to provide for repayments of principal in the amount of $50,000 per quarter commencing March 31, 2004 and for interest to be paid monthly. As of March 31, 2005 the outstanding balance was $850,000 and all interest payments were paid to date and continue to be paid current on a monthly basis. The principal repayments that were due on March 31, 2005, December 31, 2004, September 30, 2004 and June 30, 2004 were not paid when due, but our CEO has agreed to further extend the due dates for these payments to June 30, 2005. During the nine months ended March 31, 2005 we made principal repayments of $50,000. If we desire to obtain a further extension of the deferred portion of this loan in June 2005, but our CEO is unwilling to provide such an extension, we will be required to liquidate sufficient inventory to make this payment.

         On October 13, 2003 we executed a Commercial Loan and Security Agreement ("Commercial LOC"') with Stanford Financial Group Company, an affiliate of our principal stockholder, Stanford Venture Capital Holdings, Inc., to provide us with a $7.5 million line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers. A portion of this indebtedness was assigned to Stanford International Bank Limited, an affiliate of Stanford Financial Group Company, and on March 31, 2005 Stanford International Bank Limited, pursuant to its purchase of $2.5 million of our Series E stock (see below) assumed, converted and cancelled $2.5 million of this indebtedness under the Commercial LOC. In addition, Stanford Financial Group Company further amended the Commercial LOC increasing the line of credit to $10 million. The Commercial LOC bears interest at the prime-lending rate (5.75% at March 31, 2005) and is secured by substantially all our assets. As of March 31, 2005 the outstanding Commercial LOC balance was $5,000,000. The net amount of principal repayments against the Commercial LOC during the nine months ended March 31, 2005 was $1,600,000.

         During October 2004, we executed three demand notes payable with a private lender totaling $650,000 for the purpose of financing inventory. These notes payable bear interest at 10% per annum and are secured by specific inventory. Interest is payable monthly. As of March 31, 2005 the outstanding balance was $650,000.

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

         FINANCING ACTIVITIES - EQUITY

         On March 17, 2005 we issued 10,000 common shares for cash of $3,000 pursuant to the exercise of stock options under our 2003 Omnibus Stock Option Plan

         On March 31, 2005 we issued 2,500,000 shares of newly created Series E $1.00 Convertible Preferred Stock ("Series E Stock") for a purchase price of $2,500,000 pursuant to a stock purchase agreement ("purchase agreement") with Stanford International Bank Limited. On that date the purchase price of $2.5 million was paid by the conversion and cancellation of $2.5 million of indebtedness previously incurred under our Commercial LOC with Stanford Financial Group Company International Bank Limited (see above). The Series E Stock is convertible into our common shares at any time at the option of Stanford International Bank Limited at a conversion rate of six shares of Series E Stock into one common share subject to certain anti-dilution adjustments. The Series E stockholders are entitled to vote on all matters requiring a vote of the shareholders and entitled to the number of votes equal to the number of common shares into which the Series E Stock is convertible.

         OTHER LIQUIDITY PLANS

         We have plans to secure additional financing and/or to raise additional capital, but we cannot assure you that we will be successful in completing these critical tasks. If we are unable to successfully complete these critical tasks, we may be forced to significantly and materially reduce our operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund any ongoing operations.

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the nine months ended March 31, 2005 and does not presently have any plans to make material capital expenditures through the current fiscal year ending June 30, 2005.

RISK FACTORS

WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We may not be able to sustain profitability or significantly increase our revenues. Although we recorded a net income of $552,000 for the year ended June 30, 2004, we incurred a net loss of $208,000 for the nine months ended March 31, 2005 and a net loss of $3,491,000 for the year ended June 30, 2003, and had incurred losses since July 1999. We cannot assure you that we will be profitable in the future.

BECAUSE WE HAVE LIMITED WORKING CAPITAL, IT MAY BE DIFFICULT TO MAINTAIN OR EXPAND OUR OPERATIONS.

         Our working capital at March 31, 2005 was $1,968,000. There can be no assurance that our revenue or results of operations will not decline in the future, that we will not have losses in the future, or that we will be able to continue funding such losses if they occur. Our limited capital could adversely affect our ability to continue our operations.

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

         Stanford Venture Capital Holdings, Inc., or "Stanford," and certain of its affiliates collectively hold 59% of our voting securities. Consequently, Stanford and its affiliates have sufficient voting power to control the outcome of virtually all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving Superior. In addition, through this control of the board of directors and voting power, Stanford is able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and our acquisition or disposition of assets. Also, the concentration of voting power in the hands of Stanford could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

THE HIGH LEVEL OF OUR DEBT MAY LIMIT OUR ABILITY TO IMPLEMENT BUSINESS STRATEGIES TO GROW OUR REVENUE AND IMPROVE OUR PROFITABILITY.

         At March 31, 2005, we had total indebtedness of $9,388,000, of which $8,800,000 was short-term debt. Our high level of debt limits the amount of additional funds we can borrow, which in turn limits our ability to increase inventory or make additional customer advances, thus restricting our ability to grow our revenues. We do not have sufficient cash flow from operations to rapidly repay this debt, and therefore, if this debt was called or not renewed, we would have to liquidate inventory, possibly on unfavorable terms. In the past, we have renegotiated or renewed the terms of our indebtedness on various occasions, but we cannot assure you that we will be able to do so in the future or that new debt or equity financing will be available for this purpose. This could result in losses from operations, or could even require us to seek protection under the bankruptcy laws.

IF WE ARE UNABLE TO PAY OUR SECURED DEBT ON A TIMELY BASIS, THE LENDERS COULD REQUIRE THAT OUR ASSETS BE SOLD IN A FORECLOSURE SALE, WHICH COULD RESULT IN OUR BANKRUPTCY.

         We have borrowed funds from Stanford Financial Group Company and another private party, each of which has been granted a security interest in substantially all of our assets. If we default in the repayment of these debts, these lenders could, among other things, foreclose on their security interests, which could result in the sale of substantially all of our assets, the proceeds of which would be applied to repay our debts to them. If this were to occur, we could be forced to file a bankruptcy petition, or could go out of business.

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

THE LOSS OF THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER COULD SIGNIFICANTLY REDUCE OUR REVENUE AND PROFITABILITY.

         Our success and future performance depends on the continued services of our Chief Executive Officer, Silvano DiGenova, on whom we rely heavily for expertise and reputation in the rare coin market. The loss of the services of any of our senior management or other key personnel could harm our business. Specifically, Mr. DiGenova is a substantial buyer, appraiser and seller of rare coins on our behalf as well as a substantial draw to potential auction consigners. Mr. DiGenova's services would be difficult to replace and the loss of these services could cause significant harm to our business. While we have an employment agreement with Mr. DiGenova that expires on March 31, 2005 and we are in the process of negotiating a renewal of this agreement, the employment agreement does not provide us with meaningful assurance that we will continue to have his services available to us after that date.

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

         During the nine months ended March 31, 2005 none of our customers accounted for more than 10% of our sales, however, at times, we may depend on a small number of key customers for a substantial portion of our sales and revenue. The loss of any of these key customers would reduce our revenue and could negatively impact our profitability.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal control subsequent to the Evaluation Date.

         During the quarter ended March 31, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a) RECENT SALES OF UNREGISTERED SECURITIES. On March 31, 2005 we issued 2,500,000 shares of newly created Series E $1.00 convertible preferred stock for a purchase price of $2,497,000 net of legal fees of $3,000 pursuant to a stock purchase agreement with Stanford International Bank Limited, an affiliate of Stanford Financial Group Company. On that date the purchase price was paid by the conversion and cancellation of $2.5 million of indebtedness under our Commercial LOC with Stanford Financial Group Company. The Series E stock is convertible into our common shares at any time at the option of the holder at a conversion rate of six Series E shares into one common share subject to certain anti-dilution adjustments. The Series E stockholders are entitled to vote on all matters requiring a vote of the shareholders and entitled to the number of votes equal to the number of common shares into which the Series E stock is convertible. These shares were issued in a private transaction to a single sophisticated purchaser, without general solicitation, and thus the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

         (b) DIVIDENDS. We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future. We were restricted from paying dividends on our common stock under state law as a result of our accumulated deficit as of December 31, 2004. The terms of our Series A Redeemable 8% Convertible Preferred Stock, or Series A Preferred Stock, prohibit us from paying dividends on shares of our common stock unless dividends in such amount shall have been simultaneously paid or declared and set apart for payment to the holders of our Series A Preferred Stock. In addition, the terms of our Series B Preferred Stock prohibit us from making any distributions on our common stock without the vote or written consent of the holders of a majority of the outstanding shares of the Series B Preferred Stock, voting as a separate class.

         We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Our Series A Preferred Stock contains redemption provisions that require us, upon request by the holders, to redeem one tenth of the holders' shares of such securities each quarter for ten consecutive quarters, commencing March 31, 2004. All of the holders of the Series A Preferred Stock have requested redemption of their shares. However, until March 31, 2005, because our liabilities had exceeded our assets, we were prohibited under Delaware corporation law from commencing this redemption, and had informed the stockholders of this redemption prohibition. We will begin the redemption as we are now legally allowed to do so. We have reflected the Series A Preferred Stock redemption payable as a liability on our Balance Sheet. As of March 31, 2005 the balance payable with respect to the Series A Preferred Stock redemption is $687,500.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS
                  --------

   EXHIBIT NO.    DESCRIPTION

         4.1 Certificate of Designation of Superior Galleries, Inc., relating to Series E $1.00 Convertible Preferred Stock (incorporated herein by this reference to Exhibit 3.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005).
         10.1 Series E Preferred Stock Purchase Agreement dated as of March 29, 2005, between Superior Galleries, Inc. and Stanford Investment Bank Limited (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1,
                  2005).
         10.2 Registration Rights Agreement dated as of March 29, 2005 and between Superior Galleries, Inc. and Stanford Investment Bank Limited (incorporated herein by this reference to Exhibit 10.4 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005).
         10.3 Amendment Dated as of March 29, 2005 to Commercial Loan and Security Agreement between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005)
         10.4 Commercial Note dated as of March 29, 2005 by Superior Galleries, Inc. in favor of Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.3 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005)
         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) REPORTS ON FORM 8-K. On April 1, 2005, we filed a Current Report on Form 8-K relating to our issuance of Series E Preferred Stock on March 31, 2005. The Current Report included Items 1.01 (Entry into a Material Definitive Agreement), 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant), 3.02 (Unregistered Sales of Equity Securities) and 9.01 (Financial Statements and Exhibit.)


---------------

                                   SIGNATURES

         In accordance with the requirement of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Dated: April 15, 2005          SUPERIOR GALLERIES, INC.

                                        By /s/ Silvano A. DiGenova
                                        ----------------------------------------
                                        Silvano A. DiGenova
                                        President and Chief Executive Officer


         Dated: April 15, 2005          SUPERIOR GALLERIES, INC.

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