Form 10-K
period 2005-06-30
SUPERIOR GALLERIES INC
filed 2005-08-11
CIK 1091539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         Based on the last sale price of its common stock on August 8, 2005 ($2.45), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $4,322,000.(1) Unless otherwise specified herein, all share, warrant and option amounts give effect to a 1-for-20 reverse stock split effective as of June 30, 2003.

         The number of outstanding shares of the registrant's common stock as of August 8, 2005, was 4,819,942.

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

         None


_______________________
(1) For purposes of this calculation, shares owned by executive officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                                 TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1
     ITEM 1.      BUSINESS........................................................................................1
     ITEM 2.      PROPERTIES......................................................................................8
     ITEM 3.      LEGAL PROCEEDINGS...............................................................................8
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................8

PART II...........................................................................................................9
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                     AND ISSUER PURCHASES OF EQUITY SECURITIES....................................................9
     ITEM 6.      SELECTED FINANCIAL DATA........................................................................11
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS.......................................................................14
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................................33
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................33
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE........................................................................33
     ITEM 9A.     CONTROLS AND PROCEDURES........................................................................33
     ITEM 9B.     OTHER INFORMATION..............................................................................34

PART III.........................................................................................................35
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................35
     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................37
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                     RELATED STOCKHOLDER MATTERS.................................................................41
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................44
     ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................45

PART IV..........................................................................................................46
     ITEM 15.     EXHIBITS.......................................................................................46


                                                        -i-

                                     PART I

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our beliefs and assumptions, and on information currently available to us. Forward-looking statements include among others, the information concerning possible or assumed future results of operations of Superior Galleries, Inc. set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

         Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements contained in this document.

ITEM 1.       BUSINESS

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins on a retail, wholesale, and auction basis. Our retail and wholesale operations are conducted in virtually every state in the United States. We also provide auction services for customers seeking to sell their own coins. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay, Overstock.com and Amazon.com and through our own website at SGBH.com. Our headquarters are in Beverly Hills, California. Information regarding our revenues, profit or loss, and total assets is contained in our financial statements included in this Annual Report.

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

         According to experts in the field, it is difficult to determine the total annual sales volume of the coin and collectibles business. One of the two largest auctioneers in the world in the coin and collectibles market reported annual auction and related revenue from the sale of art and collectibles of $443 million for the year ended December 31, 2004. With specific regard to coins, the U.S. Mint, in its 2004 annual report for the year ending September 30, 2004, reported that there are over 130 million Americans collecting the new quarter dollar coins from the 50 State Quarters(TM) program developed by the Mint. This program was designed to increase coin collecting and the number of collectors by minting five new designs annually of the quarter dollar with each design featuring one each of the 50 states over a ten year period from 1998 through 2008. In addition, the U.S. Mint reported non-bullion numismatic revenue of $279 million in its 2004 annual report.

         Typically, the coins that we buy and sell were originally manufactured in the late 1700's to the mid-20th century. Many of the items that we sell are one-of-a-kind, or have very few examples on the market at any time. We believe that coin buyers generally start with a modest purchase amount and increase the size of their transactions and the rarity of the items that they purchase as they gain experience as a buyer in the market.

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

         Our CEO in consultation with senior management team members approves trade credit. In wholesale transactions, selling prices for rare coins are determined by the marketplace and usually individually negotiated with the buyer. There are several printed pricing guides, some published weekly, which provide pricing indications as well as the CCE, a real-time exchange with bids and asks on many of the coins in the market. Often, a wholesale customer is buying rare coins from us because the wholesale customer has another customer, whether wholesale or retail, already identified. Wholesale sales prices for rare coins are determined primarily by the grade of the coins and are often influenced by non-market factors such as the purchasing or selling dealer's liquidity, the relative desire or need for the specific rare coin, the length of time the selling dealer has held the rare coins and other factors. We have an inventory turnover of approximately four times per year.

         When selling rare coins on a retail basis, we utilize direct mail, telephone, fax, email and Internet-based retail and auctions, both private and public, as channels of distribution. We maintain a database of over 30,000 potential customers for rare coins who are solicited regularly through these channels. We currently maintain our website, www.SGBH.com to offer rare coins both at retail and at private auction. We have ongoing campaigns on eBay and Overstock.com, third party websites, to sell rare coins at their Internet public auction and listing sites. At retail, we typically sell for immediate payment, holding the rare coins until good funds are received. In a few instances, on large purchases, we will consider financing a sale for a retail buyer. In these situations, we will hold the rare coins as collateral. In retail transactions, the market determines sale prices for rare coins and there are several pricing guides available to the retail buyer including monthly and weekly publications and auction prices realized. The price to be paid by a retail buyer for a rare coin is primarily based on the coin's condition and rarity as determined by its grade but is also influenced by the buyer's desire for the particular rare coin, the time it has taken to find a suitable example for the buyer's collection, the relative rarity of the coin to others held by the buyer and other factors. In retail transactions, we principally sell rare coins that have been certified for authenticity and quality by an independent recognized authority.

ACQUISITION OF INVENTORY

         We acquire inventory of rare coins at wholesale through other dealers in the trade, retail customers, trusts or estates desiring to sell their holdings or by auction. We are not dependent on any major suppliers. During the year ended June 30, 2005, no supplier provided more than 10% of our aggregate purchases of coins. When purchasing from other dealers in the trade, we are typically offered 15 days to pay the net invoice amount. Purchases from retail customers, trusts and estates or at auction by an independent auction company require immediate payment upon taking title and possession of the property. On occasion, we may trade items from our inventory to either a dealer or a retail customer in exchange for property from the dealer or retail customer. When buying inventory from a dealer, the majority of these purchases are completed at shows and expositions around the country, although a significant volume is transacted over the telephone. Purchasing at auction is another major source of inventory in rare coins. Purchase prices are negotiated by our buyers with dealers in the trade and with the retail customers, trusts and estates. When buying at auction, our buyers compete with other buyers in determining the final bid for any given lot of property.

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

         Generally, the purchase price from the sale of rare coins is due upon the completion of the auction, although we maintain credit relationships with certain dealers in the trade and offers payment terms of up to 60 days to those selected dealers. A contract with a consignor requires payment to the consignor, less any loan amounts, accrued interest and commissions, to be made within 45 days of the sale date.

COMPETITION

         The business of selling rare coins is highly competitive. Methods of competition include pricing coins at levels that are lower than the published prices of our competitors, charging reduced auction commissions to sellers, increasing advertising and expanding Internet presence, and providing more personalized service. We compete with a number of smaller, comparably sized, and larger firms throughout the United States. These include: Heritage Rare Coin Galleries, a large scale coin dealer and auctioneer; National Gold Exchange, a large coin and bullion dealer; Spectrum, a large scale coin dealer and auctioneer and a subsidiary of Greg Manning Auctions, Inc., a publicly traded company; American Numismatic Rarities, a comparably-sized coin auction company; U.S. Coins, a medium-sized coin dealer; and other companies. These competitors are generally larger and better capitalized than we are. However, we believe that we are able to compete with these competitors in part because of the reputation of our Chief Executive Officer, Silvano DiGenova, who has twenty-five years of experience in the rare coin industry. We cannot assure you, though, that we can continue to compete successfully with other established companies.

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

CUSTOMERS/DEPENDENCE ON KEY CUSTOMERS

         We generally sell to a large variety of individual retail purchasers as well as several wholesale purchasers throughout the nation and world. During the fiscal year ended June 30, 2005, none of our customers accounted for more than 10% of our sales.

         On May 18, 2005, we entered into a Primary Supplier Agreement with Stanford Coins & Bullion, Inc. ("Stanford C&B"), an affiliate of our principal shareholder, Stanford International Bank Limited ("SIBL" or "Stanford") under which we have been provided with a preferential right to source coins that Stanford C&B is seeking for its customers. While we anticipate that this arrangement will likely result in increased coins sales by us, we are unable to predict the magnitude of that increase, and the amount of the increase may or may not be material.

NUMBER OF EMPLOYEES

         As of August 3, 2005, we co-employed or obtained contract services from 40 persons, of which 36 were full-time co-employees. Our co-employment relationship is with Administaff, as a professional employer organization. We believe that our future success depends in part upon our ability to recruit and retain qualified numismatists, marketing and other personnel. We consider our relations with our employees to be good. None of our employees are represented by a labor union.

ITEM 2.       PROPERTIES

         Our corporate headquarters are located in an approximately 7,000 square foot storefront facility located at 9478 West Olympic Boulevard, Beverly Hills, California, which we lease from a company controlled by another rare coin dealer. This facility includes administrative, customer support, auction, gallery and retail space. The lease expires on September 30, 2007. The monthly rental rate is $17,193, subject to annual increases based on increases in the consumer price index. We believe that our facilities are adequate for our needs in the near future.

ITEM 3.       LEGAL PROCEEDINGS

         We have been sued by Heritage Capital Corporation ("Heritage"), a competitor of ours, in connection with our employment of Larry Abbott, a former employee of Heritage. This case is pending in the Dallas County District Court in Texas, pursuant to a petition filed June 3, 2005. The parties to this case include Heritage, Superior Galleries, Inc. and Mr. Abbott. In this case, Heritage has sued Mr. Abbott for breach of his employment agreement with that company, following his resignation in May 2005. Heritage further alleges that Mr. Abbott has misappropriated Heritage's trade secrets and that in hiring Mr. Abbott we have wrongfully interfered with Mr. Abbott's employment contract and employment relationship with Heritage. Heritage seeks actual and exemplary damages, attorneys' fees and costs in unspecified amounts and an order from the court concerning the enforceability and scope of the arbitration provisions of his employment contract. We intend to vigorously defend the claims against us in this matter.

         From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. However, except as discussed above, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         Our common stock is traded on the NASDAQ over-the-counter Bulletin Board under the symbol "SPGR." Prior to July 1, 2003 our symbol was "TAGZ." The following table shows the trading price data for our common stock as reported by NASDAQ as the range of representative bid prices for our common stock for the quarters indicated. Our common stock is quoted in the National Quotation Bureau's Pink Sheets and listed on the NASD's Electronic Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, may not represent actual transactions and have been retroactively restated to reflect the one-for-twenty reverse split of our common stock on June 30, 2003.


                                                            Fiscal 2005
                                                    ---------------------------
                  Fiscal Quarter Ended:               High               Low
                                                    --------           --------

                       June 30                       $4.75              $2.90
                       March 31                       4.20               1.50
                       December 31                    1.52               0.65
                       September 30                   2.00               1.25

                                                            Fiscal 2004
                                                    ---------------------------
                  Fiscal Quarter Ended:               High               Low
                                                    --------           --------

                       June 30                       $2.15              $0.75
                       March 31                       1.92               0.75
                       December 31                    1.06               0.60
                       September 30                   1.01               0.24

HOLDERS

         We have one class of common stock outstanding as of August 1, 2005. The number of holders of record of our common stock as of the close of business on August 2, 2005 was approximately 196. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

DIVIDENDS

         To date, we have declared no cash dividends on our common stock, and do not expect to pay cash dividends on our common stock in the near future. We intend to retain future earnings, if any, to provide funds for the operation of our business. The terms of our Series A Redeemable 8% Convertible Preferred Stock, or Series A Preferred Stock, prohibit us from paying dividends on shares of our common stock unless dividends in such amount shall have been simultaneously paid or declared and set apart for payment to the holders of our Series A Preferred Stock. In addition, the terms of our Series B $1.00 Convertible Preferred Stock, or Series B Preferred Stock, prohibit us from making any distributions on our common stock without the vote or written consent of the holders of a majority of the outstanding shares of the Series B Preferred Stock, voting as a separate class. The holders of our outstanding Series D $1.00

Convertible Preferred Stock, or Series D Preferred Stock and Series E $1.00 Convertible Preferred Stock, or Series E Preferred Stock, each voting separately as a class, likewise must approve the payment of any dividends other than dividends on our several outstanding series of Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

         Information regarding outstanding options to purchase our common stock under equity compensation plans, and concerning related matters, is set forth below under "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters--Equity Compensation Plan Information."

RECENT SALES OF UNREGISTERED SECURITIES

         On October 25, 2004 we issued 10,000 options to purchase our common stock to a director. The option term expires six years after the date of issuance. The option exercise price for these options was $1.25 per share. The options were issued in a private transaction exempt from registration under
Section 4(2) of the Securities Act of 1933, to a sophisticated investor. No advertising or general solicitation was made in connection with this issuance.

         On December 21, 2004 we issued options to purchase our common stock to 2 persons, each of whom was an employee of the company. A total of 20,000 shares were covered by such options. The option term expires nine years after the date of issuance. The option exercise price for these options was $1.52 per share. The options were issued in a private transaction exempt from registration under
Section 4(2) of the Securities Act of 1933, with persons who had a preexisting business relationship with us. No advertising or general solicitation was made in connection with these issuances.

         On March 28, 2005 we issued options to purchase 10,000 of our common stock to an employee. The option term expires nine years after the date of issuance. The option exercise price was $3.80 per share. The options were issued in a private transaction exempt from registration under section 4(2) of the Securities Act of 1933, with person had a preexisting business relationship with us. No advertising or general solicitation was made in connection with this issuance.

         On April 18, 2005 we issued options to purchase 50,000 shares of our common stock to an employee. The option term expires nine years after the date of issuance. The option exercise price was $3.80 per share. The options were issued in a private transaction exempt from registration under section 4(2) of the Securities Act of 1933, with a person who had a preexisting business relationship with us. No advertising or general solicitation was made in connection with this issuance.

         On April 25, 2005 we issued options to purchase 5,000 shares of our common stock to an employee. The option term expires nine years after the date of issuance. The option exercise price was $4.25 per share. The options were issued in a private transaction exempt from registration under section 4(2) of the Securities Act of 1933, with a person who had a preexisting business relationship with us. No advertising or general solicitation was made in connection with this issuance.

         On June 1, 2005 we issued options to purchase 100,000 shares of our common stock to an employee. The option term expires nine years after the date of issuance. The option exercise price was $4.00 per share. The options were issued in a private transaction exempt from registration under section 4(2) of the Securities Act of 1933, with a person who had a preexisting business relationship with us. No advertising or general solicitation was made in connection with this issuance.

         On June 20, 2005 we issued 25,000 shares of our common stock to an employee for services to be rendered with a value of $79,250. The common stock was issued in a private transaction exempt from registration under section 4(2) of the Securities Act of 1933, with a person who had a preexisting business relationship with us. No advertising or general solicitation was made in connection with this issuance.

         On June 20, 2005 we issued 50,000 shares of our common stock pursuant to the exercise of outstanding warrants to purchase our common stock with an exercise price of $1.00 per common share. The proceeds from the issuance of the common stock was $50,000. The common stock was issued in a private transaction exempt from registration under section 4(2) of the Securities Act of 1933, with a person who had a preexisting business relationship with us. No advertising or general solicitation was made in connection with this issuance.

ITEM 6.       SELECTED FINANCIAL DATA

         The selected operating data for the fiscal years ended June 30, 2005, 2004 and 2003, and the selected balance sheet data at June 30, 2005 and 2004, that are set forth below are derived from our audited financial statements included elsewhere in this Report. The selected operating data for the fiscal year ended June 30, 2002 and the six month period ended June 30, 2001 and the related balance sheet data at June 30, 2003, 2002 and 2001 were derived from audited consolidated financial statements that are not included in this Report. The following data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below in this report.

                                                                                                               SIX MONTHS
                                                                                                                 ENDED
                                                                       YEARS ENDED JUNE 30,                     JUNE 30,
                                                       ----------------------------------------------------    ----------
 STATEMENTS OF OPERATIONS DATA                            2005          2004          2003          2002        2001(1)
                                                       ----------    ----------    ----------    ----------    ----------
                                                                      (in thousands, except per share data)
 Total revenue                                         $   39,535    $   29,997    $   20,355    $  18,797     $  12,546
 Cost of sales                                             32,027        23,382        15,952       16,092        11,163
                                                       ----------    ----------    ----------    ----------    ----------
 Gross profit                                               7,508         6,615         4,403        2,705         1,383
 Selling, general and administrative expenses               7,708         5,959         6,676        6,406         1,683
 Impairment of goodwill                                         -             -           591            -             -
                                                       ----------    ----------    ----------    ----------    ----------
 Operating income (loss)                                     (200)          656        (2,864)      (3,701)         (300)
 Other income (expense)                                      (415)          (92)         (614)      (1,174)         (512)
                                                       ----------    ----------    ----------    ----------    ----------
 Income (loss) from continuing operations before
    income tax provision                                     (615)          564        (3,478)      (4,875)         (812)
 Income tax provision (benefit)                                 1            12            13           (8)            1
                                                       ----------    ----------    ----------    ----------    ----------
 Income (loss) from continuing operations                    (616)          552        (3,491)      (4,867)         (813)
 Income (loss) from discontinued operations                                                 -       (3,038)          404
                                                       ----------    ----------    ----------    ----------    ----------
 Net income (loss)                                     $     (616)   $      552    $   (3,491)   $  (7,905)    $    (409)
                                                       ==========    ==========    ==========    ==========    ==========

 Calculation of net income (loss) per share
 Net income (loss)                                     $     (616)   $      552    $   (3,491)   $  (7,905)    $    (409)
 Preferred stock accretion                                                  (50)          (67)         (44)            -
 Preferred stock dividends                                                  (37)         (429)         (62)            -
                                                       ----------    ----------    ----------    ----------    ----------
 Net income (loss) applicable to common shares         $     (616)   $      465    $   (3,987)   $  (8,011)    $    (409)
                                                       ----------    ----------    ----------    ----------    ----------

 Net income (loss) per common share: (2)
    from continuing operations                         $    (0.13)   $     0.11    $   (1.75)    $  (2.50)     $  (0.84)
    from discontinued operations                                                           -        (1.53)          0.42
                                                       ----------    ----------    ----------    ----------    ----------
    from net income (loss), basic                      $    (0.13)   $     0.11    $   (1.75)    $  (4.03)     $  (0.42)
                                                       ==========    ==========    ==========    ==========    ==========
    from net income (loss), fully diluted              $    (0.13)   $     0.06    $   (1.75)    $  (4.03)     $  (0.42)
                                                       ==========    ==========    ==========    ==========    ==========

 Weighted average shares outstanding: (2)
    Basic                                                   4,627         4,370         2,278        1,988           964
    Fully diluted                                           4,627         8,098         2,278        1,988           964

--------------------
(1)  As of June 30, 2001, we changed our fiscal year end to June 30.
     Accordingly, the fiscal year ended June 30, 2001 was a six month period.
(2)  Per share data and weighted average shares outstanding have been retroactively adjusted for a twenty-for-one reverse split, which was effectuated on June 30, 2003

                                                                                    JUNE 30,
                                                       ------------------------------------------------------------------
 BALANCE SHEET DATA                                       2005          2004          2003          2002          2001
                                                       ----------    ----------    ----------    ----------    ----------
                                                                                 (in thousands)

 Cash and cash equivalents                             $      417    $      447    $      689    $       33    $      226
 Current assets                                            19,395        16,719         9,597         5,918        10,289
 Total assets                                          $   19,615    $   16,865    $    9,827    $    7,221    $   13,902

 Current liabilities                                   $   17,879    $   17,004    $    9,955    $    5,528    $    9,285
 Long-term liabilities                                        400           944           807         1,007           819
 Shareholders' equity (deficit)                             1,336        (1,083)       (1,572)         (585)        3,797
 Total liabilities and shareholders' equity (deficit)  $   19,615    $   16,865    $    9,827    $    7,221    $   13,902


         The following data present unaudited quarterly financial information for each of the eight quarters beginning with September 30, 2003 and ending on June 30, 2005. The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K. The financial information set forth below includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results. The following data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below in this report.

                                                                                FISCAL QUARTER ENDED
                                                   YEAR ENDED    ----------------------------------------------------
                                                    JUNE 30,      JUNE 30,      MAR. 31,      DEC. 31,      SEPT. 30,
STATEMENTS OF OPERATIONS DATA                         2005          2005          2005          2004          2004
                                                   ----------    ----------    ----------    ----------    ----------
                                                                 (in thousands, except per share data)
Total revenue                                      $   39,535    $   10,205    $   11,658    $    8,403    $    9,269
Cost of sales                                          32,027         8,364         9,661         6,787         7,215
                                                   ----------    ----------    ----------    ----------    ----------
Gross profit                                            7,508         1,841         1,997         1,616         2,054
Selling, general and administrative expenses            7,708         2,114         2,098         1,642         1,854
                                                   ----------    ----------    ----------    ----------    ----------
Operating income (loss)                                  (200)         (273)         (101)          (26)          200
Other income (expense)                                   (415)         (135)         (102)         (104)          (74)
                                                   ----------    ----------    ----------    ----------    ----------
Income (loss) from before income tax provision           (615)         (408)         (203)         (130)          126
Income tax provision (benefit)                              1             -             -             -             1
                                                   ----------    ----------    ----------    ----------    ----------
Net income (loss)                                  $     (616)   $     (408)   $     (203)   $     (130)   $      125
                                                   ==========    ==========    ==========    ==========    ==========

Net income (loss) per common share:
   from net income (loss), basic                   $   (0.13)    $   (0.09)    $   (0.04)    $    (0.03)   $    0.03
                                                   ==========    ==========    ==========    ==========    ==========
   from net income (loss), fully diluted           $   (0.13)    $   (0.09)    $   (0.04)    $    (0.03)   $    0.02
                                                   ==========    ==========    ==========    ==========    ==========

Weighted average shares outstanding:
   Basic                                                4,627         4,743         4,685         4,510         4,497
   Fully diluted                                        4,627         4,743         4,685         4,510         8,170


                                                                                FISCAL QUARTER ENDED
                                                   YEAR ENDED    ----------------------------------------------------
                                                    JUNE 30,      JUNE 30,      MAR. 31,      DEC. 31,      SEPT. 30,
STATEMENTS OF OPERATIONS DATA                         2004          2004          2004          2003          2003
                                                   ----------    ----------    ----------    ----------    ----------
                                                                 (in thousands, except per share data)
Total revenue                                      $   29,997    $    9,467     $   9,459    $    5,154    $    5,916
Cost of sales                                          23,382         7,394         7,120         4,242         4,625
                                                   ----------    ----------    ----------    ----------    ----------
Gross profit                                            6,615         2,073         2,339           912         1,291
Selling, general and administrative expenses            5,958         1,659         1,603         1,387         1,310
                                                   ----------    ----------    ----------    ----------    ----------
Operating income (loss)                                   657           414           736          (475)          (19)
Other income (expense)                                    (92)          (54)            9             2           (49)
                                                   ----------    ----------    ----------    ----------    ----------
Income (loss) from before income tax provision            565           360           745          (473)          (68)
Income tax provision (benefit)                             13             3             5             6            (2)
                                                   ----------    ----------    ----------    ----------    ----------
Net income (loss)                                  $      552    $      357    $      740    $     (479)   $      (66)
                                                   ==========    ==========    ==========    ==========    ==========

Calculation of net income (loss) per share
Net income (loss)                                  $      552    $      357    $      740    $     (479)   $      (66)
Preferred stock accretion                                 (50)            -           (17)          (17)          (17)
Preferred stock dividends                                 (37)            -           (12)          (13)          (12)
                                                   ----------    ----------    ----------    ----------    ----------
Net income (loss) applicable to common shares      $      465    $      357    $      711    $     (508)   $      (95)
                                                   ----------    ----------    ----------    ----------    ----------

Net income (loss) per common share:
   from net income (loss), basic                   $     0.11    $    0.08     $     0.16    $    (0.11)   $    (0.02)
                                                   ==========    ==========    ==========    ==========    ==========
   from net income (loss), fully diluted           $     0.06    $    0.04     $     0.09    $    (0.11)   $    (0.02)
                                                   ==========    ==========    ==========    ==========    ==========

Weighted average shares outstanding:
   Basic                                                4,370         4,486         4,486         4,486         4,020
   Fully diluted                                        8,098         8,163         8,223         4,486         4,020


                                                        -13-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding our financial condition, operating results, business prospects or any other information or aspect of our company, you are advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to:

         o        those identified under "Risk Factors" below,

         o        adverse economic conditions,

         o        unexpected costs and operating deficits,

         o        lower sales and revenues than had been forecast,

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

         Prior to the year ended June 30, 2004, we incurred substantial losses that severely diminished our capital base and our liquidity. Although we have significantly reduced the level of our losses and have had recent periods of profitability, we have limited shareholders' equity and working capital and most of our debt is short-term. Any significant unfavorable change in the economic environment or in our industry could quickly result in declining revenue and a return to operating losses. Our challenge is to both raise additional permanent equity capital and restructure our debt to include a larger long-term portion. Although we cannot assure you that we will be able to accomplish these objectives, we believe that the achievement of these goals would permit us to increase the levels of inventory that we have available for sale and increase the funds available to loan to our consignment customers, thus enhancing our revenues. Accordingly, it is our hope that if we are able to restructure our debt and raise additional equity, we will mitigate some of the impact of a future negative economic environment and conversely will benefit more sharply from a positive environment.

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

         AUCTION AND CUSTOMER ADVANCES. We are required to estimate the collectibility of our auction and customer advances. All of our advances are secured by rare coins. Although we make our decision to advance funds based on customers' creditworthiness, business history, and collateral valuation, the collectibility of advances is primarily based on our estimate of sale of customers' rare coin collateral on a wholesale liquidation basis. We evaluate specific advance balances when we become aware of situations where a client may not be able to meet its financial obligations to us or the value of collateral securing the advance is impaired. Due to the availability of a line of credit from Stanford Financial Group Company, which is an affiliate of our principal shareholder, Stanford International Bank Limited, we have recently and significantly expanded our auction and customer advance activities and we do not have historical data to estimate probable loss nor have we had any significant history of losses. It is difficult to assess future performance of the rare coin market. A rapid adverse change in the rare coin market could diminish the value of the collateral and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2005 AND 2004

         The following table sets forth the percentage of net revenue represented by each item in our statements of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                                              YEAR ENDED (IN THOUSANDS)
                                                  ------------------------------------------------
                                                   JUNE 30,                  JUNE 30,                                  %
                                                     2005           %          2004          %          CHANGE       CHANGE
                                                  ----------    --------    ----------    --------    ----------    --------
Net sales                                         $   37,340       94%      $   26,916       90%      $   10,424        39%
Commission Income                                      2,195        6%           3,081       10%            (886)      -29%
                                                  ----------    --------    ----------    --------    ----------    --------
Total revenue                                         39,535      100%          29,997      100%           9,538        32%
Cost of sales                                         32,027       81%          23,382       78%           8,645        37%
                                                  ----------    --------    ----------    --------    ----------    --------
Gross profit                                           7,508       19%           6,615       22%             893        13%
Selling, general and administrative expenses           7,708       19%           5,959       20%           1,749        29%
                                                  ----------    --------    ----------    --------    ----------    --------
Income (loss) from operations                           (200)      -1%             656        2%            (856)     -130%
Other income (expense)                                  (415)      -1%             (92)       0%            (323)      351%
                                                  ----------    --------    ----------    --------    ----------    --------
Income (loss) before provision for taxes                (615)      -2%             564        2%          (1,179)     -209%
Income tax provision                                       1        0%              12        0%             (11)      -92%
                                                  ----------    --------    ----------    --------    ----------    --------
Net Income (loss)                                 $     (616)      -2%      $      552        2%      $   (1,168)     -212%
                                                  ==========    ========    ==========    ========    ==========    ========

         Our net loss for the year ended June 30, 2005 was $616,000 or $0.13 per share on both a basic and fully diluted basis as compared to a net income of $552,000 or $0.11 and $0.06 per share on a basic and fully diluted basis respectively for the year ended June 30, 2004. The decline in our operating results was primarily due to increased competition in our auction business, infrastructure costs to support current and anticipated future growth and higher net interest expenses.

     TOTAL REVENUE

         The table below sets forth our primary sources of revenue for the periods indicated:

                                                             YEAR ENDED (IN THOUSANDS)
                                                  ------------------------------------------------
                                                   JUNE 30,                  JUNE 30,                                  %
                                                     2005          %           2004          %          CHANGE       CHANGE
                                                  ----------    --------    ----------    --------    ----------    --------
Net Sales
   Rare Coin-Wholesale                            $   24,533       62%      $   19,195       64%      $    5,338        28%
   Rare Coin-Retail                                   12,807       32%           7,345       24%           5,462        74%
   Art, Collectibles and Other                             -        0%             376        1%            (376)     -100%
                                                  ----------    --------    ----------    --------    ----------    --------
Total Net Sales                                       37,340       94%          26,916       90%          10,424        39%
Commission Income                                      2,195        6%           3,081       10%            (886)      -29%
                                                  ----------    --------    ----------    --------    ----------    --------
Total Revenue                                     $   39,535      100%      $   29,997      100%      $    9,538        32%
                                                  ==========    ========    ==========    ========    ==========    ========

         We recorded total revenue of $39,535,000 for the year ended June 30, 2005, an increase of $9,538,000 or 32% over the total revenue of $29,997,000 recorded for the year ended June 30, 2004. The increase in revenue is primarily due to increased rare coin sales. Wholesale coin sales increased $5,338,000 or 28% over last year. This increase was primarily due to the strong market demand which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market, and due to our higher level of inventory available for sale, which resulted from the availability to us of new financing to purchase that inventory. Retail coin sales increased $5,462,000 or 74% over last year. This increase was primarily due to continued strength in demand for rare coins as described above.

         We completed our exit of the Art business in October 2003 and as a result we had no sales of art, collectibles and other for the year ended June 30, 2005.

         Commission income for the year ended June 30, 2005 decreased $886,000 or 29% over the last year. This decrease was primarily due to the entry of additional auction houses into the rare coin market and aggressive pricing by our competitors. Both of these factors served to reduce our market share and resulted in a reduction in our average commission percentage. Auction sales (hammer prices realized, which are the aggregate amount of winning bids at our auctions excluding the buyer's commission) were $23,234,000 for the year ended June 30, 2005 as compared to $30,033,000 for the year ended June 30, 2004, which also contributed to the reduced commissions for the current year.

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

         To expand our retail distribution channels, we recently completed a significant upgrade of our web-site. This upgrade includes software tools to improve the ease of use of our internet shopping cart, enhance the presentation of items for sale, automate our listing capabilities with e-Bay.com, Amazon.com and Overstock.com, increase traffic to our web-site and improve on-line bidding and customer want-list capabilities. The costs incurred this year for this upgrade was approximately $80,000 and the annual maintenance cost associated with this upgrade will be approximately $20,000. We are considering further upgrades to our website in the coming year, but we have yet to determine the costs associated with these potential upgrades. In March 2005, we began listing rare coins with Overstock.com both in their regular listing format and on their auction platform. Other growth plans include the expansion of our direct mail advertising targeting high net worth collectors who are currently buying rare coins or other fine collectibles.

         We plan to expand our auction operations to include weekly internet-only auctions through our strategic relationship with e-Bay.com. Under this relationship, we have agreed that when we conduct internet-only auctions through e-Bay.com, we will not simultaneously offer the auctioned items through any other internet-based auction. We pay e-Bay.com a commission of 5% on sales it makes, and when we auction coins in this manner we increase the charge to our customer by 5%, to offset the commission paid to e-Bay.com. This arrangement will complement the seven major live auctions that we currently hold during a year. We anticipate ramping toward weekly internet-only auctions by October 2005. We would not hold an internet-only auction during the week that we held a live auction as our live auctions are simultaneously broadcast over the internet. We are considering adding an additional live auction event in the fiscal quarter ending December 2005 so that we can have two live auctions per quarter.

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

     COST OF SALES

         Cost of sales is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as supply and demand factors at the time we are purchasing coins. Commission income has minimal cost of sales associated with it. Cost of sales increased $8,645,000 or 37% to $32,027,000 for the year ended June 30, 2005, representing 81% of total revenue, compared to $23,382,000, for the year ended June 30, 2004, which represented 78% of total revenue. The increase in the aggregate cost of sales was primarily due to the increased sale of rare coins as discussed in "Total Revenue" above, rather than factors that might have influenced the cost of any particular item of inventory. Our cost of sales as percentage of revenue increased over last year as a result of the decrease in our commission income. During our 2004 and 2005 fiscal years, we had comparable success in purchasing coins at advantageous prices, which results in our cost of sales as a percentage of revenue remaining similar. Although cost of sales as percentage of total revenue may be similar from year to year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from year to year, include our success in buying coins that generate substantial margin, the supply of coins that our customer wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

     GROSS PROFIT

         Gross profit for the year ended June 30, 2005 increased $893,000 or 13% to $7,508,000 or 19% of total revenue, from $6,615,000 or 22% of total revenue for the year ended June 30, 2004. The increase in the total gross profit in 2005 over 2004 was primarily due to the increase in our rare coin sales. Gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Sales, " above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $1,749,000 or 29% to $7,708,000 for the year ended June 30, 2005 from $5,959,000 for the year ended June 30, 2004. These expenses represented 19% of total revenue for the year ended June 30, 2005 as compared to 20% of total revenue for the year ended June 30, 2004. The increase in these expenses was due to the following factors: the hiring of new employees to enhance our operational infrastructure as we anticipate continued growth in our revenue; additional employee compensation costs of $711,000, which included commissions that resulted from our higher level of sales; investor and public relations efforts that began during the current year with a cost of $333,000; legal and audit cost increases primarily associated with the preparation of registration statements, in the amount of $164,000; increases in travel and entertainment costs of $160,000 due to the larger number of trade shows we attended; and auction operation costs increased by $262,000.

     OTHER INCOME AND EXPENSES

         Other expenses for the year ended June 30, 2005 increased $323,000 to $415,000 from $92,000 for the year ended June 30, 2004. This increase was primarily due to: (i) a decrease in interest income of $100,000 that resulted from the decline in interest rates charged to our customers and lower levels of lending; and (ii) increases in interest expenses of $253,000 that resulted from the combination of increased use of our lines of credit to finance our own inventory and increases in rates charged to us by our lenders for the year ended June 30, 2005 as compared to the year ended June 30, 2004.

     PROVISION FOR INCOME TAXES

         Although we incurred a loss for the year ended June 30, 2005, we recorded income taxes expense of $1,000 for state and other minimum taxes for that year. Although we recorded income for the year ended June 30, 2004, we had net operating losses ("NOL") carried forward from previous years and we had only recorded income tax expenses of $12,000 for state and other minimum taxes for the year ended June 30, 2004. For federal income tax purposes, we have a NOL carry forward of approximately $9,416,000 which is available to offset future federal taxable income through 2024. For state income tax purposes, we also have a NOL carry forward of approximately $4,413,000, which is available to offset state taxable income through 2014. The use of these NOL carry forwards in future years will be limited due to past changes in our ownership, the full effect of which has yet to be calculated. In addition, NOL carry forwards for the purposes of offsetting California state taxable income have been suspended for the tax years beginning in 2002 and 2003, only.

FOR THE YEAR ENDED JUNE 30, 2004 AND 2003

         The following table sets forth the percentage of net revenue represented by each item in our statements of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                                              YEAR ENDED (IN THOUSANDS)
                                                  ------------------------------------------------
                                                   JUNE 30,                  JUNE 30,                                  %
                                                     2004          %           2003          %          CHANGE       CHANGE
                                                  ----------    --------    ----------    --------    ----------    --------
Net sales                                         $   26,916       90%      $   18,044        89%     $    8,872        49%
Commission Income                                      3,081       10%           2,311        11%            770        33%
                                                  ----------    --------    ----------    --------    ----------    --------
Total revenue                                         29,997      100%          20,355       100%          9,642        47%
Cost of sales                                         23,382       78%          15,952        78%          7,430        47%
                                                  ----------    --------    ----------    --------    ----------    --------
Gross profit                                           6,615       22%           4,403        22%          2,212        50%
Selling, general and administrative expenses           5,959       20%           6,676        33%           (717)      -11%
Impairment of goodwill                                     -        0%             591         3%           (591)     -100%
                                                  ----------    --------    ----------    --------    ----------    --------
Income (loss) from operations                            656        2%          (2,864)      -14%          3,520       122%
Other income (expense)                                   (92)       0%            (614)       -3%            522       -85%
                                                  ----------    --------    ----------    --------    ----------    --------
Income (loss) before provision for taxes                 564        2%          (3,478)      -17%          4,042       116%
Income tax provision                                      12        0%              13         0%             (1)       -8%
                                                  ----------    --------    ----------    --------    ----------    --------
Net Income (loss)                                 $      552        2%      $   (3,491)      -17%     $    4,043       115%
                                                  ==========    ========    ==========    ========    ==========    ========

         Our net income for the year ended June 30, 2004 was $552,000 or $0.11 and $0.06 per share on a basic and fully diluted basis respectively as compared to a net loss of $3,491,000 or $1.75 per share on both a basic and fully diluted basis for the year ended June 30, 2003. The improvement in our operating results were primarily due to revenue growth resulting from the strength in the rare coin market, decreased overhead costs and lower net interest expenses.

     TOTAL REVENUE

         The table below sets forth our primary sources of revenue for the periods indicated:

                                                             YEAR ENDED (IN THOUSANDS)
                                                  ------------------------------------------------
                                                   JUNE 30,                  JUNE 30,                                  %
                                                     2004          %           2003          %          CHANGE       CHANGE
                                                  ----------    --------    ----------    --------    ----------    --------
Net sales
   Rare Coin - Wholesale                          $   19,195       65%      $    9,051       44%      $  10,144       112%
   Rare Coin - Retail                                  7,345       24%           8,264       41%           (919)      -11%
   Art, Collectibles and Other                           376        1%             729        4%           (353)      -48%
                                                  ----------    --------    ----------    --------    ----------    --------
Total Net Sales                                       26,916       90%          18,044       89%          8,872        49%
Commission Income                                      3,081       10%           2,311       11%            770        33%
                                                  ----------    --------    ----------    --------    ----------    --------
Total Revenue                                     $   29,997      100%      $   20,355      100%      $   9,642        47%
                                                  ==========    ========    ==========    ========    ==========    ========

         We recorded total revenue of $29,997,000 for the year ended June 30, 2004, an increase of $9,642,000 or 47% over the total revenue of $20,355,000 recorded for the year ended June 30, 2003. The increase in revenue is primarily due to increased wholesale coin sales. Wholesale coin sales, which represented 65% of total revenue, increased $10,144,000. This increase was primarily due to the strong market demand which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market, and due to our higher level of inventory available for sale, which resulted from the availability to us of new financing to purchase that inventory. Retail coin sales, which represented 24% of total revenue, decreased $919,000 or 11%. This decrease was primarily due to our aggressive pricing in 2003 to generate cash from inventory that resulted in higher sales, but reduced gross margins.

         Fine art, collectibles and other sales decreased $353,000 or 48% during the year ended June 30, 2004. The decrease was primarily due to the completion of the liquidation of our art inventory. In November 2002, we made the decision to substantially reduce our art business segment operations and by March 2003 all operational activities had ceased with the exception of our efforts to liquidate the balance of our art inventory. The final liquidation of our art inventory occurred in October 2003. Since that date we have had no material sales of fine art and other collectibles.

         Commission income, which represented 10% of total revenue, increased $770,000 or 33% for the year ended June 30, 2004. The increase in commission income was primarily due to the continued strength in the rare coin market and the number of rare coin auctions increasing to seven in fiscal 2004, as compared to six in fiscal 2003. Auction sales (hammer prices realized) were $30,032,985 for the year ended June 30, 2004 as compared to $25,023,893 for the year ended June 30, 2003.

     COST OF SALES

         Cost of sales increased $7,430,000 to $23,382,000 for the year ended June 30, 2004, representing 78% of total revenue, compared to $15,952,000, for the year ended June 30, 2003, which also represented 78% of total revenue. The increase in the aggregate cost of sales was primarily due to the increased sale of rare coins as discussed in "Total Revenue" above, rather than factors that might have influenced the cost of any particular item of inventory. Thus, the increase in the cost of sales in 2004 of 47% over 2003 is comparable to the net increase in total revenue in 2004 of 47% over 2003. During our 2003 and 2004 fiscal years, we had comparable success in purchasing coins at advantageous prices, which results in our cost of sales as a percentage of revenue remaining similar.

     GROSS PROFIT

         Gross profit for the year ended June 30, 2004 increased $2,212,000 or 50% to $6,615,000. This represented 22% of total revenue for the year ended June 30, 2004, as compared to $4,403,000 for the year ended June 30, 2003, which also represented 22% of total revenue for that year. The increase in the total gross profit in 2004 was primarily due to the increase in our rare coin sales and increased auction commission revenue. Gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Sales," above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased $717,000 or 11% to $5,959,000 for the year ended June 30, 2004 from $6,676,000 for the year ended June 30, 2003. These expenses represented 20% of total revenue for the year ended June 30, 2004 as compared to 33% of total revenue for the year ended June 30, 2003. The decrease in these expenses, both as a percentage of revenue and in the aggregate, were due in part to the effect of our operational consolidation efforts that were completed during the last half of the fiscal year ending June 30, 2003. Our operational consolidation included the elimination of our Newport Beach location, the reduction of staff as a result of our exit of the art business segment and the elimination of duplicated systems with regard to operations, accounting and sales and marketing. The cost savings from operational consolidation were approximately $325,000; however these cost savings were offset primarily by costs associated with increases in staff at our Beverly Hills location of approximately $190,000 and increased advertising and marketing costs of approximately $110,000. The prior year also included a $418,000 fee to be the official auctioneer at a national rare coin trade show, and two unusual bad debts totaling $331,000. There were no such costs in the current year.

     IMPAIRMENT OF GOODWILL

         In July 2001, we recorded goodwill of $591,000 in connection with acquisition of our Superior Galleries Beverly Hills auction unit. Based on our annual fair value assessment to determine the impairment, if any, of goodwill, we determined that the goodwill associated with this acquisition had become fully impaired resulting in a charge of $591,000 for the year ended June 30, 2003. There was no similar charge for the year ended June 30, 2004.

     OTHER INCOME AND EXPENSES

         Other expenses decreased $522,000 on a net basis to $92,000 for the year ended June 30, 2004 from $614,000 for the year ended June 30, 2003. This decrease is attributable primarily to an increase in interest income of $351,000 as a result of higher level of advances to customers, and reductions in interest rates on our outstanding debt that decreased interest expense by $137,000 for the year ended June 30, 2004 as compared to the year ended June 30, 2003. Our higher level of auction and customer advances during the year ended June 30, 2004 resulted of our $7.5 million line of credit facility provided by Stanford Financial Group Company in October 2003. Our ability to increase the level of auction and customer advances enabled us to obtain more consignments which in turn increased our commission revenue

     PROVISION FOR INCOME TAXES

         Although we recorded income for the current year, we have net operating losses carried forward from previous years and we have only recorded income tax expenses of $12,000 for state and other minimum taxes for the year ended June 30, 2004. We incurred a loss for the year ended June 30, 2003 and we recorded income taxes expense of $13,000 for state and other minimum taxes for that year.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, we had working capital of $1,517,000. We recorded a net loss of $616,000 and used cash in operating activities of $4,868,000 for the year then ended. Given our June 30, 2005 cash balance of $417,000 and our projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through June 30, 2006. However, we may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast or expenses be higher than forecast then we may require additional financing through debt and/or equity, and we may not have adequate resources to fund operations. We expect future fixed obligations through June 30, 2006 to be paid solely by cash generated from operating activities. However, if we are unable to do so, we intend to satisfy fixed obligations from: (i) additional debt/equity financings; (ii) extending vendor payments; and (iii) liquidation of inventory. No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

     OPERATING ACTIVITIES

         Cash decreased $30,000 during the year ended June 30, 2005 to $417,000 from $447,000 at June 30, 2004.

         Cash used in our operating activities totaled $4,868,000, resulting primarily from our loss of $616,000, increases in our accounts receivable and inventories of $1,256,000 and $2,606,000 respectively and a decrease in accounts payable of $2,107,000 and were partially offset by a decrease in our auction and customer advances of $1,451,000. The increases in accounts receivable and inventories are primarily the result of significant increases in total revenues as compared to the previous year.

         We will continue to strive to gain operating efficiencies by turning our inventory more quickly and monitoring the amount of inventory that we carry, although there is no assurance we will achieve these efficiencies.

     INVESTING ACTIVITIES

         Cash used in investing activities during year ended June 30, 2005 was $164,000 consisting of purchases of property and equipment.

     FINANCING ACTIVITIES

         Until the quarter ending March 31, 2004, we had incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $5,002,000 for the year ended June 30, 2005 resulting from the transactions described below.

         FINANCIAL ACTIVITIES - DEBT

         On April 10, 2002 we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. As of the June 30, 2005 the outstanding balance was $750,000 and all interest payments were paid to date and continue to be paid current on a monthly basis. The principal repayments that were due on June 30, 2005, March 31, 2005 and December 31, 2004 were not paid when due, but our CEO has agreed to further extend the due dates for these payments to September 30, 2005. During the year ended June 30, 2005, the note was reduced by $150,000. If we desire to obtain a further extension of the deferred portion of this loan in September 2005, but our CEO is unwilling to provide such an extension, we will be required to liquidate sufficient inventory to make this payment.

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by our inventory and a personal guarantee of our CEO and were due to be repaid in 60 days. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and was secured by substantially all the assets of the Company and a personal guarantee of our CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender died and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003, we executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all of our accounts receivable and to consider the default cured at that time. The amendment also required monthly interest payments that began on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provided for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. Effective July 31, 2005 the Renewal and Modification Agreement was further amended to provide for principal payments in the aggregate amount of $500,000, with minimum monthly payments of $50,000 beginning October 1, 2005, with the remaining principal balance of $1,700,000 to be paid on September 1, 2006. As of June 30, 2005 the outstanding Private Line of Credit balance was $2,200,000, not including accrued interest. During the year ended June 30, 2005 we made payments of $300,000 to reduce the balance of the Private Line of Credit.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC") with Stanford Financial Group Company, an affiliate of our principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"), to provide us with a $7,500,000 line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. A portion of this indebtedness was assigned to SIBL, and on March 31, 2005, as described below, pursuant to SIBL's purchase of $2,500,000 of our Series E Preferred Stock, SIBL assumed, converted and cancelled $2,500,000 of this indebtedness under the Commercial LOC. In addition, Stanford Financial Group Company further amended the Commercial LOC increasing the line of credit to $10,000,000. The Commercial LOC bears interest at the prime-lending rate (6.00% at June 30, 2005) and is secured by substantially all of our assets. As of June 30, 2005 the outstanding Commercial LOC balance was $9,250,000. Effective July 21, 2005, the Commercial LOC was renewed through October 1, 2006. The net amount of borrowing against the Commercial LOC for the year ended June 30, 2005 was $2,650,000.

         During October 2004, we executed three demand notes payable with a private lender totaling $650,000 for the purpose of financing inventory. These notes payable bear interest at 10% per annum and are secured by specific inventory. Interest is payable monthly. As of June 30, 2005 the outstanding balance was $650,000, not including any accrued interest.

         In April 2005, we began to make payments on account of our obligations under our Series A Preferred Stock redemption payable. Upon the commencement of this redemption provision in March 31, 2004 the total amount of the redemption payable was $688,000. During the year ended June 30, 2005 we made redemption payments totaling $413,000. We are currently in compliance with these redemption provisions. As of June 30, 2005 the outstanding balance of the Series A Preferred Stock redemption payable was $275,000.

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

         FINANCING ACTIVITIES - EQUITY

         Between March 17, 2005 and June 6, 2005 we issued 55,000 common shares for cash of $27,000 pursuant to the exercise of stock options under our 2003 Omnibus Stock Option Plan.

         On March 31, 2005 we issued 2,500,000 shares of newly created Series E Preferred Stock for a purchase price of $2,500,000 pursuant to a stock purchase agreement ("purchase agreement") with our principal shareholder, SIBL. On that date the purchase price of $2,500,000 was paid by the conversion and cancellation of $2,500,000 of indebtedness previously incurred under our Commercial LOC with Stanford Financial Group Company. The Series E Preferred Stock is convertible into our common shares at any time at the option of SIBL at a conversion rate of six shares of Series E Preferred Stock into one common share subject to certain anti-dilution adjustments. The Series E stockholders are entitled to vote on all matters requiring a vote of the shareholders and entitled to the number of votes equal to the number of common shares into which the Series E Preferred Stock is convertible. The net proceeds of the sale of the Series E Preferred Stock, after deducting legal fees, was $2,488,000.

         On June 20, 2005 we issued 50,000 shares for cash of $50,000 pursuant to the exercise of stock warrants.

         OTHER LIQUIDITY PLANS

         Although we have plans to secure additional financing and/or to raise additional capital, we cannot assure you that we will be successful in completing these critical tasks. If we are unable to successfully obtain such financing, we may be forced to significantly and materially reduce our operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund any ongoing operations.

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the year ended June 30, 2005 and does not have any plans for material capital expenditures through the current fiscal year ending June 30, 2006.

         Pursuant to a lease agreement executed on August 6, 2002, we extended our lease on our corporate headquarters and primary gallery located in Beverly Hills, California. The monthly base rent is $17,193 and the lease will expire on September 30, 2007.

           The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

                                                               PAYMENTS DUE BY PERIOD
                               ----------------------------------------------------------------------------------------
    CONTRACT OBLIGATIONS                            LESS THAN                                             MORE THAN
      AT JUNE 30, 2005               TOTAL            1 YEAR           1-3 YEARS        3-5 YEARS          5 YEARS
-----------------------------  ----------------  ----------------  ----------------  ----------------  ----------------
Long Term Debt                  $   1,025,000     $     625,000     $     400,000     $           -     $           -
Operating Leases                      505,000           224,000           281,000                 -                 -
Short Term Debt                    11,450,000        11,450,000                 -                 -                 -
                               ----------------  ----------------  ----------------  ----------------  ----------------

Total Contractual Obligations   $  12,980,000     $  12,299,000     $     681,000     $           -     $           -
                               ================  ================  ================  ================  ================

         The above table outlines our obligations as of June 30, 2005 and does not reflect any changes in our obligations that have occurred after that date.

RISK FACTORS

     WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We may not be able to sustain profitability or significantly increase our revenues. Although we recorded net income of $552,000 for the year ended June 30, 2004, we incurred a net loss of $616,000 for the year ended June 30, 2005 and a net loss of $3,491,000 for the year ended June 30, 2003, and have incurred losses in prior fiscal years since July 1999. We cannot assure you that we will be profitable in the future.

     BECAUSE WE HAVE LIMITED WORKING CAPITAL, IT MAY BE DIFFICULT TO MAINTAIN OR EXPAND OUR OPERATIONS.

         Our working capital at June 30, 2005 was $1,517,000. There can be no assurance that our revenue or results of operations will not decline in the future, that we will not have losses in the future, or that we will be able to continue funding such losses if they occur. Our limited capital could adversely affect our ability to continue our operations.

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

     THE VOTING POWER OF SUPERIOR GALLERIES, INC. IS SUBSTANTIALLY CONTROLLED BY STANFORD INTERNATIONAL BANK LIMITED AND A GROUP OF AFFILIATED PERSONS. THIS CONCENTRATION OF VOTING POWER MAY, AMONG OTHER THINGS, DELAY OR FRUSTRATE THE REMOVAL OF INCUMBENT DIRECTORS OR A TAKEOVER ATTEMPT, EVEN IF SUCH EVENTS MAY BE BENEFICIAL TO OUR SHAREHOLDERS.

         Stanford International Bank Limited, or "Stanford," and certain of its affiliates collectively hold 57% of our voting securities. Consequently, Stanford and its affiliates have sufficient voting power to control the outcome of virtually all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving Superior. In addition, through this control of the board of directors and voting power, Stanford is able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and our acquisition or disposition of assets. Also, the concentration of voting power in the hands of Stanford could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

     THE HIGH LEVEL OF OUR DEBT MAY LIMIT OUR ABILITY TO IMPLEMENT BUSINESS STRATEGIES TO GROW OUR REVENUE AND IMPROVE OUR PROFITABILITY.

         At June 30, 2005, we had total indebtedness of $13,125,000, of which $12,725,000 was short-term debt. Our high level of debt limits the amount of additional funds we can borrow, which in turn limits our ability to increase inventory or make additional customer advances, thus restricting our ability to grow our revenues. We do not have sufficient cash flow from operations to rapidly repay this debt, and therefore if this debt was not renewed we would have to seek new debt or equity financing to refinance our existing debt, or liquidate inventory, possibly on unfavorable terms. In the past, we have renegotiated or renewed the terms of our indebtedness on various occasions, but we cannot assure you that we will be able to do so in the future or that new debt or equity financing will be available for this purpose. This could result in losses from operations, or could even require us to seek protection under the bankruptcy laws.

     IF WE ARE UNABLE TO PAY OUR SECURED DEBT ON A TIMELY BASIS, THE LENDERS COULD REQUIRE THAT OUR ASSETS BE SOLD IN A FORECLOSURE SALE, WHICH COULD RESULT IN OUR BANKRUPTCY.

         We have borrowed funds from a Stanford affiliate and another private party, each of which has been granted a security interest in substantially all of our assets. If we default in the repayment of these debts, these lenders could, among other things, foreclose on their security interests, which could result in the sale of substantially all of our assets, the proceeds of which would be applied to repay our debts to them. If this were to occur, we could be forced to file a bankruptcy petition, or could go out of business.

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

     THE LOSS OF THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER COULD SIGNIFICANTLY REDUCE OUR REVENUE AND PROFITABILITY.

         Our success and future performance depends on the continued services of our Chief Executive Officer, Silvano DiGenova, on whom we rely heavily for his expertise and reputation in the rare coin market. Specifically, Mr. DiGenova is a substantial buyer, appraiser and seller of rare coins on our behalf as well as a substantial draw to potential auction consigners. Mr. DiGenova's services would be difficult to replace and the loss of these services could cause significant harm to our business. While we previously had an employment agreement with Mr. DiGenova that expired on March 31, 2005, this agreement has not yet been renewed, and in any event such an employment agreement may not provide us with meaningful assurance that we will continue to have his services available to us in the future.

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

         o establish and continue to develop operational, financial and management systems;

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rare risk, commodity price risk and other relevant market rate or price risks.

         We are exposed to a degree of market risk through changes in short-term interest rates. At June 30, 2005, we had a line of credit from a related party with a balance payable of $9,250,000. This line of credit bears an interest rate that is tied to the bank prime rate. We are exposed to the risk of increasing short-term interest rates, but we do not consider this risk to be material.

         We have no activities that would expose us to foreign currency exchange rate risk or commodity price risks.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and corresponding notes to the financial statements called for by this item appear under the caption "Index to Financial Statements" beginning on Page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2005, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. While we will continually seek to evaluate and improve our disclosure controls, management does not expect that our disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives would be met.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2005 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under Exchange Act), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

CHANGES IN INTERNAL CONTROLS

         There has been no change in our internal controls over financial reporting during our most recent fiscal year and quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

         We have not begun the detailed planning and implementation of our project to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. We anticipate commencing the project in our third quarter of fiscal 2006 and will consider engaging a third party consulting firm to assist us in this effort. Our public float is less than $75,000,000 and as a result we will not need to comply with
Section 404 until the end of fiscal 2007.

ITEM 9B.      OTHER INFORMATION

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers are as follows:

        NAME                    AGE                               POSITION
----------------------------  -------  ------------------------------------------------------------
Silvano DiGenova                 43    Chairman of the Board, Chief Executive Officer and Director

Larry Abbott                     42    Chief Sales Officer and Executive Vice President

Paul Biberkraut                  44    Chief Financial Officer, Executive Vice President, Secretary
                                       and Director

Anthony Friscia                  57    Director (1)

Lee Ittner                       43    Director

David Rector                     58    Director (2)

-------------------
(1) Chairman of Audit Committee. Our Audit Committee consists of Messrs. Friscia, Ittner and Rector.
(2)  Chairman of Compensation Committee.

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

         LARRY ABBOTT is our chief sales officer and executive vice president. Mr. Abbott has served in this role since June 2005. Mr. Abbott has over twenty years of experience in management roles in numismatic sales and marketing, and executive management. Prior to joining our company, Mr. Abbott held various sales and management positions including, most recently, executive vice president, at Heritage Rare Coin Galleries, a privately-held rare coin dealer and auctioneer from May 1999 to May 2005.

         PAUL BIBERKRAUT is our chief financial officer, executive vice president, secretary and a director. Mr. Biberkraut has served in this role since December 2002 and previously was our chief financial officer and vice president of finance from October 1999 to December 2000. Mr. Biberkraut has over fifteen years of experience in management roles with varying levels of responsibilities for finance, accounting, information technology, operations and human resources. Prior to returning to our company Mr. Biberkraut was a senior finance manager for information technology at PacifiCare Health Systems, Inc., a publicly traded health care insurance company from December 2000 to November 2002 and was the corporate controller of Quality Systems, Inc., a publicly traded medical software developer, from November 1997 to June 1999. Mr. Biberkraut also served as the chairman of the audit committee for an Orange County, California based credit union from 1997 to 1999 and had served as a board member, treasurer and president of an Orange County, California based not-for-profit social service agency from 1989 to 1998.

         ANTHONY FRISCIA is one of our directors and the Chairman of our Audit Committee. Mr. Friscia has served in this role since July 2005. Mr. Friscia is currently an independent consultant to the entertainment industry, a position that he has held since January 2005. From 1999 to 2005, Mr. Friscia was Vice President, Free Television Contract Administration for Warner Brothers International Television Distribution, Inc., a division of Time-Warner, Inc., a public traded media and entertainment company. Mr. Friscia has over 25 years of experience in financial, administrative and contract management within the television and film industries.

         LEE ITTNER is one of our directors. Mr. Ittner has served in the role since May 2003. Mr. Ittner is currently the Vice President for Latin America for Kyocera Wireless Corp., a position he has held since 2001. Prior to that time, Mr. Ittner was Senior Vice President of the Americas Region for Cellstar Corporation, a provider of wireless phone services. Mr. Ittner has over 14 years of experience in both domestic and international operational management, sales and marketing, customer relations and strategic planning in the communications industry.

         DAVID RECTOR is one of our directors and the Chairman of our Compensation Committee. Mr. Rector has served in this role since May 2003. Mr. Rector is currently the chief executive officer, president and director of Nanoscience Technologies, Inc., a publicly traded company, a position he has held since May 2004. From 1992 to 2004, Mr. Rector had been a principal management consultant with The David Stephen Group, where he provided executive management services for several companies, overseeing operations and strategic planning. Mr. Rector has over twenty years of experience as a senior executive focusing on general management with Fortune 100 and developmental companies.

         All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of the board of directors.

AUDIT COMMITTEE FINANCIAL EXPERT

         From October 25, 2004 and through July 7, 2005, James Gollihugh served as a Director and chairman of our Audit Committee, and was the Audit Committee financial expert as defined by Item 401(e) of Regulation S-K. On July 7, 2005, Anthony Friscia succeeded James Gollihugh as a Director and Chairman of our Audit Committee and is our Audit Committee financial expert as defined by Item 401(e) of Regulation S-K.

CODE OF ETHICS

         We have adopted a code of ethics as defined by Item 406 of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         We have reviewed copies of such reports furnished to us during the fiscal year ended June 30, 2005 and thereafter, and written representations received by us from our directors and officers and the beneficial owners of more than 10% of our common stock concerning their compliance with Section 16(a) of the Exchange Act. Based on this review, we believe that during the 2004 fiscal year, there was no failure by any such person to timely file a report under
Section 16(a) of the Exchange Act.

ITEM 11.      EXECUTIVE COMPENSATION

         The summary compensation table below shows certain compensation information for services rendered in all capacities to us by our chief executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal years ended June 30, 2005, 2004 and 2003. Other than as set forth below, no executive officer's total annual salary and bonus exceeded $100,000 during our last fiscal year.

                                                  SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                    AWARDS                     PAYOUTS
                                   ------------------------------------    -----------------------   -------------------------
                                                                                        SECURITIES
                                                              OTHER        RESTRICTED   UNDERLYING
                                                              ANNUAL         STOCK       OPTIONS/       LTIP       ALL OTHER
      NAME AND                       SALARY      BONUS     COMPENSATION      AWARDS        SARS       PAYOUTS     COMPENSATION
 PRINCIPAL POSITION       YEAR        ($)         ($)          ($)            ($)          (#)          ($)           ($)
--------------------    --------   ----------   --------   ------------   ----------   -----------   ---------    ------------

Silvano DiGenova,         2005      $403,845    $    -0-     $   -0-           -0-         10,000         -0-       $  3,733 (4)
  Chairman of the         2004      $375,000    $ 37,500         -0-           -0-         10,000         -0-            -0-
  Board, Chief            2003      $350,000         -0-         -0-           -0-            -0-         -0-            -0-
  Executive Officer
  and President

Paul Biberkraut,          2005      $152,884    $ 38,212         -0-           -0-         10,000         -0-       $  3,115 (4)
  Chief Financial         2004      $127,500    $ 30,000         -0-           -0-         60,000         -0-            -0-
  Officer, Executive      2003      $ 61,585         -0-         -0-           -0-            -0-         -0-            -0-
  Vice President and
  Secretary

J. Michael Wolfe,         2005      $200,000         -0-         -0-           -0-        100,000         -0-            -0-
   Chief Operation        2004           n/a         n/a         n/a           n/a            n/a         n/a            n/a
   Officer and            2003           n/a         n/a         n/a           n/a            n/a         n/a            n/a
   Executive Vice
   President (1)

Stephen Deeds,            2005           n/a         n/a         n/a           n/a            n/a         n/a            n/a
  Executive Vice          2004           n/a         n/a         n/a           n/a            n/a         n/a            n/a
  President (2)           2003      $215,625         -0-     $115,436 (3)      -0-            -0-         -0-            -0-

-------------------
(1)   Mr. Wolfe was an officer of our company from July 6, 2004 until June 1,
      2005. On June 1, 2005, Mr. Wolfe became our vice president of marketing and business development and resigned from this position on June 30, 2005.
(2)   Mr. Deeds resigned as an officer of our company effective June 30, 2003 and on July 1, 2003 we entered into an independent contractor agreement with Stephen Deeds, Inc., a company controlled by Mr. Deeds, to provide certain consulting services. The agreement to provide consulting services was terminated in February 2004.
(3)   Consists of sales commissions.
(4)   Consist of matching contributions to 401 (k) plan administered by
      Administaff under our co-employment agreement.


                                                             -37-

STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING FISCAL 2005

         The following table summarizes options to purchase shares of our common stock that we granted during the fiscal year ended June 30, 2005 to each of the executive officers identified in the summary compensation table above. We have never granted any stock appreciation rights.

                     NUMBER OF       PERCENT OF
                     SECURITIES     TOTAL OPTIONS
                     UNDERLYING      GRANTED TO         EXERCISE
                      OPTIONS       EMPLOYEES IN        PRICE(S)     EXPIRATION
NAME                 GRANTED (#)    FISCAL YEAR (%)    ($/SHARE)       DATE(S)
-----------------    -----------    ---------------    ---------    ------------

Silvano DiGenova        10,000          3.03%            $2.20       June 2010
Paul Biberkraut         10,000          3.03%            $2.00       June 2010
J. Michael Wolfe       100,000         30.30%            $2.00       June 2006


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table summarizes exercises of stock options during the fiscal year ended June 30, 2005 by each of the executive officers named in the summary compensation table above and the year-end value of unexercised options for these executive officers.

                                                              NUMBER OF
                                                        UNEXERCISED SECURITIES         VALUE OF UNEXERCISED
                            SHARES         VALUE         UNDERLYING OPTIONS           IN-THE-MONEY OPTIONS
                           ACQUIRED       REALIZED        AT FISCAL YEAR END            AT FISCAL YEAR END
        NAME             ON EXERCISE        ($)        EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
---------------------    -----------      --------     -------------------------     -------------------------
Silvano DiGenova               0            N/A                 47,500/0                     $32,325/0
Paul Biberkraut             10,000        33,145             28,750/31,250                $57,625/$72,625
J. Michael Wolfe               0            N/A                0/100,000                    $0/$100,000

LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2005, no awards were given to the executive officers named in the summary compensation table under long-term incentive plans.

DIRECTORS' COMPENSATION

         Each of our non-employee directors currently receive cash compensation in the amount of $6,000 per year for service on our board of directors and all directors are reimbursed for certain expenses in connection with attendance at board meetings. Committee chairpersons receive an additional $3,000 per year. At the discretion of our board of directors, directors may be granted stock options. During the fiscal year ended June 30, 2005, our five directors were each granted options to purchase 10,000 shares of our common stock at an exercise prices ranging from of $1.25 to $2.20 per share. These options fully vested on June 30, 2005 and are exercisable for a period of five years after vesting or for one month, if vested, following the termination or resignation of the director from the board.

REPRICING OF OPTIONS

         No adjustments to, or repricing of, stock options previously awarded to the executive officers named in the summary compensation table above occurred in fiscal 2005.

EMPLOYMENT AGREEMENTS

         On June 15, 2001, we entered into an employment agreement with Silvano DiGenova under which we agreed to pay an annual salary of $375,000 and bonus arrangements based on a sliding scale of 5% to 50% of base salary based on a corresponding fiscal year pre-tax income (as defined) of our company from $250,000 to $4,000,000. This agreement terminated on March 31, 2005. However, the Board of Directors and Mr. DiGenova verbally agreed to continue to abide by the agreement until a new agreement is agreed to and ratified by the Board of Directors.

         On December 27, 2002 we entered into an employment agreement with our Chief Financial Officer, Paul Biberkraut, under which we agreed to pay an annual salary of $120,000 and bonus arrangements of up to 50% of base salary based on personal and Company performance. Effective April 1, 2004, Mr. Biberkraut's agreement was modified to increase his annual base salary to $150,000 and reduce the maximum bonus as a percentage of base salary to 30%. This agreement expires on December 27, 2005.

         On June 1, 2005 we entered into an employment agreement with our Chief Sales Officer, Larry Abbott, under which we agreed to pay an annual salary of $200,000 and bonus arrangements of up to 150% of base salary based on Company performance. This agreement expires on June 1, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No director or executive officer of the Company is known by the Company to serve as an officer, director or member of a compensation committee of any other entity for which an executive officer or director thereof is also a member of the Company's Board.


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         This report is provided by the compensation committee of our board of directors to assist stockholders in understanding our objectives, policies and procedures in establishing our executive compensation structure and system. The compensation committee is responsible for reviewing and approving base salaries, bonuses and incentive awards for all executive officers, and oversees our stock incentive plan. The committee is comprised of three non-employee directors who have no interlocking relationships as defined by the Securities and Exchange Commission.

         Our compensation philosophy and policy is based on the following objectives:

         o To align executive compensation with our business strategy and performance.

         o To provide an executive compensation structure and system that is competitive with other companies within our industry and of similar size.

         o To attract, retain and motivate qualified executives critical to our success.

         o To align our financial results and the compensation paid to our executive officers with the enhancement of stockholder value.

         Our compensation programs consist of base salary, an annual incentive bonus, and the award of stock options and other equity-based incentives. Base salary is targeted to recognize each executive officer's unique value and historical contributions to our success in light of industry salary norms. The compensation committee reviews the compensation of the chief executive officer, and with the chief executive officer, the base compensation of all other executive officers, on an annual basis to assure that a competitive position is maintained.

         Any annual incentive or bonus is based upon a comparison of actual performance against pre-established quantitative and qualitative performance objectives derived from our business plan and operating budgets, which may include company, operating division and individual components. Our CEO's annual incentive bonus is based entirely on the achievement of specified profitability goals. Since we were not profitable this year, our CEO will receive no incentive bonus. The incentive bonuses for our other executive officers are based on a combination of company profitability, sales levels, and/or qualitative factors. Our policy is not to disclose target levels with respect to specific quantitative or qualitative performance-related factors or factors considered to involve confidential business information, because their disclosure would have an adverse effect on our company.

         To further align the financial interests of our executive officers with those of our company and its stockholders, our long-range executive incentive programs are primarily equity-based and provide the opportunity for our executive officers to earn stock options and consequently benefit, along with all stockholders, from performance-driven increases in share value. The compensation committee and/or the board of directors act as the manager of our option plans and perform functions that include selecting option recipients, determining the timing of option grant and whether options are incentive or non-qualified, and assigning the number of shares subject to each option, fixing the time and manner in which options are exercisable, setting option exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plans.

         The compensation committee continues to monitor and evaluate our executive compensation system and its application throughout our organization to assure that it continues to reflect our compensation philosophy and objectives.

                                        Respectfully submitted,


                                        Compensation Committee
                                        Superior Galleries, Inc.
                                             David Rector, Chairman
                                             Lee Ittner
                                             Anthony Friscia

PERFORMANCE GRAPH

         The following graph provides a comparison for our past five fiscal years (including a 6 month fiscal year ended June 30, 2001, after we changed our fiscal year end) of cumulative total returns for our Common Stock, the Standard and Poor's 600 Small Cap Stock Index and the Russell 2000 Index. We operate in a specialty market niche. There are no reasonably identifiable publicly held competitors that have traded for a period of five years and that directly operate in all the same markets as we do. Therefore, our comparison is limited to public issuers with similar market capitalization in the Russell 2000 Index.

         The graph assumes an investment of $100 on January 1, 2001 in Superior, the stocks comprising the Standard & Poor's 600 Small Cap Stock Index and the stocks comprising the Russell 2000 Index, and also assumes reinvestment of all dividends.


            COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN BETWEEN
             SUPERIOR GALLERIES, INC., THE S&P 600 SMALL CAP INDEX
                           AND THE RUSSELL 2000 INDEX


                        [PERFORMANCE GRAPH APPEARS HERE]



                          Dec. 31, 2000   June 30, 2001   June 30, 2002   June 30, 2003   June 30, 2004   June 30, 2005
                          -------------   -------------   -------------   -------------   -------------   -------------
Superior Galleries             $ 100          $ 100          $  48             $ 30           $  38           $  61
Russell 2000                   $ 100          $ 106          $  96             $ 93           $ 122           $ 132
S&P Small Cap 600              $ 100          $ 101          $ 101             $ 97           $ 129           $ 145

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of August 8, 2005, certain information with respect to the beneficial ownership of our stock by (i) each of our executive officers named in the summary compensation table above, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

                                                                        AMOUNT AND NATURE
                                                                          OF BENEFICIAL        PERCENTAGE OF
         NAME AND ADDRESS                                                 OWNERSHIP OF          COMMON STOCK
       OF BENEFICIAL OWNER                     TITLE OF CLASS            COMMON STOCK(1)       OUTSTANDING(1)
  ------------------------------------     ------------------------     ------------------     --------------
  Silvano DiGenova(2)                      Common(3)                         2,050,764             39.71%
                                           Series B Preferred Stock            400,000             11.76%

  Larry Abbott(2)                          Common                                    -                 -

  Paul Biberkraut(2)                       Common(6)                            28,750                 *

  Anthony Friscia(2)                       Common                                    -                 -

  Lee Ittner(2)                            Common(7)                            20,000                 *

  David Rector(2)                          Common(8)                            10,000                 *

  Stanford International Bank Limited      Common (4)                        4,666,667             58.79%
  6075 Poplar Avenue                       Series B Preferred Stock          3,000,000             88.24%
  Memphis, TN 38119                        Series D Preferred Stock          2,000,000            100.00%
                                           Series E Preferred Stock          2,500,000            100.00%

  All Executive Officers and Directors     Common(3)(5)                      2,109,514             40.46%
     as a Group (6 persons)                Series B Preferred Stock            400,000             11.76%

* less than one percent

-------------------
(1) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 4,819,942 shares of common stock outstanding as of August 8, 2005. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of August 8, 2005, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) The address for Messrs. DiGenova, Abbott, Biberkraut, Friscia, Ittner and Rector is 9478 West Olympic Blvd., Beverly Hills, California 90212
(3) Includes 142,500 shares of common stock issuable upon the exercise of options and warrants, 202,330 shares of common stock issuable upon the conversion of Series B Preferred Stock, all of which were convertible within 60 days of the date of this table, and 1,000 shares held by Mr. DiGenova's minor children, over which Mr. DiGenova exercises voting control.

(4) Includes 1,517,472 shares of common stock issuable upon the conversion of Series B Preferred Stock, 1,666,667 shares of common stock issuable upon the conversion of Series D Preferred Stock, and 416,667 shares of common stock issuable upon the conversion of Series E Preferred Stock all of which are currently convertible within the next 60 days. Includes 600,000 shares of common stock owned by four of Stanford's affiliate's employees, Daniel Bogar, William Fusselmann, Osvaldo Pi and Ronald Stein, in equal amounts.
(5) Includes 10,000 shares of common stock owned by Lee Ittner, 28,750 shares of common stock issuable upon the exercise of options held by Paul Biberkraut and 10,000 shares each of common stock issuable upon the exercise of options held by Lee Ittner and David Rector, all of which were exercisable within 60 days of the date of this table.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights that we have granted under (a) our 2003 Omnibus Stock Option Plan and (b) individual compensation arrangements in exchange for consideration in the form of goods or services as of June 30, 2005.

                                     EQUITY COMPENSATION PLAN INFORMATION

                                               NUMBER OF SECURITIES      WEIGHTED AVERAGE        NUMBER OF
                                                TO BE ISSUED UPON        EXERCISE PRICE OF       SECURITIES
                                             EXERCISE OF OUTSTANDING        OUTSTANDING          REMAINING
                                                OPTIONS, WARRANTS        OPTIONS, WARRANTS      AVAILABLE FOR
              PLAN CATEGORY                       AND RIGHTS(1)             AND RIGHTS         FUTURE ISSUANCE
----------------------------------------     -----------------------     -----------------     ---------------
Equity compensation plans approved by
   security holders(2)                               630,000                   $2.25               109,000

Equity compensation plans not approved
   by security holders(3)                              6,000                  $20.00                   N/A

Total                                                636,000                   $2.41               109,000

-----------------------
(1) Number of shares is subject to adjustment in the future for changes in capitalization resulting from stock splits, stock dividends and similar events.
(2) Consists of our 2003 Omnibus Stock Option Plan. This Plan authorizes us to grant options to purchase up to 800,000 shares of our common stock during the term of our Plan. Our Plan permits grants of both incentive stock options and non-qualified stock options. Options under all plans generally vest over 1 to 5 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions.
(3) Consists of options to purchase an aggregate of 6,000 shares of our common stock granted to employees prior to the adoption of our 2000 Omnibus Stock Option Plan which was replaced by our 2003 Omnibus Stock Option Plan that came into effect on June 30, 2003.

         Our 2003 Omnibus Stock Option Plan was adopted by our board of directors on May 1, 2003 and approved by our shareholders at our annual shareholders' meeting on June 30, 2003. This plan permits us to grant both incentive stock options and nonqualified stock options. Options under this plan generally vest over one to five years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 31, 2003, we entered into a consulting agreement with Stanford Group Company, an affiliate of our principal stockholder, Stanford International Bank Limited to provide financial and advisory services to us for a three year period commencing on April 1, 2003. The annual fee for such services is $60,000 and is payable on a quarterly basis. These fees are comparable to or lower than those that would be charged to us by an unrelated third party.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC"`) with Stanford Financial Group Company, an affiliate of our principal stockholder, Stanford International Bank Limited, to provide us with a $7.5 million line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. On March 31, 2005, the lending limit on the Commercial LOC was increased to $10 million. The Commercial LOC bears interest at the prime-lending rate (6.00% at June 30, 2005) and is secured by substantially all of our assets.

         On March 31, 2005, we issued 2,500,000 shares of newly created Series E Preferred Stock for a purchase price of $2,500,000 pursuant to a stock purchase agreement with Stanford International Bank Limited, our principal stockholder. On that date the purchase price of $2,500,000 was paid by the conversion and cancellation of $2,500,000 of indebtedness under our Commercial LOC with Stanford Financial Group Company, an affiliate of SIBL. The Series E Preferred Stock is convertible into common shares at any time at the option of SIBL at a conversion rate of six shares of Series E Preferred Stock into one common share subject to certain anti-dilution adjustments. The holders of Series E Preferred Stock are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series E Preferred Stock is convertible.

         On May 18, 2005 we entered into a Primary Supplier Agreement with Stanford Coins & Bullion, Inc. ("Stanford C &B"), which is an affiliate of our principal shareholder, Stanford International Bank Limited. Under this arrangement, which has a term of six months commencing June 1, 2005, Stanford C&B is required to provide us with a preferential right to source coins on a wholesale basis for that company. Stanford C&B will pay a flat 7% over our bid for all rare coins and 3.5% over our bid for all generic coins. We will provide marketing services for Stanford C&B , including providing information on possible sales leads and making our inventory of coins available on Stanford C&B's web site. For Stanford C&B's customers that sell coins through our auctions, we will pay Stanford C&B a fee of 6%, and will pay their sales person a commission of 2%. During year ending June 30, 2005 Stanford C&B purchased $1,576,000 of rare coins from us. Most of these purchases occurred prior to the effective date of the Primary Supplier Agreement.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees paid or accrued by us for the audit and other services provided by Singer Lewak Greenbaum & Goldstein LLP ("SLGG") and Haskell & White LLP ("H&W") for the fiscal years shown.

                                   2005                          2004
                        --------------------------    --------------------------
                            SLGG           H&W           SLGG            H&W
                        -----------    -----------    -----------    -----------
  Audit Fees            $   135,000    $    31,000         60,000    $    37,000
  Audit - Related Fees       18,000             --         10,000             --
  Tax Fees                       --             --             --    $     1,000
  All Other Fees                 --             --             --             --
                        -----------    -----------    -----------    -----------
  Total                 $   153,000    $    31,000    $    70,000    $    38,000
                        ===========    ===========    ===========    ===========

         Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

         The Audit - Related Fees shown above all related to the performance of agreed upon procedures required to be performed in connection with our line of credit from Stanford Financial Group Company, and the Tax Fees shown above all related to the preparation of our corporate tax returns.

         Our Audit Committee approved the Audit Fees for fiscal 2005 and 2004, but none of the other fees for 2005 and 2004. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement review.

                                     PART IV

ITEM 15.      EXHIBITS

         The following documents are filed as part of this Annual Report on Form 10-K.

         (1) FINANCIAL STATEMENTS. The following Financial Statements and the Reports of Independent Registered Public Accounting Firms are on page F-1 through F-38 hereof.

                  Reports of Independent Registered Public Accounting Firms

                  Balance Sheets

                  Statements of Operations

                  Statements of Stockholders' Equity

                  Statements of Cash Flows

                  Notes to Financial Statements

         (2) FINANCIAL STATEMENT SCHEDULES. The following Financial Statement Schedules are on page F-39.

                  Schedule II

         (3) EXHIBITS.

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------

    3.1        Certificate of Incorporation of Superior Galleries, Inc.
               (including Certificates of Designation of Superior Galleries, Inc., relating to Series A $5.00 Redeemable 8% Convertible Preferred Stock, Series B $1.00 Convertible Preferred Stock and Series D $1.00 Convertible Preferred Stock) (incorporated herein by this reference to Exhibit D to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
    3.2 Certificate of Designation of Superior Galleries, Inc., relating to Series E $1.00 Convertible Preferred Stock (incorporated herein by this reference to Exhibit 3.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005).
    3.3 Bylaws of Superior Galleries, Inc. (incorporated herein by this reference to Exhibit E to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
    4.1 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit A to the definitive Proxy Statement of Tangible Asset Galleries, Inc., filed under the Exchange Act on June 5, 2003).
    4.2 Form of Nonqualified Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.2 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003) .

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------

    4.3 Form of Employee Incentive Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.3 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
    4.4 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit G included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
    4.5 Form of Warrant to Purchase Common Stock Issued to Series A Preferred Stock Investors (incorporated herein by this reference to Exhibit 4.14 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    4.6 Warrant to Purchase 1,500,000 Shares of Common Stock dated June 15, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.9 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    4.7 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.10 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    4.8 Warrant to Purchase 250,000 Shares of Common Stock dated June 26, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.11 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    4.9 Warrant to Purchase 250,000 Shares of Common Stock dated November 14, 2000 Issued to NRLP (incorporated herein by this reference to Exhibit 4.12 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    4.10 Warrant to Purchase 500,000 Shares of Common Stock dated July 3, 2001 Issued to KSH Investment Fund LLP (incorporated herein by this reference to Exhibit 4.13 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    4.11 Liquidation Preferences Agreement between Tangible Asset Galleries, Inc., the holders of the outstanding Series B Preferred Stock of Tangible Asset Galleries, Inc. and Stanford Venture Capital Holdings, Inc. dated January 31, 2003 (incorporated herein by this reference to Exhibit 4.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
    9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (incorporated herein by this reference to exhibit E included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
   10.1 tSeries E Preferred Stock Purchase Agreement dated as of March 29, 2005, between Superior Galleries, Inc. and Stanford Investment Bank Limited (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005).
   10.2 Registration Rights Agreement dated as of March 29, 2005 and between Superior Galleries, Inc. and Stanford Investment Bank Limited (incorporated herein by this reference to Exhibit 10.4 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005).

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------

   10.3 Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.14 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
   10.4 Registration Rights Agreement dated January 31, 2003 by and among Tangible Asset Galleries, Inc. and holders of our Series B Preferred Stock, Series C Preferred Stock, Series D Stock and Certain Warrants (incorporated herein by this reference to Exhibit 10.3 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on March 3, 2003).
   10.5 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova. (incorporated herein by this reference to Exhibit 10.16 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
   10.6 Employment Agreement dated December 27, 2002 between Tangible Asset Galleries, Inc. and Paul Biberkraut (incorporated herein by this reference to Exhibit 10.6 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
   10.7 Commercial Loan and Security Agreement dated October 13, 2003 between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act, filed October 16, 2003).
   10.8 Commercial Note by Superior Galleries, Inc. to Stanford Financial Group Company dated October 1, 2003 (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed October 16, 2003).
   10.9 Secured Revolving Line of Credit Agreement dated August 8, 2002 between Tangible Asset Galleries, Inc. and John Wesley English (incorporated herein by reference to Exhibit 10.9 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004).
   10.10 Renewal and Modification Agreement dated September 30, 2003 between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by reference to Exhibit 10.10 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.11 Promissory Note in the maximum amount of $1,000,000, dated February 10, 2003, from Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit 10.11 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.12 Promissory Note dated December 10, 2002 by Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit 10.12 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.13 Promissory Note dated December 13, 2002 by Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit 10.13 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.14 Series D Preferred Stock Purchase and Warrant Exercise Agreement dated January 31, 2003, between Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc., Silvano DiGenova and certain warrant holders (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------

   10.15 Share Exchange and Note Modification Agreement dated January 31, 2003 between Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc. and Silvano DiGenova (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
   10.16 Consulting Agreement between Tangible Asset Galleries, Inc. and Stanford Venture Capital Holdings, Inc., dated January 31, 2003 (incorporated herein by reference to Exhibit 10.16 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.17 Independent Contractor and Proprietary Information Agreement dated July 1, 2003 between Superior Galleries, Inc. and Stephen Deeds, Inc. (incorporated herein by reference to Exhibit 10.17 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.18 First Amendment to Renewal and Modification Agreement dated December 15, 2004 between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by reference to
               Exhibit 10.18 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.19 Waiver and Extension Agreement dated December 29, 2004 between Silvano DiGenova and Superior Galleries, Inc. (incorporated herein by reference to Exhibit 10.19 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.20 Investor Relations Agreement dated December 30, 2004 between American Capital Ventures, Inc. and Superior Galleries, Inc. (incorporated herein by reference to Exhibit 10.20 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.21 Promissory note dated October 1, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer (incorporated herein by reference to Exhibit 10.21 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.22 Promissory note dated October 14, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer ((incorporated herein by reference to Exhibit 10.22 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004))
   10.23 Promissory note dated October 25, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer (incorporated herein by reference to Exhibit 10.23 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
   10.24 Amendment Dated as of March 29, 2005 to Commercial Loan and Security Agreement between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005)
   10.25 Commercial Note dated as of March 29, 2005 by Superior Galleries, Inc. in favor of Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.3 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005)
   10.26 Primary Supplier Agreement dated May 18, 2005 between Superior Galleries, Inc. and Stanford Coins and Bullion (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on May 18, 2005).
   10.27 Second Extension to Commercial Loan and Security Agreement between Superior Galleries, Inc. and Stanford Financial Group, Incorporated dated as of July 21, 2005 (executed July 31, 2005) (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on August 2, 2005).

  EXHIBIT
  NUMBER                               DESCRIPTION
  -------                              -----------

   10.28 Second Amendment to Renewal and Modification Agreement, dated as of July 31, 2005, by and between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on August 2, 2005).
   14.1        Superior Galleries, Inc. Code of Ethics (filed herewith).
   31.1 Certification of CEO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
   31.2 Certification of CFO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
   32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 (filed herewith)
   32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2005                       SUPERIOR GALLERIES, INC.


                                             By: /s/ Silvano DiGenova
                                                 -------------------------------
                                                 Silvano DiGenova,
                                                 Chief Executive Officer


Dated: August 10, 2005                       SUPERIOR GALLERIES, INC.


                                             By: /s/ Paul Biberkraut
                                                 -------------------------------
                                                 Paul Biberkraut,
                                                 Chief Financial Officer



         Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                          CAPACITY                 DATE
          ---------                          --------                 ----

/s/ Silvano DiGenova                         Director            August 10, 2005
-------------------------------
    Silvano DiGenova

/s/ Paul Biberkraut                          Director            August 10, 2005
-------------------------------
    Paul Biberkraut

/s/ Anthony Friscia                          Director            August 10, 2005
-------------------------------
    Anthony Friscia

/s/ Lee Ittner                               Director            August 10, 2005
-------------------------------
    Lee Ittner

/s/ David Rector                             Director            August 10, 2005
-------------------------------
    David Rector

                            SUPERIOR GALLERIES, INC.

                          INDEX TO FINANCIAL STATEMENTS


Independent Registered  Public Accounting Firms' Reports ....................F-2

Financial Statements

     Balance Sheets..........................................................F-4

     Statements of Operations................................................F-6

     Statements of Stockholders' Equity (Deficit)............................F-8

     Statements of Cash Flows...............................................F-10

     Notes to Financial Statements..........................................F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Superior Galleries, Inc.
Beverly Hills, California

We have audited the balance sheets of Superior Galleries, Inc.. as of June 30, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Galleries, Inc. as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005, in conformity with U S. generally accepted accounting principles.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 2, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Superior Galleries, Inc. and Subsidiaries
Beverly Hills, California

We have audited the accompanying consolidated statement of operations, stockholders' equity (deficit) and cash flows of Superior Galleries, Inc. and subsidiaries (the "Company") for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Superior Galleries, Inc. and subsidiaries for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.



                                                     /s/ HASKELL & WHITE LLP

Irvine, California
September 5, 2003, except for the last
sentence in each of Note 6 and Note 7,
as to which the date is August 2, 2005

                                      SUPERIOR GALLERIES, INC.
                                           BALANCE SHEETS
                                           (In thousands)


                                                                  JUNE 30, 2005       JUNE 30, 2004
                                                                 ---------------     ---------------

                                               ASSETS
                                           (NOTE 6 AND 7)
CURRENT ASSETS

     Cash and cash equivalents (Note 1)                          $           417     $           447
     Accounts receivable, net of allowance for uncollectible
       accounts of $122 (2005) and $259 (2004) (Note 1)                    4,969               3,713
     Auction and customer advances (Notes 1, 5 and 6)                      4,950               6,402
     Inventories (Notes 1, 2, 6, 7, 8 and 9)                               8,713               6,106
     Prepaid expense                                                         346                  51
                                                                 ---------------     ---------------

         Total current assets                                             19,395              16,719

Property and equipment, net (Notes 1 and 3)                                  220                 135
Other assets                                                                  --                  11
                                                                 ---------------     ---------------

         TOTAL ASSETS                                            $        19,615     $        16,865
                                                                 ===============     ===============


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Line of credit - related party (Note 6)                    $         9,250     $         6,600
      Line of credit (Note 7)                                              2,200               2,500
      Accounts payable and accrued expenses                                5,154               7,261
      Notes payable to a related party (Note 9)                              350                 300
      Series A stock redemption payable (Note 11)                            275                 344
      Notes payable (Note 8)                                                 650                  --
                                                                 ---------------     ---------------

         Total current liabilities                               $        17,879     $        17,005
                                                                 ===============     ===============


                          (See accompanying notes to Financial Statements)




                                             SUPERIOR GALLERIES, INC.
                                            BALANCE SHEETS (CONTINUED)
                                                  (In thousands)


                                                                              JUNE 30, 2005        JUNE 30, 2004
                                                                             ---------------      ---------------
LONG-TERM LIABILITIES

   Notes payable to a related party, net of current portion (Note 9)         $           400      $           600
   Series A stock redemption payable, net of
     current portion (Note 11)                                                            --                  344
                                                                             ---------------      ---------------

       Total long-term liabilities                                                       400                  944
                                                                             ---------------      ---------------

         TOTAL LIABILITIES                                                            18,279               17,949
                                                                             ---------------      ---------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (NOTES 5, 6, 7, 8,
  9, 10, 11, 12, 13 AND 14)

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 11)
   Preferred Stock, 693 shares undesignated, none outstanding                             --                   --
   Series B convertible preferred stock $1.00 par value, 3,400 shares designated 3,400 shares issued and outstanding with a liquidation
     preference of $3,400                                                              2,967                2,967
   Series D convertible preferred stock $1.00 par value, 2,000 shares designated 2,000 shares issued and outstanding with a liquidation
     preference of $2,000                                                              1,931                1,931
   Series E convertible preferred stock $1.00 par value, 2,500 shares designated 2,500 shares issued and outstanding with a liquidation
     preference of $2,500                                                              2,488                   --
   Common stock, $.001 par value, 12,500 shares authorized, 4,820 (2005)
     and 4,486 (2004) issued and outstanding                                               5                    4
   Additional paid in capital                                                          8,459                7,912
   Accumulated deficit                                                               (14,514)             (13,898)
                                                                             ---------------      ---------------

       Total stockholders' equity (deficit)                                            1,336               (1,084)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $        19,615      $        16,865
                                                                             ===============      ===============


                                 (See accompanying notes to Financial Statements)




                                         SUPERIOR GALLERIES, INC.
                                         STATEMENTS OF OPERATIONS
                                   (In thousand, except per share data)


                                                    YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                  JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2003
                                                 ---------------      ---------------      ---------------

Net sales                                        $        37,340      $        26,916      $        18,044
Commission income                                          2,195                3,081                2,311
                                                 ---------------      ---------------      ---------------
TOTAL REVENUE                                             39,535               29,997               20,355

COST OF SALES                                             32,027               23,382               15,952
                                                 ---------------      ---------------      ---------------

GROSS PROFIT                                               7,508                6,615                4,403
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               7,708                5,959                6,676

IMPAIRMENT OF GOODWILL (NOTES 1 AND 4)                        --                   --                  591
                                                 ---------------      ---------------      ---------------

Income (loss) from operations                               (200)                 656               (2,864)
                                                 ---------------      ---------------      ---------------

OTHER INCOME (EXPENSE)
 Interest income                                             376                  476                  125
 Interest expense (Notes 6, 7, 8 and 9)                     (788)                (535)                (672)
 Other expense, net                                           (3)                 (33)                 (67)
                                                 ---------------      ---------------      ---------------

     Total other income (expense)                           (415)                 (92)                (614)
                                                 ---------------      ---------------      ---------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION                   (615)                 564               (3,478)

INCOME TAX PROVISION (NOTE 10)                                 1                   12                   13
                                                 ---------------      ---------------      ---------------

NET INCOME (LOSS)                                $          (616)     $           552      $        (3,491)
                                                 ===============      ===============      ===============


                             (See accompanying notes to Financial Statements)




                                           SUPERIOR GALLERIES, INC.
                                     STATEMENTS OF OPERATIONS (CONTINUED)
                                     (in thousand, except per share data)


                                                        YEAR ENDED          YEAR ENDED           YEAR ENDED
                                                      JUNE 30, 2005       JUNE 30, 2004        JUNE 30, 2003
                                                     ---------------     ---------------      ---------------

Calculation of net income (loss) per share:
Net income (loss)                                    $          (616)    $           552      $        (3,491)
Preferred stock accretion                                         --                 (50)                 (67)
Preferred stock dividend                                          --                 (37)                (429)
                                                     ---------------     ---------------      ---------------

Net income (loss) applicable to common shares        $          (616)    $           465      $        (3,987)
                                                     ===============     ===============      ===============

NET INCOME (LOSS) PER COMMON SHARE:
    from net income (loss), basic                    $         (0.13)    $          0.11      $         (1.75)
                                                     ===============     ===============      ===============
    from net income (loss), fully diluted            $         (0.13)    $          0.06      $         (1.75)
                                                     ===============     ===============      ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING:
     Basic                                                     4,627               4,370                2,278
                                                     ===============     ===============      ===============
     Fully diluted                                             4,627               8,098                2,278
                                                     ===============     ===============      ===============


                               (See accompanying notes to Financial Statements)




                                                      SUPERIOR GALLERIES, INC.
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                                           (In thousands)

                                                                                                                 RETAINED
                            SERIES B            SERIES D            SERIES E                            ADDI-    EARNINGS   TOTAL
                        PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK          COMMON        TIONAL    (ACCUMU-   STOCK-
                       ------------------  ------------------  ------------------  ------------------  PAID IN    LATED    HOLDER'S
                        SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL   DEFICIT)   EQUITY
                       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Balance, June 30, 2002    3,400  $  2,967        --  $     --        --  $     --     2,061  $      2  $  6,939  $(10,492) $   (585)

 Issuance of Series D
   Preferred stock,
   net of offering
   cost (Note 11)            --        --     2,000     1,931        --        --        --        --        --        --     1,931
 Issuance of common
   stock in exchange
   for Series C
   Preferred Stock
   (Note 11)                 --        --        --        --        --        --       583         1       699        --       700
 Fair value of
   re-priced warrants
   as dividends on
   Series B Preferred
   Stock (Note 11)           --        --        --        --        --        --        --        --       340      (340)       --
 Fair value of
   re-priced warrants
   pursuant to Series
   D Preferred Stock
   offering (Note 11)        --        --        --        --        --        --        --        --        29        --        29
 Purchase and
   cancellation of
   common stock              --        --        --        --        --        --        (3)       --        --        --        --
 Accretion of
   redemption value of
   Series A Preferred
   Stock (Note 11)           --        --        --        --        --        --        --        --       (67)       --       (67)
 Dividends on
   preferred stock           --        --        --        --        --        --        --        --        --       (89)      (89)

      Net loss               --        --        --        --        --        --        --        --        --    (3,491)   (3,491)

                       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
 BALANCE JUNE 30, 2003    3,400  $  2,967     2,000  $  1,931        --  $     --     2,641  $      3  $  7,940  $(14,412) $ (1,572)



                                          (See accompanying notes to Financial Statements)




                                                      SUPERIOR GALLERIES, INC.
                                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                          FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                                           (In thousands)

                                                                                                                 RETAINED
                            SERIES B            SERIES D            SERIES E                            ADDI-    EARNINGS   TOTAL
                        PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK          COMMON        TIONAL    (ACCUMU-   STOCK-
                       ------------------  ------------------  ------------------  ------------------  PAID IN    LATED    HOLDER'S
                        SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL   DEFICIT)   EQUITY
                       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

 Issuance of common
   stock (Note 11)           --        --        --        --        --        --     1,845         1        --        --         2
 Fair value of options
   granted                   --        --        --        --        --        --        --        --        22        --        22
 Accretion of
   redemption value of
   Series A Preferred
   Stock (Note 11)           --        --        --        --        --        --        --        --       (50)       --       (50)
 Dividends on
   preferred stock           --        --        --        --        --        --        --        --        --       (38)      (38)
      Net income             --        --        --        --        --        --        --        --        --       552       552
                       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
BALANCE JUNE 30, 2004     3,400  $  2,967     2,000  $  1,931        --  $     --     4,486  $      4  $  7,912  $(13,898) $ (1,084)

Issuance of Series E
   Preferred stock,
   net of offering
   cost (Note 11)            --        --        --        --     2,500     2,488        --        --        --        --     2,488
 Issuance of common
   stock (Note 11)           --        --        --        --        --        --       105        --        77        --        77
 Fair value of
   options granted           --        --        --        --        --        --        --        --        92        --        92
Fair value of common
   stock issued for
   services (Note 11)        --        --        --        --        --        --       229         1       378        --       379
      Net loss               --        --        --        --        --        --        --        --        --      (616)     (616)
                       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
BALANCE, JUNE 30, 2005    3,400  $  2,967     2,000  $  1,931     2,500  $  2,488     4,820  $      5  $  8,459  $(14,514) $  1,336
                       ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========


                                          (See accompanying notes to Financial Statements)




                                             SUPERIOR GALLERIES, INC.
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)


                                                            YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                          JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2003
                                                         ---------------      ---------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                        $          (616)     $           552      $        (3,491)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization                                     77                   94                  127
    Bad debts                                                         --                   --                  131
    Loss on retirement of property and equipment                       3                   33                   49
    Loss on investments                                               --                   --                   17
    Impairment of goodwill                                            --                   --                  592
    Fair value of options, warrants and common stock
      granted for services rendered                                  471                   22                   29
Increase (decrease) in cash from changes in assets
  and liabilities:
    Accounts receivable                                           (1,256)                (887)               2,429
    Auction and customer advances, net                             1,451               (2,907)              (1,647)
    Other receivables                                                 --                   --                   27
    Inventories                                                   (2,606)              (3,609)                 786
    Prepaid expenses and other                                      (296)                  39                  (35)
    Other assets                                                      11                    3                  223
    Accounts payable and accrued expenses                         (2,107)                 423                 (125)
    Customer deposits                                                 --                   --                 (242)
                                                         ---------------      ---------------      ---------------

Net cash used in operating activities                             (4,868)              (6,237)              (1,130)
                                                         ---------------      ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                 (164)                 (56)                 (48)
Proceeds from sale of property and equipment                          --                   10                   20
Collection on sale note receivable                                    --                   --                   69
                                                         ---------------      ---------------      ---------------

Net cash (used in) provided by investing activities                 (164)                 (46)                  41
                                                         ===============      ===============      ===============


                                 (See accompanying notes to Financial Statements)




                                            SUPERIOR GALLERIES, INC.
                                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                                 (In thousands)


                                                          YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                        JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2003
                                                       ---------------      ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings under related party line of credit                    8,400               11,000                   --
Repayments under related party line of credit                   (5,750)              (4,400)                  --
Borrowings under lines of credit                                    --                3,300                2,500
Repayments under lines of credit                                  (300)              (3,300)                (376)
Borrowings under notes payable                                     650                   --                2,191
Repayments under notes payable                                      --                  (64)              (4,212)
Borrowings under related party debt                                 --                   --                  360
Repayments under related party debt                               (150)                (460)                  --
Repayments on obligations under capital lease                       --                   --                   (4)
Repayments under repurchase agreement                               --                   --                 (556)
Payments under Series A preferred stock redemption                (413)                  --                   --
Issuance of common shares                                           77                    2                   --
Issuance of Series D preferred shares, net of
  offering expenses                                                 --                   --                1,931
Issuance of Series E preferred shares, net of
  offering expenses                                              2,488                   --                   --
Purchase of common stock for cancellation                           --                   --                   (1)
Payment of dividends on preferred stock                             --                  (37)                 (89)
                                                       ---------------      ---------------      ---------------
Net cash provided by financing activities                        5,002                6,041                1,744
                                                       ---------------      ---------------      ---------------

Net (decrease) increase in cash and equivalents                    (30)                (242)                 655

Cash and cash equivalents beginning of year                        447                  689                   34
                                                       ---------------      ---------------      ---------------
Cash and cash equivalents, end of year                 $           417      $           447      $           689
                                                       ---------------      ---------------      ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                            $           788      $           749      $           458
                                                       ===============      ===============      ===============
   Income taxes                                        $             1      $             9      $             2
                                                       ===============      ===============      ===============


                                (See accompanying notes to Financial Statements)




                                               SUPERIOR GALLERIES, INC.
                                         STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    (In thousands)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

During the years ended June 30, 2005, 2004 and 2003, the Company completed non-cash transactions as follows:

                                                               YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                             JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2003
                                                            ---------------      ---------------      ---------------
NON-CASH INVESTING AND FINANCING ACTIVITIES

Accretion of redemption value of Series A Preferred stock                --                   50                   67
Series A preferred stock redemption liability                            --                  688                   --
Issuance of common stock on conversion of Series C
  preferred stock                                                        --                   --                  700
Fair value of re-priced warrants as dividends on Series B
  preferred stock                                                        --                   --                  340
Cancellation of treasury common stock                                    --                   --                    1


                                   (See accompanying notes to Financial Statements)

                                                        F-12

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

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         At June 30, 2003, the consolidated financial statements include the accounts of Superior and SGBH. At June 30, 2004 and 2005 the financial statements include only the accounts of Superior as all the accounts and operations in SGBH were transferred effective July 1, 2003. For purposes of presentation, the results of operations for the year ended June 30, 2003 were consolidated, but the results of operations for the year ended June 30, 2004 and 2005 were not consolidated. The corporate charter of SGBH was surrendered during the year ending June 30, 2004.

         For purposes of the consolidated financial statements during the year ending, and, at June 30, 2003, all significant inter-company transactions have been eliminated in consolidation.

         RECLASSIFICATIONS

         Certain amounts may have been reclassified in the 2003 consolidated financial statements to conform to the basis of presentation used in 2005 and 2004. Such amounts, if any, are not material.

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

         The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected un-discounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At June 30, 2005 and 2004, management of the Company has not identified any impaired assets.

         GOODWILL

         Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill be tested for impairment on an annual basis. As the Company recorded goodwill for its purchase of its SGBH subsidiary in July 2001, it tested the goodwill for impairment during the quarter ended December 31, 2002. Management estimated the fair value of the reporting unit (i.e. Company as a whole) using a present value model on estimated future cash flows. This value was then adjusted to calculate the implied fair value of goodwill based on the allocation of the reporting units assets and liabilities. The calculation identified that the implied fair value was less than the carrying amount of goodwill, indicating that the goodwill had been impaired. Based on this analysis, goodwill was determined to be fully impaired and the Company had recorded an impairment of goodwill charge to operations of $591,000 during the quarter ended December 31, 2002.

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

         The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of June 30, 2005 and 2004, management has established an accounts receivable reserve of $122,000 and $259,000, respectively.

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

         The Company has a return policy (money-back guarantee). The policy covers retail transactions involving graded rare coins only. Customers may return graded rare coins purchased within 7 days of the receipt of the rare coins for a full refund as long as the rare coins are returned in exactly the same condition as they were delivered. In the case of rare coin sales on account, customers may cancel the sale within 7 days of making a commitment to purchase the rare coins. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a coin if they can demonstrate that the coin is not authentic, or there was an error in the description of a graded coin

         Historically, the Company's retail customers have not exercised their rights to money-back guarantees and as such, the Company's management has not provided a reserve for sales returns in the accompanying financial statements. Revenues from the sale of consigned goods are recognized as commission income on such sale if the Company is acting as an agent for the consignor. If in the process of selling consigned goods, the Company makes an irrevocable payment to a consignor for the full amount due on the consignment and the corresponding receivable from the buyer(s) has not been collected by the Company at that payment date, the Company records that payment as a purchase and the sale of the consigned good(s) to the buyer as revenue as the Company has assumed all collection risk.

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

         ADVERTISING

         Advertising costs are expensed as incurred. During the years ended June 30, 2005, 2004 and 2003, advertising expenses were $633,000, $578,000 and $502,000, respectively.

         INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)

         Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123, and is to be determined as if the Company had accounted for its employee stock options granted under the fair value method pursuant to SFAS 123, rather than the intrinsic method pursuant to APB 25. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions for 2005 and 2004 (there were no options granted in 2003):


                                                          2005             2004             2003
                                                       -----------      -----------      -----------
                 Risk free interest rate               2.6 - 3.7%         1 - 2%            n/a
                 Dividends                                 -                -               n/a
                 Volatility factor                     250 - 275%          275%             n/a
                 Expected life                         1 - 4 years      1 - 3 years         n/a

         For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The
         Company's pro-forma information for years ending June 30, 2005, 2004 and 2003 as follows:

                                                                            2005          2004          2003
                                                                         ---------      ---------     ---------
                                                                                     (In thousands)
         Net income (loss) applicable to common shares,
              as reported                                                $    (616)     $     465     $  (3,987)
         Add: Stock-based employee compensation included in reported
              net income (loss)                                                 --             --            --
         Less: Total stock-based employee compensation
              expense determined under Black-Scholes option pricing
              model, net of tax effects                                        247             21            --
                                                                         ---------      ---------     ---------

         Pro forma net income (loss)                                     $    (863)     $     444     $  (3,987)
                                                                         =========      =========     =========

         Earnings (loss) per share - as reported:
              Basic                                                      $   (0.13)     $    0.11     $  (1.75)
              Diluted                                                    $   (0.13)     $    0.06     $  (1.75)

         Earnings (loss) per share - pro forma:
              Basic                                                      $   (0.19)     $    0.10     $  (1.75)
              Diluted                                                    $   (0.19)     $    0.05     $  (1.75)


                                                     F-18

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS (LOSS) PER SHARE

         Basic "Earnings Per Share ("EPS")," is computed as net income (loss) applicable to common shares divided by the weighted average number of common shares outstanding for the period. Net income (loss) applicable to common shares is calculated as net income (loss) less dividends and accretion on preferred stock. No dividends were paid nor were there any accretion on preferred stock for the year ended June 30, 2005. Dividends and accretion on preferred stock totaled $37,000 and $50,000, respectively, for the year ended June 30, 2004. Dividends and accretion on preferred stock totaled $429,000 and $67,000 respectively, for the year ended June 30, 2003. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total potential common shares that have not been included in the calculation of diluted net loss per common share totaled 3,808,000 at June 30, 2005 and 5,671,000 at June 30, 2003, as the effects of such are anti-dilutive for those years. All share and per share amounts have been retroactively adjusted for the effect of a one-for-twenty reverse stock split of the Company's common stock at June 30, 2003.

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

         CUSTOMER AND VENDOR CONCENTRATIONS

         During the years ended June 30, 2005, 2004 and 2003, the Company had no customer that accounted for 10% or more of the Company's net sales. As of June 30, 2005, the Company had no customer that represented 10% or more of accounts receivable as of such date; and as of June 30, 2004, the Company had one customer that represented 18% of accounts receivable as of such date.

         During the years ended June 30, 2005, 2004 and 2003, the Company did not purchase 10% or more of its inventories from any single vendor. As of June 30, 2005, the Company had one vendor that represented 20% of accounts payable of such date; and as June 30, 2004 the Company had no vendor that represented 10% or more of accounts payable as of such date.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of its cash, accounts receivable, line of credit, accounts payable and accrued expense; note payable and notes payable to related parties. Management has determined that, except for notes payable (see Note 9) to related parties, the fair values of the Company's financial instruments approximate their carrying values at June 30, 2005 and 2004. Management was unable to determine the fair value of the notes payable to related parties, as an active market for such instruments does not exist.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         SFAS No. 123(R)
         ---------------
         In March 2004, the FASB issued SFAS No. 123(R), "SHARE-BASED PAYMENT." SFAS 123(R) amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and APB Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after March 15, 2005, or
         (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after March 15, 2005.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         SFAS No. 123(R) (continued)
         ---------------------------
         Management is currently assessing the effect of SFAS 123(R) on the Company's financial statements. Currently the Company uses the Black Scholes option pricing model to estimate the fair value of stock options granted to employees and is evaluating option valuation models including Black Scholes to determine which model the Company will use upon the adoption of SFAS No. 123(R). The Company will adopt SFAS No. 123(R) effective with its fiscal year beginning July 1, 2005.

         SFAS No. 151
         ------------
         In November 2004, the FASB issued SFAS No. 151, "INVENTORY COSTS." SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ." . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

         SFAS No. 152
         ------------
         In March 2004, the FASB issued SFAS No. 152, "ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "ACCOUNTING FOR SALES OF REAL ESTATE," for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         SFAS No. 153
         ------------
         In March 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after March 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.


         FAS No. 154
         -----------
         In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS" an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS" though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

         FIN No. 47
         ----------
         In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies the meaning of the term CONDITIONAL ASSET RETIREMENT OBLIGATION as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company's financial statements.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.       INVENTORIES

         Inventories are comprised of rare coins.

         Inventory totaling $1,286,000 and $1,228,000 was on consignment with third parties at June 30, 2005 and 2004, respectively.

         The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in one to two of these agreements. As of June 30, 2005 and 2004, inventory totals reflected the Company's total proportional ownership and does not include any minority interest claims in regard to such partnership arrangements.

         During the year ended June 30, 2004, the Company applied the inventory reserve of $665,000 that it had established at June 30, 2003. This inventory reserve had been established in connection with management's decision to liquidate art inventory when the Company exited the art business segment. The Company completed the liquidation of the art inventory in October 2003.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                        JUNE 30, 2005        JUNE 30, 2004
                                                       ---------------      ---------------
                                                                 (In thousands)
          Furniture and equipment                      $           143      $           134
          Computer equipment and software                          351                  216
          Leasehold improvements                                   121                  112
                                                       ---------------      ---------------
                                                                   615                  462

         Accumulated depreciation and amortization                (395)                (327)
                                                       ---------------      ---------------

                                                       $           220      $           135
                                                       ===============      ===============


Depreciation expense for the years ended June 30, 2005, 2004 and 2003 were $77,000, $94,000 and $127,000, respectively.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.       GOODWILL

         On July 6, 2001, the Company recorded goodwill for its purchase of its SGBH subsidiary in the amount of $591,000. The Company tested the goodwill for impairment during the quarter ended December 31, 2002. Management estimated the fair value of the reporting unit (i.e. Company as a whole) using a present value model on estimated future cash flows. This value was then adjusted to calculate the implied fair value of goodwill based on the allocation of the reporting unit's assets and liabilities. The calculation identified that the implied fair value was less than the carrying amount of goodwill, indicating that the goodwill had been impaired. Based on this analysis, goodwill was determined to be fully impaired and the Company recorded an impairment of goodwill charge to operations of $591,000 during the year ended June 30, 2003.

5.       AUCTION AND CUSTOMER ADVANCES

         Superior has established two short-term lending programs consisting of
         (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and, (ii) advancing customers cash based on the customer's assigning specific rare coins in their inventory to Superior as collateral. Superior can advance a customer up to 70% of consigned or assigned rare coin(s)' wholesale value. For auction advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Auction and customer advances bear interest at rates between 6% and 12% based primarily on the customer's creditworthiness and the loan size. The average term of the loan is approximately three months and no individual loan will exceed one year. Customers may require minimum prices for their consigned coins, and if the coin has not sold by the loan maturity date, the customer must either refinance the loan, repay the loan, or permit Superior to liquidate the coin. Superior will retain control of the assigned inventory until the customer repays the advance. Auction and customer advances consist of the follows:

                                                 JUNE 30, 2005     JUNE 30, 2004
                                                 -------------     -------------
                                                         (In thousands)
         Auction advances                        $       3,358     $       4,454
         Customer inventory advances                     1,592             1,948
                                                 -------------     -------------
                                                 $       4,950     $       6,402
                                                 =============     =============

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.       LINE-OF-CREDIT - RELATED PARTY

         On October 13, 2003, Superior executed a Commercial Loan and Security Agreement ("LOC"`) with Stanford Financial Group Company ("Stanford Financial"), an affiliate of a principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"), to provide the Company with a $7.5 million line of credit for purposes of financing inventory, auction advances and inventory loans to other rare coin dealers and collectors. On March 31, 2005, Stanford Financial Group Company's affiliate, SIBL, pursuant to its purchase of $2.5 million of the Company's Series E stock (see Note 10) assumed, converted and cancelled $2.5 million of the Company's indebtedness under the Commercial LOC. In addition, Stanford Financial further amended the Commercial LOC increasing the line of credit to $10 million. The Commercial LOC bears interest at the prime-lending rate (6.00% at June 30, 2005) and is secured by substantially all of Superior's assets. As of June 30, 2005 the outstanding balance was $9,250,000 and there was no accrued interest payable. During the years ended June 30, 2005, 2004 and 2003, Superior incurred interest expense on the line of credit - related party totaling $394,000, $104,000 and $0, respectively. Effective July 28, 2005 the Commercial LOC's expiration date was extended to October 1, 2006.

7.       LINES-OF-CREDIT

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum (11% at June 30, 2003), were secured by the inventory of the Company and a personal guarantee of the Company's chief executive officer and a principal stockholder, and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provided for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of the Company and to consider the default cured at that time. The amendment also required monthly interest payments beginning on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provides for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. As of June 30, 2005 the outstanding Line of Credit balance was $2,200,000 and there was no accrued interest payable. Effective July 31, 2005 the Renewal and Modification Agreement was further amended to provide for principal payments in the aggregate amount of $500,000, payable in minimum monthly payments of $50,000 beginning October 1, 2005, with the remaining principal balance of $1,700,000 to be paid on September 1, 2006.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.       NOTES PAYABLE

         During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest is payable monthly. As of June 30, 2005, the outstanding balance was $650,000 and there was no accrued interest payable.

9.       NOTES PAYABLE TO A RELATED PARTY

         On April 10, 2002 the Company executed a subordinated note payable in the amount of $1,000,000 to the Company's Chief Executive Officer and a principal stockholder ("CEO") bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. As the CEO did not enforce the repayment obligation, the amount had been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The Company is in arrears of $150,000 of principal payments that were due on December 31, 2004, March 31, 2005 and June 30, 2005 of $50,000 each. However, the CEO agreed to delay these principal repayments until no later than September 30, 2005. At June 30, 2005 there was no accrued interest payable and the balance due were as follows:

                                                JUNE 30, 2005     JUNE 30, 2004
                                                -------------     -------------
                                                        (In thousands)
         Total                                  $        750      $        900
         Less current portion                           (350)             (300)
                                                -------------     -------------
         Long-term                              $        400      $        600
                                                =============     =============

         Interest expense incurred to notes payable to related parties during the year ended June 30, 2005, 2004 and 2003 totaled $78,000, $101,000 and $122,000 respectively. Future minimum payments under notes payable to a related party are as follows:


                 YEAR ENDING          AMOUNT
                   JUNE 30,      (IN THOUSANDS)
               --------------    --------------
                     2006        $          350
                     2007        $          200
                     2008        $          200
                                 --------------
                                 $          750
                                 ==============

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      INCOME TAXES

         The provision for income taxes consists of the following components:

                                YEAR ENDED        YEAR ENDED        YEAR ENDED
                               JUNE 30, 2005     JUNE 30, 2004     JUNE 30, 2003
                               -------------     -------------     -------------
                                                 (In thousands)
         Current:
           Federal             $           -     $           -     $           -
           State                           1                12                13
                               -------------     -------------     -------------
                                           1                12                13
                               -------------     -------------     -------------
         Deferred:
           Federal                         -                 -                 -
           State                           -                 -                 -
                               -------------     -------------     -------------
                                           -                 -                 -
                               -------------     -------------     -------------
                               $           1     $          12     $          13
                               =============     =============     =============

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                       JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2003
                                                      ---------------      ---------------      ---------------
                                                                           (IN THOUSANDS)
         Deferred tax assets:
            Unearned income                           $             7      $             7      $             7
            Net operating loss carryforwards                    3,592                3,747                3,040
            Inventory reserve                                      --                   --                  265
            Goodwill                                              186                  203                  204
            Intangible asset                                        8                    8                    8
            Accrued vacation pay                                   23                   29                   22
            Allowance for doubtful accounts                        52                  111                  190
            Contributions                                           1                    1                    1
            Options and warrants not exercised                     95                   54                   42
            Depreciation                                           26                   12                   36
            Other                                                   8                    8                  309
                                                      ---------------      ---------------      ---------------
         Gross deferred tax assets                              3,998                4,180                4,124
         Valuation allowance                                   (3,836)              (3,988)              (4,012)
                                                      ---------------      ---------------      ---------------
              Deferred tax assets, net of reserve                 162                  192                  112
         Deferred tax liabilities:
            Depreciation                                         (162)                (192)                (112)
                                                      ---------------      ---------------      ---------------
         Net deferred tax liabilities                 $            --      $            --      $            --
                                                      ===============      ===============      ===============


                                                          F-27

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      INCOME TAXES (CONTINUED)

         At June 30, 2005, 2004 and 2003, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company cannot determine that it is "more likely than not" they will be realized.

         The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for the fiscal periods as a result of:

                                                          YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                        JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2003
                                                       ---------------      ---------------      ---------------
         Computed tax benefit                          $          (209)     $           192      $        (1,182)
         Decrease (increase) in income tax benefit
            resulting from:
           Nondeductible expenses                                   21                   12                    4
           State income tax expense                                (32)                  46                    2
           Change in valuation allowance                           221                 (238)               1,174
           Other                                                    --                   --                   15
                                                       ---------------      ---------------      ---------------
                                                       $             1      $            12      $            13
                                                       ===============      ===============      ===============

         At June 30, 2005, the Company has a Federal tax net operating loss ("NOL") carryforward of approximately $9,416,000, which expires at various dates though 2024, and a state net operating loss carryforward of approximately $4,413,000, which expires at various dates through 2014.

         A portion of the NOLs described above are subject to provisions of the Internal Revenue Code ss.382 which limits the use of NOL carryforwards when changes of ownership of more than 50% occur during a three-year testing period. During the year ended June 30, 2003, the cumulative effects of SIBL's investment in the Company through the Sale of Series B and Series D preferred stock on April 3, 2002 and February 14, 2003, respectively, the Company ownership changed by more than 50%. The issues of common and preferred stock during the years-ended June 30, 2002 and 2003 will limit the use of these NOLs. Further changes in common or preferred stock ownership in future years potentially limit the use of NOLs. The effect of such limitations has yet to be determined. In addition, NOL carry forwards for the purposes of offsetting California state taxable income have been suspended for the tax years beginning in 2002 and 2003, only.

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         COMMON STOCK TRANSACTIONS

         On December 26, 2002, the Company purchased 3,222 of its own common stock for $1,000. The common stock was held as treasury shares until they were cancelled on March 26, 2003.

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

         Between March 17, 2005 and June 6, 2005, the Company issued 55,000 common shares for cash of $27,000 pursuant to the exercise of stock options under our 2003 Omnibus Stock Option Plan

         On June 20, 2005, the Company issued 50,000 shares for cash of $50,000 pursuant to the exercise of stock warrants.

         On June 20, 2005, the Company issued 25,000 common shares in exchange for future services of an employee. The shares vest over a four period on either a quarterly or annual basis at the option of the employee. The services were valued at $79,000 and were based on the closing price of the Company's common stock as listed on NASDAQ's Over-the-counter Bulletin Board on the day prior to the day the shares were issued.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         SALE AND REDEMPTION OF SERIES A CONVERTIBLE PREFERRED STOCK

         On July 3, 2001, the Board of Directors of the Company authorized 15,000,000 shares of $.001 par value preferred stock and simultaneously, the Company commenced a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carried an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, was convertible into 11 shares of the Company's common stock and provided for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies. In addition, the Series A Preferred Stockholders had lien rights on the Company's inventory. The Company was prevented for allowing any liens on inventory, unless subordinated to the interests of the Series A Preferred Stockholders. The interest was 150% of the aggregate value of the outstanding Series A Preferred Stock, or $938,000 at June 30, 2003. The offering closed on October 31, 2001 with sales of 125,000 shares of preferred stock with aggregate proceeds from the offering of $625,000. The Series A Preferred Stock was redeemable after March 31, 2004 for cash, at the option of the holder, in the amount of $5.50 per share, with such aggregate amount for each holder payable in ten (10) equal quarterly installments, the first such payment due the quarter immediately following the redemption date. Since the option to redeem into cash was at the option of the holder, the Company had classified this security on the balance sheet outside of stockholders' equity. The Series A Preferred Stock would have automatically converted into shares of the Company's common stock upon sale of all the Company's assets, any merger or consolidation where the Company was not to survive, or any sale or exchange of all outstanding shares on the company's common stock. Prior to the reincorporation and merger of the Company into a Delaware corporation on June 30, 2003, the Series A Preferred Stock's certificate of designation was amended, as approved by a majority of the Series A Preferred Stockholders, so that the Series A Preferred Stock would not automatically convert into shares of the Company's common stock as a result of the reincorporation and merger. The Company had the option to redeem the Series A Preferred Stock for cash in the amount of $5.10 per share, or for shares of the Company's common stock in accordance with the conversion rate, in the event the closing quoted market price of the Company's common stock is greater than or equal to $18.00 for any consecutive five day period.

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

         On March 31, 2004, in accordance with the redemption provisions of the Series A Preferred Stock, all the holders of the Series A Preferred Stock requested the redemption of their shares. However, at the time, because the Company's liabilities exceeded its assets, the Company was prohibited under Delaware corporation law from commencing the redemption. The Company had informed the stockholders of the redemption provision. As of March 31, 2005, the Company was no longer prohibited from commencing the redemption and in April 2005, the Company began the redemption. The company has reflected the Series A Preferred Stock redemption payable as a liability on its Balance Sheet. As of June 30, 2005, the balance payable with respect to the Series A Preferred Stock redemption was $275,000. The Company has four remaining payments under the redemption of $69,000 each due on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. The Company will continue to make quarterly dividend payments as long as the Series A Preferred Stock redemption payable remains outstanding.

         SERIES B CONVERTIBLE PREFERRED STOCK

         The Company currently has 3,400,000 shares of Series B $1.00 Convertible Preferred Stock, or Series B Preferred Stock, outstanding. These shares were issued on April 10, 2002. In connection with this transaction, the Company issued to the purchasers warrants to purchase an aggregate of 1,700,000 shares of its common stock, at exercise prices ranging from $2.00 to $4.00 per share. Management estimated the fair value of these warrants at $434,000, based on an appraisal of previously issued options with similar terms and the trading price of the Company's stock, and this amount was recorded as additional paid-in capital. The Series B Preferred Stock has voting rights with respect to all matters presented to our stockholders, and is entitled to the number of votes equal to the number of shares of Common Stock into which it is convertible. The Series B Preferred Stock is not entitled to dividends or preemptive rights.

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         SALE OF SERIES D CONVERTIBLE PREFERRED STOCK

         On February 14, 2003, the Company issued 2,000,000 shares of newly created Series D $1.00 convertible preferred stock ("Series D stock") for a purchase price of $2,000,000 pursuant to a stock purchase and warrant agreement ("purchase agreement") with Stanford. On that date $1,500,000 of the purchase price was paid with $500,000 in cash and the conversion of $1,000,000 in bridge loans that Stanford granted to the Company in anticipation of the closing of the purchase agreement. The balance of the purchase price less interest due on the converted bridge loans and legal fees was paid on March 14, 2003. The Series D stock is convertible into common shares of the company at any time at the option of Stanford at the conversion rate 0.833333 common shares for each Series D share subject to certain anti-dilution adjustments. The Series D stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series D stock is convertible. The purchase agreement also provided for the reduction to $0.001 per common share of the purchase price of 1,500,000 warrants that were issued to Stanford and their designated warrant holders as part of the Series B stock sale in April 2002. In connection with warrant price reduction the Company recorded a dividend of $300,000 on the Series B stock as its estimate of the fair value of the transaction. The reduced warrant price contemplated the reverse stock split that was provided for in the purchase agreement and that was subsequently approved by the Company's stockholders on June 30, 2003. The warrants were exercised on July 24, 2003. Concurrently with the closing of the purchase agreement, the Company, Stanford and the CEO enter into a share exchange and note modification agreement ("modification agreement"). Under the modification agreement the CEO exchanged 7,000 Series C shares of the Company for 583,333 common shares of the Company. The modification agreement provided for a reduction to $0.001 per common share of the exercise price of 345,100 warrants that were previously issued to the CEO. The previously issued warrants consist of 200,000 warrants issued in connection with the Series B stock in April 2002 and 145,100 warrants issued in connection with personal loan guarantees by the CEO for the Company's debt. In connection with the warrant price reductions the Company recorded a dividend of $40,000 on the Series B stock and interest expense of $29,000 as its estimates of the fair value of the transactions. The reduced warrant price contemplated reverse stock split that was provided for in the purchase agreement and that was subsequently approved by the Company's stockholders on June 30, 2003. The warrants were exercised on July 24, 2003. Additionally, the CEO agreed to amend his $1,000,000 promissory note due from the Company, to provide for quarterly principal payments of $50,000 that were to commence on September 30, 2003 (Note 9).

         The shareholders of preferred stock issued by the Company have a liquidation preference over the common shareholders. The Series A Preferred shareholders have primary preferential liquidation rights at $5.10 per share, followed by the Series B, Series D and Series E Preferred shareholders at $1.00 per share each.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         SALE OF SERIES E CONVERTIBLE PREFERRED STOCK

         On March 31, 2005, The Company issued 2,500,000 shares of newly created Series E $1.00 convertible preferred stock ("Series E stock") for a purchase price of $2,500,000 pursuant to a stock purchase agreement ("purchase agreement") with SIBL, a principal stockholder of the Company. On that date the purchase price of $2.5 million was paid by the conversion and cancellation of $2.5 million of indebtedness under the Company's Commercial LOC with Stanford Financial, an affiliate of Stanford (see Note 6). The Series E stock is convertible into common shares of the Company at any time at the option of Stanford at a conversion rate of six Series E shares into one common share subject to certain anti-dilution adjustments. The Series E stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series E stock is convertible.

         STOCK OPTIONS

         During the year ended June 30, 2005, the Company granted to certain employees and non-employees, 360,000 stock options to purchase common stock at an average exercise price of $2.80. The range of exercise prices of options issued during the year was $1.01 to $4.25. The stock options vest over time of up to four years. All are exercisable over period of up to five years after vesting and expire at earlier of five years after the vesting date of each option or one month after the termination of employment or service agreement with the Company. The stock options were granted at strike prices, which were set at closing price of the Company's stock as listed on the NASDAQ Over-the-counter Bulletin Board and Pink Sheets as of the date of grant. During the year ended June 30, 2005, the Company cancelled 95,000 stock options that expired or had not vested at the time of employees and non-employees discontinued service with the Company and 55,000 stock options were exercised. The stock option grants during the year ended June 30, 2005 include 60,000 stock options to Board of Director members.

         During the year ended June 30, 2004, the Company granted to certain employees and non-employees, 410,000 stock options to purchase common stock at an average exercise price of $0.77. The range of exercise prices of options issued during the year was $0.24 to $1.01. Certain stock options vest immediately and others vest over time. All are exercisable over period of up to five years after vesting and expire at earlier of five years after the vesting date of each option or one month after the termination of employment or service agreement with the Company. The stock options were granted at strike prices, which were set at closing price of the Company's stock as listed on the NASDAQ Over-the-counter Bulletin Board and Pink Sheets as of the date of grant. During the year ended June 30, 2004, the Company cancelled 97,750 stock options that expired or had not vested at the time of employees and non-employees discontinued service with the Company. The stock option grants during the year ended June 30, 2004 include 50,000 stock options to Board of Director members.

         No options were granted during the year ended June 30, 2003.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         The following table summarizes information about stock option transactions for the years shown:

                                          YEAR ENDED                    YEAR ENDED                     YEAR ENDED
                                        JUNE 30, 2005                 JUNE 30, 2004                  JUNE 30, 2003
                                 --------------------------     --------------------------     --------------------------
                                                   WEIGHTED                      WEIGHTED                       WEIGHTED
                                                   AVERAGE                       AVERAGE                        AVERAGE
                                    OPTION         EXERCISE        OPTION        EXERCISE        OPTION         EXERCISE
                                    SHARES          PRICE          SHARES         PRICE          SHARES           PRICE
                                 -----------      ---------     -----------      ---------     -----------      ---------
Outstanding at beginning of
   period                            426,000      $    1.50         113,750      $    6.05         119,750      $   14.20
Options granted                      360,000           2.80         410,000           0.77              --             --
Options canceled                     (95,000)          0.91         (97,750)          3.74          (6,000)         25.45
Options exercised                    (55,000)          0.49              --             --              --             --
                                 -----------      ---------     -----------      ---------     -----------      ---------
Outstanding at end of period         636,000      $    2.41         426,000      $    1.50         113,750      $    6.05
                                 ===========      =========     ===========      =========     ===========      =========
Exercisable at end of period         182,000      $    2.68         121,250      $    2.96          95,667      $    6.76
                                 ===========      =========     ===========      =========     ===========      =========

         The weighted average remaining contractual life of the options outstanding at June 30, 2005, is 7.2 years.

         The following table provides information for the stock options granted during the year ended June 30, 2005:


                                                                                       WEIGHTED
                                                                                        AVERAGE          WEIGHTED
                                                                                       EXERCISE          AVERAGE
                                                                        NUMBER           PRICE          FAIR VALUE
                                                                       --------        ---------        ----------
         Options exercise price equal to stock price                    350,000        $    2.82        $     2.76
         Options exercise price exceeds the stock price                  10,000        $    2.20        $     1.84

         The following table provides additional information for stock options outstanding at June 30, 2005:

                                                      OUTSTANDING                           EXERCISABLE
                                          -------------------------------------------------------------------
                                                       WEIGHTED        WEIGHTED                      WEIGHTED
                    RANGE                              AVERAGE          AVERAGE                      AVERAGE
           ----------------------                      EXERCISE       CONTRACTUAL                    EXERCISE
             FROM            TO           NUMBER        PRICE            LIFE           NUMBER        PRICE
           --------       -------         ------      ----------      -----------      -------       --------
           $   0.30       $  0.33         35,000      $     0.31          6.5           22,500       $   0.31
           $   1.00       $  2.20        397,500      $     1.42          6.9          121,000       $   1.40
           $   3.80       $  5.00        190,000      $     4.08          8.2           25,000       $   5.00
           $   8.75       $ 20.00         13,500      $    13.75          3.6           13,500       $  13.75
                                         -------                                       -------
                                         636,000                                       182,000
                                         -------                                       -------


                                                        F-34

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         As of June 30, 2005, 2004 and 2003, the Company had reserved shares of common stock for the following purposes:

                                                           JUNE 30,     JUNE 30,    JUNE 30,
                                                             2005         2004        2003
                                                         -----------  -----------  -----------
         Options                                            636,000      426,000      113,750
         Warrants                                           132,500      189,063    2,122,042
         Series A Convertible Preferred Stock                     -            -       68,750
         Series B Convertible Preferred Stock             1,719,802    1,700,000    1,700,000
         Series D Convertible Preferred Stock             1,666,667    1,666,667    1,666,667
         Series E Convertible Preferred Stock               416,667            -            -
                                                         -----------  -----------  -----------

               Total                                      4,571,636    3,981,730    5,671,209
                                                         ===========  ===========  ===========


12.      COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases office space in Beverly Hills under an operating lease agreement expiring in September 2007. Future minimum rental payments required under the above leases as of June 30, 2005 are as follows:

                        YEARS ENDING JUNE 30
                           2006                                      $   224,000
                           2007                                          224,000
                           2008                                           56,000
                                                                     -----------
                                                                     $   504,000
                                                                     ===========

         Rent expense for all leases for the years ended June 30, 2005, 2004 and 2003 was $274,000 $386,000 and $388,000 respectively.

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

         GUARANTEED LIQUIDITY AND BUY BACK

         The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $12,807,000, $7,345,000 and $8,264,000 for years ended June 30, 2005, 2004 and 2003 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         GUARANTEED LIQUIDITY AND BUY BACK (CONTINUED)

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

         LEGAL PROCEEDINGS

         We have been sued by Heritage Capital Corporation ("Heritage"), a competitor of ours, in connection with our employment of Larry Abbott, a former employee of Heritage. This case is pending in the Dallas County District Court in Texas, pursuant to a petition filed June 3, 2005. The parties to this case include Heritage, Superior Galleries, Inc. and Mr. Abbott. In this case, Heritage has sued Mr. Abbott for breach of his employment agreement with that company, following his resignation in May 2005. Heritage further alleges that Mr. Abbott has misappropriated Heritage's trade secrets and that in hiring Mr. Abbott we have wrongfully interfered with Mr. Abbott's employment contract and employment relationship with Heritage. Heritage seeks actual and exemplary damages, attorneys' fees and costs in unspecified amounts and an order from the court concerning the enforceability and scope of the arbitration provisions of his employment contract. We intend to vigorously defend the claims against us in this matter.

         The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. Except as set forth above, the Company is not currently involved in any such litigation which it believes could have a material adverse effect on its financial condition or results of operations, liquidity or cash flows.

         STATE SALES AND USE TAXES

         The Company does not collect sales and use taxes for interstate sales. Management believes that the Company's sales to interstate customers are generally tax-exempt due to varying state exemptions relative to the definitions of being engaged in business in particular states and the

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         STATE SALES AND USE TAXES (CONTINUED)

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

13.      RELATED PARTY TRANSACTIONS

         On January 31, 2003, the Company entered into a consulting agreement with Stanford Group Company, and affiliate of SIBL, a principal stockholder of the Company to provide financial and advisory services for a three year period commencing on April 1, 2003. The annual fee for such services is $60,000 and is payable on a quarterly basis.

         On October 23, 2003, the Company's Board of Directors approved the sale of Superior's remaining fine art inventory to the Company's chief operating officer and a principal stockholder ("CEO"), who is also an independent dealer of fine art, for $350,000. The Company solicited bids from third parties and the bid from the CEO was the highest. The Company realized a gross profit of $16,000 on sale of the art inventory to the CEO. The sale was paid in full by reductions of notes payable to the CEO.

         On May 28, 2004, the Company's Board of Directors approved a short-term sub-lease of a portion of Superior's vacant Newport Beach facility to the CEO. The lease term was from June 1, 2004 through September 30, 2004 and provided for a monthly rental payment of $4,000. The sub-lease terminated concurrently with the Company's master lease of the Newport Beach facility on September 30, 2004.

         On May 18, 2005 the Company entered into a Primary Supplier Agreement with Stanford Coins & Bullion, Inc. ("Stanford C&B"), which is an affiliate of a principal shareholder, SIBL. Under this arrangement, which has a term of six months commencing June 1, 2005, Stanford C&B is required to provide Superior with a preferential right to source coins on a wholesale basis for that company. Stanford C&B will pay a flat 7% over Superior's bid for all rare coins and 3.5% for all generic coins. Superior will provide marketing services for Stanford C&B, including providing information on possible sales leads and making Superior's inventory of coins available on Stanford C&B's web site. For Stanford C&B's customers that sell coins through Superior's auctions, Superior will pay Stanford C&B a fee of 6%, and will pay their sales person a commission of 2%. During the year ended June 30, 2005 Stanford C&B purchased $1,576,000 of rare coins from Superior. Most of the rare coins purchased were prior to the effective date of the agreement.

         See also notes 2, 6, 7, 9 and 11 for discussion of additional transactions with related parties

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


14.      SELECTED QUARTERLY FINANCIAL DATA

         The following data present unaudited quarterly financial information for each of the eight quarters beginning with September 30, 2003 and ending on June 30, 2005. The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K. The financial information set forth below includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                                               FISCAL QUARTER ENDED
                                                   YEAR ENDED     ----------------------------------------------------
                                                    JUNE 30,       JUNE 30,      MAR. 31,      DEC. 31,      SEPT. 30,
                                                      2005          2005           2005          2004           2004
STATEMENTS OF OPERATIONS DATA                      ---------      ---------      --------      --------      ---------
                                                                      (in thousands, except per share data)
Total revenue                                      $  39,535      $  10,205      $ 11,658      $  8,403      $   9,269
Cost of sales                                         32,027          8,364         9,661         6,787          7,215
                                                   ---------      ---------      --------      --------      ---------
Gross profit                                           7,508          1,841         1,997         1,616          2,054
Selling, general and administrative expenses           7,708          2,114         2,098         1,642          1,854
                                                   ---------      ---------      --------      --------      ---------
Operating income (loss)                                 (200)          (273)         (101)          (26)           200
Other income (expense)                                  (415)          (135)         (102)         (104)           (74)
                                                   ---------      ---------      --------      --------      ---------
Income (loss) from before income tax provision          (615)          (408)         (203)         (130)           126
Income tax provision (benefit)                             1             --            --            --              1
                                                   ---------      ---------      --------      --------      ---------
Net income (loss)                                  $    (616)     $    (408)     $   (203)     $   (130)     $     125
                                                   =========      =========      ========      ========      =========
Net income (loss) per common share:
   from net income (loss), basic                   $   (0.13)     $   (0.09)     $  (0.04)     $  (0.03)     $    0.03
                                                   =========      =========      ========      ========      =========
   from net income (loss), fully diluted           $   (0.13)     $   (0.09)     $  (0.04)     $  (0.03)     $    0.02
                                                   =========      =========      ========      ========      =========
Weighted average shares outstanding:
   Basic                                               4,627          4,743         4,685         4,510          4,497
   Fully diluted                                       4,627          4,743         4,685         4,510          8,170





                                               SUPERIOR GALLERIES, INC.
                                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)


14.      SELECTED QUARTERLY FINANCIAL DATA (CONTINUED)


                                                                               FISCAL QUARTER ENDED
                                                   YEAR ENDED     ----------------------------------------------------
                                                    JUNE 30,       JUNE 30,      MAR. 31,      DEC. 31,      SEPT. 30,
                                                      2004           2004         2004         2003         2003
STATEMENTS OF OPERATIONS DATA                      ---------      ---------      --------      --------      ---------
                                                                 (in thousands, except per share data)
Total revenue                                      $  29,997      $   9,467      $  9,459      $  5,154      $   5,916
Cost of sales                                         23,382          7,394         7,120         4,242          4,625
                                                   ---------      ---------      --------      --------      ---------
Gross profit                                           6,615          2,073         2,339           912          1,291
Selling, general and administrative expenses           5,958          1,659         1,603         1,387          1,310
                                                   ---------      ---------      --------      --------      ---------
Operating income (loss)                                  657            414           736          (475)           (19)
Other income (expense)                                   (92)           (54)            9             2            (49)
                                                   ---------      ---------      --------      --------      ---------
Income (loss) from before income tax provision           565            360           745          (473)           (68)
Income tax provision (benefit)                            13              3             5             6             (2)
                                                   ---------      ---------      --------      --------      ---------
Net income (loss)                                  $     552      $     357      $    740      $   (479)     $     (66)
                                                   =========      =========      ========      ========      =========

Calculation of net income (loss) per share
Net income (loss)                                  $     552      $     357      $    740      $   (479)     $     (66)
Preferred stock accretion                                (50)            --           (17)          (17)           (17)
Preferred stock dividends                                (37)            --           (12)          (13)           (12)
                                                   ---------      ---------      --------      --------      ---------
Net income (loss) applicable to common shares      $     465      $     357      $    711      $   (508)     $     (95)
                                                   ---------      ---------      --------      --------      ---------
Net income (loss) per common share:
   from net income (loss), basic                   $    0.11      $    0.08      $   0.16      $  (0.11)     $   (0.02)
                                                   =========      =========      ========      ========      =========
   from net income (loss), fully diluted           $    0.06      $    0.04      $   0.09      $  (0.11)     $   (0.02)
                                                   =========      =========      ========      ========      =========
Weighted average shares outstanding:
   Basic                                               4,370          4,486         4,486         4,486          4,020
   Fully diluted                                       8,098          8,163         8,223         4,486          4,020


                                                         F-40

                            SUPERIOR GALLERIES, INC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Superior Galleries, Inc.
Beverly Hills, California

Our audits as of June 30, 2005 and 2004 and for each of the two years in the period ended June 30, 2005 were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
August 2, 2005

                                        SUPERIOR GALLERIES, INC.
                                               SCHEDULE II
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS AND INVENTORY RESERVES


                                                          Charged to
                                            Balance at     expenses/       Application
                                            Beginning       against          against        Balance at
          (In thousands)                     of Year        revenue          assets         End of Year
                                            ---------     ----------       -----------      -----------
  Allowance for doubtful accounts:
     Year ended June 30, 2003               $      25          251              --          $       271
     Year ended June 30, 2004               $     271           20             (32)         $       259
     Year ended June 30, 2005               $     259           --            (137)         $       122

  Inventory reserve:
     Year ended June 30, 2003               $     525          140              --          $       665
     Year ended June 30, 2004               $     665           --            (665)         $        --
     Year ended June 30, 2005               $      --           --              --          $        --


                                                  F-42

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

3.1 Certificate of Incorporation of Superior Galleries, Inc. (including Certificates of Designation of Superior Galleries, Inc., relating to Series A $5.00 Redeemable 8% Convertible Preferred Stock, Series B $1.00 Convertible Preferred Stock and Series D $1.00 Convertible Preferred Stock) (incorporated herein by this reference to Exhibit D to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
3.2 Certificate of Designation of Superior Galleries, Inc., relating to Series E $1.00 Convertible Preferred Stock (incorporated herein by this reference to Exhibit 3.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005).
3.3 Bylaws of Superior Galleries, Inc. (incorporated herein by this reference to Exhibit E to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
4.1 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit A to the definitive Proxy Statement of Tangible Asset Galleries, Inc., filed under the Exchange Act on June 5, 2003).
4.2 Form of Nonqualified Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.2 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003) .
4.3 Form of Employee Incentive Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.3 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
4.4 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit G included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
4.5 Form of Warrant to Purchase Common Stock Issued to Series A Preferred Stock Investors (incorporated herein by this reference to Exhibit 4.14 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
4.6 Warrant to Purchase 1,500,000 Shares of Common Stock dated June 15, 2001 Issued to Silvano DiGenova (incorporated herein by this reference to Exhibit 4.9 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
4.7 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit
         4.10 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
4.8 Warrant to Purchase 250,000 Shares of Common Stock dated June 26, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.11 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
4.9 Warrant to Purchase 250,000 Shares of Common Stock dated November 14, 2000 Issued to NRLP (incorporated herein by this reference to Exhibit
         4.12 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

4.10 Warrant to Purchase 500,000 Shares of Common Stock dated July 3, 2001 Issued to KSH Investment Fund LLP (incorporated herein by this reference to Exhibit 4.13 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
4.11 Liquidation Preferences Agreement between Tangible Asset Galleries, Inc., the holders of the outstanding Series B Preferred Stock of Tangible Asset Galleries, Inc. and Stanford Venture Capital Holdings, Inc. dated January 31, 2003 (incorporated herein by this reference to Exhibit 4.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (incorporated herein by this reference to exhibit E included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
10.1 Series E Preferred Stock Purchase Agreement dated as of March 29, 2005, between Superior Galleries, Inc. and Stanford Investment Bank Limited (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005).
10.2 Registration Rights Agreement dated as of March 29, 2005 and between Superior Galleries, Inc. and Stanford Investment Bank Limited (incorporated herein by this reference to Exhibit 10.4 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005).
10.3 Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.14 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
10.4 Registration Rights Agreement dated January 31, 2003 by and among Tangible Asset Galleries, Inc. and holders of our Series B Preferred Stock, Series C Preferred Stock, Series D Stock and Certain Warrants (incorporated herein by this reference to Exhibit 10.3 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on March 3, 2003).
10.5 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova. (incorporated herein by this reference to Exhibit 10.16 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
10.6 Employment Agreement dated December 27, 2002 between Tangible Asset Galleries, Inc. and Paul Biberkraut (incorporated herein by this reference to Exhibit 10.6 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
10.7 Commercial Loan and Security Agreement dated October 13, 2003 between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act, filed October 16, 2003).
10.8 Commercial Note by Superior Galleries, Inc. to Stanford Financial Group Company dated October 1, 2003 (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed October 16, 2003).

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
10.9 Secured Revolving Line of Credit Agreement dated August 8, 2002 between Tangible Asset Galleries, Inc. and John Wesley English (incorporated herein by reference to Exhibit 10.9 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004).
10.10 Renewal and Modification Agreement dated September 30, 2003 between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by reference to Exhibit 10.10 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24,
         2004)
10.11 Promissory Note in the maximum amount of $1,000,000, dated February 10, 2003, from Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit 10.11 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24,
         2004)
10.12 Promissory Note dated December 10, 2002 by Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit
         10.12 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
10.13 Promissory Note dated December 13, 2002 by Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit
         10.13 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
10.14 Series D Preferred Stock Purchase and Warrant Exercise Agreement dated January 31, 2003, between Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc., Silvano DiGenova and certain warrant holders (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3,
         2003).
10.15 Share Exchange and Note Modification Agreement dated January 31, 2003 between Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc. and Silvano DiGenova (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
10.16 Consulting Agreement between Tangible Asset Galleries, Inc. and Stanford Venture Capital Holdings, Inc., dated January 31, 2003 (incorporated herein by reference to Exhibit 10.16 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24,
         2004)
10.17 Independent Contractor and Proprietary Information Agreement dated July 1, 2003 between Superior Galleries, Inc. and Stephen Deeds, Inc. (incorporated herein by reference to Exhibit 10.17 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24,
         2004)
10.18 First Amendment to Renewal and Modification Agreement dated December 15, 2004 between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by reference to Exhibit 10.18 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
10.19 Waiver and Extension Agreement dated December 29, 2004 between Silvano DiGenova and Superior Galleries, Inc. (incorporated herein by reference to Exhibit 10.19 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
10.20 Investor Relations Agreement dated December 30, 2004 between American Capital Ventures, Inc. and Superior Galleries, Inc. (incorporated herein by reference to Exhibit 10.20 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
10.21 Promissory note dated October 1, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer (incorporated herein by reference to Exhibit
         10.21 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

10.22 Promissory note dated October 14, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer ((incorporated herein by reference to Exhibit 10.22 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004))
10.23 Promissory note dated October 25, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer (incorporated herein by reference to Exhibit
         10.23 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
10.24 Amendment Dated as of March 29, 2005 to Commercial Loan and Security Agreement between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005)
10.25 Commercial Note dated as of March 29, 2005 by Superior Galleries, Inc. in favor of Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.3 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005)
10.26 Primary Supplier Agreement dated May 18, 2005 between Superior Galleries, Inc. and Stanford Coins and Bullion (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on May 18,
         2005).
10.27 Second Extension to Commercial Loan and Security Agreement between Superior Galleries, Inc. and Stanford Financial Group, Incorporated dated as of July 21, 2005 (executed July 31, 2005) (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on August 2,
         2005).
10.28 Second Amendment to Renewal and Modification Agreement, dated as of July 31, 2005, by and between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on August 2, 2005).
14.1     Superior Galleries, Inc. Code of Ethics (filed herewith).
31.1 Certification of CEO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2 Certification of CFO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 (filed herewith)
32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 (filed herewith)

----------------