Form 10-Q
period 2005-09-30
SUPERIOR GALLERIES INC
filed 2005-10-26
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

         Commission File No. 0-27121

                            SUPERIOR GALLERIES, INC.
             (Exact name of registrant as specified in Its charter)

            DELAWARE                                          35-2208007
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                         Identification Number)

         9478 WEST OLYMPIC BLVD                                  90212
(Address of principal executive offices)                       (Zip Code)

                                 (310) 203-9855
              (Registrant's telephone number, including area code)


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

                      Yes   [X]       No  [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                      Yes   [ ]       No  [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                      Yes   [ ]       No  [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Title of each class of Common Stock           Outstanding as of October 14, 2005
-----------------------------------           ----------------------------------
Common Stock, $0.001 par value                4,819,942

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3

         Balance Sheets at September 30, 2005 (Unaudited) and June 30, 2005....3

         Statements of Income and Operations (Unaudited) for the three months ended September 30, 2005 and 2004..............................5

         Statements of Cash Flows (Unaudited) for the three months ended
         September 30, 2005 and 2004...........................................6

         Notes to Interim Financial Statements (Unaudited) at
         September 30, 2005....................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........30

Item 4.  Controls and Procedures..............................................31

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........32

Item 3.  Defaults Upon Senior Securities......................................32

Item 4.  Submission of Matters to a Vote of Security Holders..................32

Item 5.  Other Information....................................................32

Item 6.  Exhibits and Reports on Form 8-K.....................................35


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            SUPERIOR GALLERIES, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               September     June 30,
                                                               30, 2005        2005
                                                              (Unaudited)
                                                                --------     --------
ASSETS

CURRENT ASSETS
  Cash                                                          $   695      $   417
  Accounts receivable, net of allowance for uncollectible
     accounts of $154 (Sep. 2005) and $122 (Jun. 2005)            6,906        4,969
  Auction and customer advances                                   3,176        4,950
  Inventories                                                     9,226        8,713
  Prepaid expense and other                                         372          346
                                                                --------     --------
     Total current assets                                        20,375       19,395
                                                                --------     --------
LONG-TERM ASSETS
  Property and equipment, net                                       197          220
                                                                --------     --------

     Total long-term assets                                         197          220
                                                                --------     --------

         TOTAL ASSETS                                           $20,572      $19,615
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - related party                                $ 8,000      $ 9,250
  Line of credit                                                  2,200        2,200
  Accounts payable and accrued expenses                           7,483        5,154
  Notes payable to a related party                                  350          350
  Notes payable                                                     650          650
  Series A stock redemption payable                                 206          275
                                                                --------     --------

     Total current liabilities                                   18,889       17,879
                                                                --------     --------

LONG-TERM LIABILITIES
  Notes payable to a related party, net of current portion          350          400
                                                                --------     --------

     Total long-term liabilities                                    350          400
                                                                --------     --------

         TOTAL LIABILITIES                                       19,239       18,279
                                                                --------     --------

COMMITMENTS AND CONTINGENCIES

        See accompanying notes to unaudited interim financial statements




                                           SUPERIOR GALLERIES, INC.
                                          BALANCE SHEETS (CONTINUED)
                                                (IN THOUSANDS)

                                                                             September       June 30,
                                                                              30, 2005         2005
                                                                             (Unaudited)
                                                                              ---------      ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, 693 shares undesignated,
     none outstanding
  Series B convertible preferred stock, $1.00 par value, 3,400 shares designated, 3,400 shares issued
     and outstanding with a liquidation preference of $3,400                     2,967          2,967
  Series D convertible preferred stock, $1.00 par value, 2,000 shares designated, 2,000 shares issued and
     outstanding with a liquidation preference of $2,000                         1,931          1,931
  Series E convertible preferred stock, $1.00 par value, 2,500 shares designated, 2,500 shares issued and
     outstanding with a liquidation preference of $2,500                         2,488          2,488
  Common stock, $0.001 par value, 20,000 shares authorized; 4,820 shares
     issued and outstanding as of September 30, 2005 and June 30, 2005               5              5
  Additional paid in capital                                                     8,562          8,459
  Accumulated deficit                                                          (14,620)       (14,514)
                                                                              ---------      ---------
     Total stockholders' equity (deficit)                                        1,333          1,336
                                                                              ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $ 20,572       $ 19,615
                                                                              =========      =========


                       See accompanying notes to unaudited interim financial statements

                                                    Page 4

                            SUPERIOR GALLERIES, INC.
                       STATEMENTS OF INCOME AND OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                           Three Months Ended
                                                        ------------------------
                                                        September      September
                                                        30, 2005       30, 2004
                                                        ---------      ---------

Net sales                                               $ 10,948       $  8,513
Commission income                                            705            757
                                                        ---------      ---------
TOTAL REVENUE                                             11,653          9,270

COST OF REVENUE                                            9,342          7,216
                                                        ---------      ---------

GROSS PROFIT                                               2,311          2,054

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               2,301          1,854
                                                        ---------      ---------

Income from operations                                        10            200
                                                        ---------      ---------

OTHER INCOME (EXPENSE)
   Interest income                                           113            101
   Interest expense                                         (227)          (175)
   Other expense, net                                         --             --
                                                        ---------      ---------
     Total other income (expense)                           (114)           (74)
                                                        ---------      ---------

INCOME (LOSS) BEFORE PROVISION FOR TAXES                    (104)           126

INCOME TAX PROVISION                                           1              1
                                                        ---------      ---------

NET INCOME (LOSS)                                       $   (105)      $    125
                                                        =========      =========

NET INCOME (LOSS) PER SHARE
   basic                                                $  (0.02)      $   0.03
                                                        =========      =========
   fully diluted                                        $  (0.02)      $   0.02
                                                        =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   basic                                                   4,820          4,497
                                                        =========      =========
   fully diluted                                           4,820          8,170
                                                        =========      =========

        See accompanying notes to unaudited interim financial statements


                                           SUPERIOR GALLERIES, INC.
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                (In thousands)

                                                                                   Three Months Ended
                                                                                 ------------------------
                                                                                 September      September
                                                                                 30, 2005       30, 2004
                                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                 $  (105)      $   125
Adjustments to reconcile net income (loss) to net cash
  provided by (used) in operating activities:
     Depreciation and amortization                                                     28            16
     Fair value of common stock options granted                                       102            23
     Fair value of common stock issued for services                                    --            30
Increase (decrease) in cash from changes in assets and liabilities:
     Accounts receivable                                                           (1,938)          340
     Auction and customer advances, net                                             1,775         1,381
     Inventories                                                                     (513)       (1,324)
     Prepaid expenses and other                                                       (25)          (55)
     Other assets                                                                      --            11
     Accounts payable and accrued expenses                                          2,328        (1,820)
                                                                                  --------      --------
Net cash provided by (used in) operating activities                                 1,652        (1,273)
                                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                 (5)          (10)
                                                                                  --------      --------

Net cash used in investing activities                                                  (5)          (10)
                                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under related party line of credit                                    3,000         1,400
   Repayments under related party line of credit                                   (4,250)         (500)
   Repayments under related party debt                                                (50)           --
   Payments under Series A preferred stock redemption                                 (69)           --
                                                                                  --------      --------

Net cash (used in) provided by financing activities                                (1,369)          900
                                                                                  --------      --------

Net increase (decrease) in cash and equivalents                                       278          (383)

Cash and cash equivalents, beginning of period                                        417           447
                                                                                  --------      --------

Cash and cash equivalents, end of period                                          $   695       $    64
                                                                                  ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                                     $   227       $   174
                                                                                  ========      ========
     Income taxes                                                                 $     1       $     1
                                                                                  ========      ========

                       See accompanying notes to unaudited interim financial statements

                                                    Page 6

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         UNAUDITED INTERIM FINANCIAL INFORMATION. The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The balance sheet as of June 30, 2005 has been derived from the audited financial statements of Superior Galleries, Inc. ("Superior" or the "Company") at that date.

         In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements for the year ended June 30, 2005 contained in Superior's financial statements included in its Annual Report on Form 10-K filed on August 11, 2005.

         INVENTORIES

         Inventories consisting of rare coins are stated at the lower of cost (on a specific identification basis) or market.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Areas where significant estimation is involved include, but are not limited to, the evaluation of the collectibility of accounts receivable, auction and customer advances, the realizability and valuation of inventories, and valuation of stock-based compensation.

         REVENUE RECOGNITION

         The Company generates revenue from wholesale and retail sales of rare coins and precious metals bullion. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. We recognize sales on an F.O.B. shipping point basis.

         The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of September 30, 2005 and June 30, 2005, management has established an accounts receivable reserve of $154,000 and $122,000, respectively.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED)

         Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

         The Company also sells rare coins to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year. The Company grants credit to retail customers based on Revenue Recognition (continued)extensive credit evaluations and for existing retail customers based on established business relationships and payment histories. When a retail customer is granted credit, the Company generally collects a payment of 25% of the sales price, establishes a payment schedule for the remaining balance and holds the merchandise as collateral as security against the customer's receivable until all amounts due under the credit arrangement are paid in full. If the customer defaults in the payment of any amount when due, the Company may declare the customer's obligation in default, liquidate the collateral in a commercially reasonable manner using such proceeds to extinguish the remaining balance and disburse any amount in excess of the remaining balance to the customer.

         Under this retail arrangement, revenues are recognized when the customer agrees to the terms of the credit and makes the initial payment. Less than 5% of the Company's sales are retail credit sales. The Company has limited-in-duration money back guaranty policies (as discussed below).

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED)

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

         Buyers' and sellers' commissions are recognized upon the confirmation of the identification of the Revenue Recognition (continued)winning bidders. Funds charged to winning bidders include the hammer price plus the commission. Only the commission portion of the funds received by winning bidders is recorded as revenue.

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

         STOCK BASED COMPENSATION

         The Company has a stock based compensation plan ("2003 Omnibus Stock Option Plan" or "2003 Plan") for the benefit of its employees, directors and outside consultants. The 2003 Plan was shareholder approved and permits the granting of up to 800,000 options to purchase the Company's common stock. Effective with the Company's current fiscal year that began on July 1, 2005, the Company has adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENTS" using the modified prospective application transition method.

         As part of adopting the modified prospective approach during the transitional period, the Company has implemented the modified prospective application for SFAS No. 123(R) that includes the determination of a one-time cumulative effect adjustment for the portion of stock options granted after December 15, 1994 that had not vested by June 30, 2005. No cumulative effect adjustment was required as the Company accounted for the 2003 Plan under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" instead of SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," prior to July 1, 2005.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

         STOCK BASED COMPENSATION (CONTINUED)

         For fiscal years prior to July 1, 2005, the Company accounted for the 2003 Plan under the recognition and measurement principles of Accounting Principles Board Opinion No, 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. The Company had adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE," an amendment of FASB Statement No. 123. The following table illustrates the effect on net income (loss) and income
         (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended September 30, 2004:

                                                                                        2004
                                                                                   ------------
                 Net income (loss) applicable to common shares, as reported        $       125
                 Add: Stock-based employee compensation included reported net income (loss)
                 Less:    Total stock-based employee compensation expense
                          determined under Black-Scholes option pricing model,
                          net of tax effects                                                60
                                                                                   ------------
                 Pro forma net income (loss)                                       $        65
                                                                                   ============
                 Earnings (loss) per share - as reported:
                      Basic                                                        $      0.03
                      Diluted                                                      $      0.02

                 Earnings (loss) per share - pro forma:
                      Basic                                                        $      0.01
                      Diluted                                                      $      0.01

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

2.       DESCRIPTION OF BUSINESS

         Superior is primarily a wholesaler, retailer and auctioneer of rare coins. The Company is based in Beverly Hills, California.

3.       INVENTORIES

         The Company's inventories consist of rare coins. The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in one to two of these agreements. As of September 30, 2005 and June 30, 2005, inventory totals reflected the Company's total proportional ownership and does not include any minority interest claims in regard to such partnership arrangements.

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


                                          September 30, 2005     June 30, 2005
                                          ------------------     -------------
                                                      (in thousands)
         Auction advances                  $         1,917       $        3,358
         Customer inventory advances                 1,259                1,592
                                           ----------------      ---------------
                                           $         3,176       $        4,950
                                           ================      ===============

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

5.       LINE OF CREDIT - RELATED PARTY

         On October 13, 2003, Superior executed a Commercial Loan and Security Agreement ("LOC"`) with Stanford Financial Group Company ("Stanford Financial"), an affiliate of a principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"), to provide the Company with a $7.5 million line of credit for purposes of financing inventory, auction advances and inventory loans to other rare coin dealers and collectors. On March 31, 2005, Stanford Financial Group Company's affiliate, SIBL, pursuant to its purchase of $2.5 million of the Company's Series E stock assumed, converted and cancelled $2.5 million of the Company's indebtedness under the Commercial LOC. In addition, Stanford Financial further amended the Commercial LOC increasing the line of credit to $10 million. The Commercial LOC bears interest at the prime-lending rate (6.75% at September 30, 2005) and is secured by substantially all of Superior's assets. Effective July 21, 2005 the Commercial LOC was renewed through October 1, 2006. As of September 30, 2005 the outstanding balance was $8,000,000 and there was no accrued interest payable.

6.       LINE OF CREDIT

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by the inventory of the Company and a personal guarantee of the Company's CEO, and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of Company and to consider the default cured at that time. The amendment also requires monthly interest payments beginning on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provides for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. Effective July 31, 2005 the Renewal and Modification Agreement was further amended to provide for principal payments in the aggregate amount of $500,000, payable in minimum monthly payments of $50,000 beginning October 1, 2005, with the remaining principal balance of $1,700,000 to be paid on September 1, 2006. As of September 30, 2005 the outstanding Line of Credit balance was $2,200,000 and there was no accrued interest payable.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

7.       NOTE PAYABLE TO A RELATED PARTY

         On April 10, 2002 the Company executed a subordinated note payable in the amount of $1,000,000 to the Company's Chief Executive Officer and a principal stockholder ("CEO") bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. As the CEO did not enforce the repayment obligation, the amount had been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The Company is in arrears of $150,000 of principal payments. However, the CEO verbally agreed to delay these principal repayments until no later than December 31, 2005. As of the September 30, 2005, the outstanding balance was $700,000 and there was no accrued interest payable.

8.       NOTES PAYABLE

         During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest is payable monthly. As of September 30, 2005, the outstanding balance was $650,000 and there was no accrued interest payable.

9.       EQUITY

         AUTHORIZED CAPITAL CHANGES

         On August 19, 2005 a majority of the Company's stockholders approved by written consent an amendment to the Company's articles of incorporation to increase the authorized number of common shares from 12,500,000 to 20,000,000. The amendment became effective on September 20, 2005.

         STOCK OPTIONS

         The Company's 2003 Omnibus Stock Option Plan ("2003 Plan") is shareholder approved and permits the granting of up to 800,000 options to purchase the Company's common stock to its employees, directors and outside consultants. Stock option awards are granted with an exercise price that is equal to or greater than the market price of the Company's common stock on the date of the grant. The options vest generally over a range of one to five years and expire five years after the final vesting date. Stock options under the 2003 Plan provide for accelerated vesting if there is a change in control (as defined by the 2003 Plan).

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

9.       EQUITY (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture based on management assessment of historical employee termination experience. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company's dividend history. The stock volatility factor is based on the past three years of market prices of the Company's common stock. The expected life of an option grant is based on its vesting period. The fair value of each option grant is recognized as compensation expense over the expected life of the option on a straight line basis.

         During the three month period ended September 30, 2005, the Company granted to employees and directors 50,000 stock options to purchase common shares with exercise prices ranging from $2.75 to $3.02. The Company has estimated, based on historical data, that all stock options issued during the three months ended September 30, 2005 will vest. The options vest in one year and expire five years after vesting. During the three month period ended September 30, 2005, the Company canceled 76,667 stock options to purchase common shares that were forfeited by former employees. The Company records expenses on a straight line basis over the vesting term of the stock options based on fair value using the Black-Scholes option pricing model. For stock options issued during the three month period ended September 30, 2005 the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

                  Risk free interest rate                3.50%
                  Dividends                                  -
                  Volatility factor                       250%
                  Expected life                         1 year
                  Annual forfeiture rate                    0%

         The following table summarizes information about stock option transactions for the period shown:

                                                         THREE MONTH PERIOD
                                                               ENDED
                     ALL OPTIONS                         SEPTEMBER 30, 2005
                                                      -----------------------
                                                                     WEIGHTED
                                                                     AVERAGE
                                                                     EXERCISE
                                                                      PRICE
                                                                 ------------
         Outstanding at beginning of period           636,000    $       2.41
         Options granted                               50,000            2.80
         Options forfeited                            (76,667)           1.90
         Options expired                                    -            -
         Options exercised                                  -            -
                                                     --------    ------------
         Outstanding at end of period                 609,333    $       2.51
                                                     ========    ============
         Exercisable at end of period                 205,333    $       2.65
                                                     ========    ============

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

9.       EQUITY (CONTINUED)

         STOCK OPTIONS (CONTINUED)

                                                        THREE MONTH PERIOD
                                                              ENDED
                  NON-VESTED OPTIONS                    SEPTEMBER 30, 2005
                                                      ----------------------
                                                                    WEIGHTED
                                                                     AVERAGE
                                                                    EXERCISE
                                                                     PRICE
                                                                 ------------
         Non-vested at beginning of period            464,000    $       2.28
         Options granted                               50,000            2.80
         Options forfeited                            (76,667)           1.90
         Options expired                                    -            -
         Options vested                               (33,333)           2.00
                                                     ---------   ------------
         Non-vested at end of period                  404,000    $       2.44
                                                     =========   ============

         The weighted average grant-date fair value of options granted during the three month period ended September 30, 2005 was $2.17 per share.

         The weighted average remaining contractual lives of the options outstanding and options exercisable at September 30, 2005, were 6.6 years and 4.6 years respectively.

         The Company recorded $102,000 of compensation expense for employee stock options during the three month period ending September 30, 2005. At September 30, 2005 there was total of $808,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2003 Plan. The cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the three month period ended September 30, 2005 was approximately $66,000.

         No comparable information is presented for the three month period ended September 30, 2004 as the Company adopted the disclosure requirements for SFAS No. 123(R) using a modified prospective approach effective with periods commencing on July 1, 2005.

10.      CONTINGENCIES

         GUARANTEED LIQUIDITY AND BUY BACK

         The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $4,413,000 and $1,947,000 for the three months ended September 30, 2005 and 2004 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

10.      CONTINGENCIES (CONTINUED)

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

         LEGAL PROCEEDINGS

         The Company has been sued by Heritage Capital Corporation ("Heritage"), a competitor, in connection with the Company's employment of Larry Abbott, a former employee of Heritage. This case is pending in the Dallas County District Court in Texas, pursuant to a petition filed June 3, 2005. The parties to this case include Heritage, Superior Galleries, Inc. and Mr. Abbott. In this case, Heritage has sued Mr. Abbott for breach of his employment agreement with that company, following his resignation in May 2005. Heritage further alleges that Mr. Abbott has misappropriated Heritage's trade secrets and that in hiring Mr. Abbott the Company has wrongfully interfered with Mr. Abbott's employment contract and employment relationship with Heritage. Heritage seeks actual and exemplary damages, attorneys' fees and costs in unspecified amounts and an order from the court concerning the enforceability and scope of the arbitration provisions of his employment contract. The Company intends to vigorously defend the claims against it in this matter.

         The Company may from time to time be involved in various other claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. Except as set forth above, the Company is not currently involved in any such litigation which it believes could have a material adverse effect on its financial condition or results of operations, liquidity or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS:

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding our financial condition, operating results, business prospects or any other information or aspect of our company, you are advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to:

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

         STOCK-BASED COMPENSATION. Our 2003 Omnibus Stock Option Plan ("2003 Plan") is shareholder approved and permits the granting of up to 800,000 options to purchase our common stock to our employees, directors and outside consultants. Stock option awards are granted with an exercise price that is equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of one to five years and expire five years after the final vesting date. Stock options under the 2003 Plan provide for accelerated vesting if there is a change in control (as defined by the 2003 Plan).

         The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture based on management assessment of historical employee termination experience. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on our dividend history. The stock volatility factor is based on the past three years of market prices of our common stock. The expected life of an option grant is based on its vesting period. The fair value of each option grant is recognized as compensation expense over the expected life of the option on a straight line basis.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                            THREE MONTHS ENDED (IN THOUSANDS)
                                         -------------------------------------
                                           SEPTEMBER                 SEPTEMBER                                 %
                                           30, 2005         %         30, 2004         %       CHANGE       CHANGE
                                         -----------      -----    ------------      -----   ----------     ------
  Net Sales                              $   10,948         94%    $     8,513         92%   $   2,435         29%
  Commission Income                             705          6%            757          8%         (52)        -7%
                                         -----------      -----    ------------      -----   ----------     ------
  Total revenue                              11,653        100%          9,270        100%       2,383         26%
  Cost of revenue                             9,342         80%          7,216         78%       2,126         29%
                                         -----------      -----    ------------      -----   ----------     ------

  Gross profit                                2,311         20%          2,054         22%         257         13%
  Selling, general & administrative
     expenses                                 2,301         20%          1,854         20%         447         24%
                                         -----------      -----    ------------      -----   ----------     ------

  Income (loss) from operations                  10          0%            200          2%        (190)       -95%
  Other income (expense)                       (114)        -1%            (74)        -1%         (40)        54%
                                         -----------      -----    ------------      -----   ----------     ------

  Income (loss) before provision for
  taxes                                        (104)        -1%            126          1%        (230)      -183%
  Income tax provision                            1          0%              1          0%           -          0%
                                         -----------      -----    ------------      -----   ----------     ------

  Net Income (loss)                      $     (105)        -1%    $       125          1%   $    (230)      -184%
                                         ===========      =====    ============      =====   ==========     ======

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         Our net loss for the three months ended September 30, 2005 was $105,000 or $0.02 and $0.02 per share on a basic and diluted basis respectively as compared to a net income of $126,000 or $0.03 and $0.02 per share on a basic and diluted basis respectively for the three months ended September 30, 2004. Although we achieved higher revenue as compared to same quarter last year, the unfavorable mix of revenue and higher operating costs diminished our profitability.

REVENUES

         The table below sets forth our primary sources of revenue for the periods indicated:

                                         THREE MONTHS ENDED (IN THOUSANDS)
                                ----------------------------------------------------
                                 SEPTEMBER                   SEPTEMBER                                    %
                                  30, 2005         %          30, 2004         %         CHANGE         CHANGE
                                -------------    -------    -------------    -------    ----------    ----------
Net Sales
   Rare Coin - Wholesale         $    6,534         56%      $    6,565         71%        $  (31)           0%
   Rare Coin - Retail                 4,414         38%           1,948         21%         2,466          127%
                                -------------    -------    -------------    -------    ----------    ----------
Total Net Sales                      10,948         94%           8,513         92%         2,435           29%
Commission Income                       705          6%             757          8%           (52)          -7%
                                -------------    -------    -------------    -------    ----------    ----------
Total Revenue                    $   11,653        100%      $    9,270        100%        $2,383           26%
                                =============    =======    =============    =======    ==========    ==========

         Total revenue for the three months ended September 30, 2005 increased $2,383,000 or 26% to $11,653,000 from $9,270,000 for the three months ended
September 30, 2004. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the three months ended

September 30, 2005 decreased $31,000 or 0% over the comparable period in 2004. Retail rare coin sales for the three months ended September 30, 2005 increased $2,466,000 or 127% over the comparable period in 2004. On a combined basis, sales of rare coins increased $2,435,000 or 29% over the comparable period in 2004. This increase was primarily due to continued strong market demand which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market and due to our higher levels of inventory available for sale, which resulted from the availability to us of increased financing to purchase that inventory. Commission income for the three months ended September 30, 2005 was $705,000, a decrease of $52,000, or 7% over the comparable period in 2004. This decrease was primarily due to the continued pressure on commission rates caused by the aggressive pricing of our competitors; this pricing pressure precluded us from increasing our market share. Auction sales (hammer prices realized) were $7,841,000 for the three months ended September 30, 2005 as compared to $7,363,000 for the three months ended September 30, 2004 reflecting an increase of 6%.

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

         We believe that for our revenue to continue to grow in the future we must continue to expand and diversify our distribution channels. We are continually considering, testing and implementing several growth strategies.

         To expand our wholesale sales efforts in October 2005 we entered into an informal preferred supplier arrangement with Stanford Coins and Bullion, Inc. ("Stanford C&B"), a rare coin retailer and affiliate of our principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"). This arrangement replaced a Primary Supplier Agreement that terminated upon the completion of the parties' obligations in September 2005. In addition to providing us a preferred status as a supplier, Stanford C&B will exclusively refer their customers wishing to sell rare coins via auctions to our auction division. While we anticipate that this arrangement will likely result in increased coins sales by us, we are unable to predict the magnitude of that increase.

         In January 2005, we began to supply internet retailer Amazon.com with rare coins on a test basis. Our current relationship with Amazon.com is simply to provide that company, on a nonexclusive basis, with coins to be offered for sale on its website. We pay Amazon.com a commission, which is presently 15%, on any sales it makes through this relationship. We have yet to determine the length of the test period with Amazon.com. Over the medium and long-term our growth strategy for wholesale type distribution channels includes hiring of additional numismatic traders, acquiring small rare coin dealers and supplying rare coins to other retailers. We have yet to determine the associated costs of our medium and long-term growth strategies in the areas discussed above. We may extend or terminate any of these arrangements at any time.

         To expand our retail and auction distribution channels, we are continuing to upgrade our web-site. These upgrades include software tools to integrate our web-site with our operational, customer relationship management and financial software, increase traffic to our web-site, improve and automate communication with existing and potential customers, and further enhance our on-line auction capabilities. The estimated costs to be incurred for this upgrade are approximately $100,000. We may consider further upgrades to our website during this year, but we have yet to determine the costs associated with these potential upgrades. We are continuing in our efforts to list rare coins on multiple Internet venues including our own web-site, and eBay and Overstock.com both in their regular listing formats and on their auction platforms. Other growth plans include the expansion of frequency of our on-line auction activities.

         Our ability to expand our wholesale, retail and auction operations is dependent in part upon the success of the strategies described above, which we have not yet evaluated. The implementation of these strategies may not result in increased revenues. We will seek to determine whether the expected benefits from these strategies, measured principally in terms of increased revenue, justifies the costs of implementing them. If we determine that any of these strategies is not cost-effective, we will terminate or amend the strategy. We cannot assure you that our growth plans will generate enough revenue to cover the additional operating costs associated with these growth plans.

COST OF REVENUE

         Cost of revenue is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of revenue associated with it. Cost of revenue for the three months ended September 30, 2005 increased $2,126,000 or 29% to $9,342,000 or 80% of total revenue, from $7,216,000 or 78% of total revenue for the three months ended September 30, 2004. The increase in aggregate cost of revenue in the current period over the comparable period in 2004 was primarily due to the increase in rare coin sales as discussed in "Total Revenue" above, rather than factors that might influence the cost of any particular item of inventory. Our cost of revenue as a percentage of total revenue increased over the comparable period in 2004 as a result of the decrease in our commission income both in the aggregate and as a percentage of total revenue. In the current period we had comparable success as we had in the previous period in purchasing coins at advantageous prices. Although the cost of revenue as a percentage of total revenue in the current period may be similar to that in the comparable period of the previous year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from period to period, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

GROSS PROFIT

         Gross profit for the three months ended September 30, 2005 increased $257,000 to $2,311,000 or 20% of total revenue from $2,054,000 or 22% of total revenue for the three months ended September 30, 2004. The increase in gross profit in the current period over the comparable period in 2004 was primarily due to the increase in rare coin sales. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Revenue" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 2005 increased $447,000 or 23% to $2,301,000 from $1,854,000 for the three months ended September 30, 2004. These expenses represent 20% of total revenue for the three months ended September 30, 2005 as compared to 20% of total revenue for the three months ended September 30, 2004. The increase in these expenses was primarily due to the following factors: the hiring of new employees to enhance our operational infrastructure as we anticipated continued growth in our revenue causing additional employee compensation of $150,000, which included commissions that resulted from our higher level of sales; expanded investor and public relations efforts with a cost of $66,000; additional legal costs of $46,000 primarily related to the defense of a lawsuit by a competitor; higher auction operating costs of $57,000; and the effect of adopting an accounting policy to expense the fair value of our employee stock option grants of $80,000.

OTHER INCOME AND EXPENSES

         Other expenses for the three months ended September 30, 2005 increased $40,000 to $114,000 from $74,000 for the three months ended September 30, 2004. This increase was primarily due to increased interest expense, resulting from the combination of the increased use of our lines of credit to finance our own inventory and increases in the rate of interest charged on our line of credit with Stanford Financial for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

PROVISION FOR INCOME TAXES

         Although we reported a net loss the three months ended September 30, 2005, we incurred income taxes for state franchise and other minimum taxes totaling $1,000. Although we reported a net income the three months ended September 30, 2004, we have loss carry forwards that negate any income tax expense during the current period with the exception of taxes due for state franchise and other minimum taxes totaling $1,000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, we had working capital of $1,486,000. We recorded a net loss of $105,000 and had cash flow from operating activities of $1,652,000 for the three month period ended September 30, 2005. Given our September 30, 2005 cash balance of $695,000 and our projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through June 30, 2006. However, we may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast or expenses be higher than forecast then we may require additional financing through debt and/or equity, and we may not have adequate resources to fund operations. We expect future fixed obligations through June 30, 2006 to be paid solely by cash generated from operating activities. However, if we are unable to do so, we intend to satisfy fixed obligations from: (i) additional debt/equity financings; (ii) extending vendor payments; and (iii) liquidation of inventory. No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

OPERATING ACTIVITIES

         Cash increased $278,000 for the three months ended September 30, 2005 to $695,000 from $417,000 at June 30, 2005.

         Cash provided by our operating activities totaled $1,652,000 resulting primarily from repayments of auction and customer advances of $1,775,000 and increases in accounts payable of $2,328,000 and offset by increases in accounts receivable of $1,938,000 and inventories of $513,000.

         We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly, through competitive pricing, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

         Cash used in investing activities for the three months ended September 30, 2005 was $5,000 consisting of purchases of property and equipment.

FINANCING ACTIVITIES

         Until the quarter ended March 31, 2004, we incurred losses since July 1999 and financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash used in financing activities totaled $1,369,000 for three months ended September 30, 2005 reflected by the following transactions:

         FINANCING ACTIVITIES - DEBT

         On April 10, 2002 we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30,

2003 and for interest to be paid monthly. As of the September 30, 2005 the outstanding balance was $700,000 and all interest payments were paid to date and continue to be paid current on a monthly basis. The principal repayments that were due on September 30, 2005, June 30, 2005 and March 31, 2005 were not paid when due, but our CEO has agreed to further extend the due dates for these payments to December 31, 2005. During the three month period ended September 30, 2005, the note was reduced by $50,000. If we desire to obtain a further extension of the deferred portion of this loan in December 2005, but our CEO is unwilling to provide such an extension, we will be required to liquidate sufficient inventory to make this payment.

         On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by our inventory and a personal guarantee of our CEO and were due to be repaid in 60 days. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and was secured by substantially all the assets of the Company and a personal guarantee of our CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender died and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003, we executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all of our accounts receivable and to consider the default cured at that time. The amendment also required monthly interest payments that began on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provided for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. Effective July 31, 2005 the Renewal and Modification Agreement was further amended to provide for principal payments in the aggregate amount of $500,000, with minimum monthly payments of $50,000 beginning October 1, 2005, with the remaining principal balance of $1,700,000 to be paid on September 1, 2006. As of September 30, 2005 the outstanding Private Line of Credit balance was $2,200,000, not including accrued interest. During the three month period ended September 30, 2005 we made no payments to reduce the balance of the Private Line of Credit.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC") with Stanford Financial Group Company, an affiliate of our principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"), to provide us with a $7,500,000 line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. A portion of this indebtedness was assigned to SIBL, and on March 31, 2005, as described below, pursuant to SIBL's purchase of $2,500,000 of our Series E Preferred Stock, SIBL assumed, converted and cancelled $2,500,000 of this indebtedness under the Commercial LOC. In addition, Stanford Financial Group Company further amended the Commercial LOC increasing the line of credit to $10,000,000. The Commercial LOC bears interest at the prime-lending rate (6.75% at September 30, 2005) and is secured by substantially all of our assets. As of September 30, 2005 the outstanding Commercial LOC balance was $8,000,000. Effective July 21, 2005, the Commercial LOC was renewed through October 1, 2006. The net amount of repayments against the Commercial LOC for the three month period ended September 30, 2005 was $1,250,000.

         In April 2005, we began to make payments on account of our obligations under our Series A Preferred Stock redemption payable. Upon the commencement of this redemption provision in March 31, 2004 the total amount of the redemption payable was $688,000. During the three month period ended September 30, 2005 we made redemption payments totaling $69,000. We are currently in compliance with these redemption provisions. As of September 30, 2005 the outstanding balance of the Series A Preferred Stock redemption payable was $206,000.

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

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the three months ended September 30, 2005 and does not presently have any plans to make material capital expenditures through the current fiscal year ending June 30, 2006.

RISK FACTORS

     WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We may not be able to sustain profitability or significantly increase our revenues. Although we recorded net income of $552,000 for the year ended June 30, 2004, we incurred a net loss of $105,000 for the three months ended September 30, 2005, a net loss of $616,000 for the year ended June 30, 2005 and a net loss of $3,491,000 for the year ended June 30, 2003, and have incurred losses in prior fiscal years since July 1999. We cannot assure you that we will be profitable in the future.

     BECAUSE WE HAVE LIMITED WORKING CAPITAL, IT MAY BE DIFFICULT TO MAINTAIN OR EXPAND OUR OPERATIONS.

         Our working capital at September 30, 2005 was $1,486,000. There can be no assurance that our revenue or results of operations will not decline in the future, that we will not have losses in the future, or that we will be able to continue funding such losses if they occur. Our limited capital could adversely affect our ability to continue our operations.

     IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE AND PROFITABILITY WILL DECREASE.

         The business of selling coins and other collectibles is highly competitive. We compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Our primary competitors are Heritage Rare Coins, a large scale coin dealer and auctioneer, the Spectrum Numismatic unit of Escala Group, a large scale coin dealer and auctioneer, National Gold Exchange, a large scale coin dealer and American Numismatic Rarities, a comparably-sized coin auctioneer. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. Additionally, other reputable companies that sell or auction rare coins and other collectibles may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could decrease.

     THE VOTING POWER OF SUPERIOR GALLERIES, INC. IS SUBSTANTIALLY CONTROLLED BY STANFORD INTERNATIONAL BANK LIMITED. THIS CONCENTRATION OF VOTING POWER MAY, AMONG OTHER THINGS, DELAY OR FRUSTRATE THE REMOVAL OF INCUMBENT DIRECTORS OR A TAKEOVER ATTEMPT, EVEN IF SUCH EVENTS MAY BE BENEFICIAL TO OUR SHAREHOLDERS.

         Stanford International Bank Limited, or "Stanford," holds 51% of our voting securities. Consequently, Stanford has sufficient voting power to control the outcome of virtually all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving Superior. In addition, through this control of the board of directors and voting power, Stanford is able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and our acquisition or disposition of assets. Also, the concentration of voting power in the hands of Stanford could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

     THE HIGH LEVEL OF OUR DEBT MAY LIMIT OUR ABILITY TO IMPLEMENT BUSINESS STRATEGIES TO GROW OUR REVENUE AND IMPROVE OUR PROFITABILITY.

         At September 30, 2005, we had total indebtedness of $11,756,000, of which $11,406,000 was short-term debt. Our high level of debt limits the amount of additional funds we can borrow, which in turn limits our ability to increase inventory or make additional customer advances, thus restricting our ability to grow our revenues. We do not have sufficient cash flow from operations to rapidly repay this debt, and therefore if this debt was not renewed we would have to seek new debt or equity financing to refinance our existing debt, or liquidate inventory, possibly on unfavorable terms. In the past, we have renegotiated or renewed the terms of our indebtedness on various occasions, but we cannot assure you that we will be able to do so in the future or that new debt or equity financing will be available for this purpose. This could result in losses from operations, or could even require us to seek protection under the bankruptcy laws.

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

ITEM 3 - QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rare risk, commodity price risk and other relevant market rate or price risks.

         We are exposed to a degree of market risk through changes in short-term interest rates. At September 30, 2005, we had a line of credit from a related party with a balance payable of $8,000,000. This line of credit bears an interest rate that is tied to the bank prime rate. We are exposed to the risk of increasing short-term interest rates, but we do not consider this risk to be material.

         We have no activities that would expose us to foreign currency exchange rate risk or commodity price risks.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2005, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. While we will continually seek to evaluate and improve our disclosure controls, management does not expect that our disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives would be met.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2005 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under Exchange Act), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

CHANGES IN INTERNAL CONTROLS

         There has been no change in our internal controls over financial reporting during our most recent fiscal year and quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

         We have not begun the detailed planning and implementation of our project to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. We anticipate commencing the project in our first quarter of fiscal 2007 and will consider engaging a third party consulting firm to assist us in this effort. Our public float is less than $75,000,000 and as a result we will not need to comply with
Section 404 until the end of fiscal 2008.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 19, 2005, stockholders holding 6,259,070 shares of our voting stock, or 72.60% of our voting capital stock at that date, approved the following actions of our Board of Directors by written consent:

     o the amendment to our articles of incorporation to increase our number of authorized common shares from 12,500,000 to 20,000,000.
     o the amendment to our Bylaws to increase the authorized number of directors from 5 to a number between 5 and 9, inclusive, to be set by our Board of Directors.

         No shareholder meeting was held with respect to these matters, and therefore proxies were not solicited.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.       DESCRIPTION

         3.1      Amendment to Bylaws.
         10.1     Indemnification Agreement dated July 7,
                  2005 between Superior Galleries, Inc. and Anthony Friscia (incorporated herein by this reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed July 8, 2005).
         31.1 Certification of CEO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification of CFO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

         On July 8, 2005, we filed a Current Report on Form 8-K, reporting our execution of a material definitive agreement, consisting of an indemnification agreement with a new director, Anthony Friscia. This filing also reported the resignation of a director, James Gollihugh, and the election of Mr. Friscia as a director of the Company.

         On August 2, 2005, we filed a Current Report on Form 8-K dated July 31, 2005, reporting the extension of our due date on our Line of Credit - related party, and the modification of payment terms and the extension of our due date on our Line of Credit.

         On August 12, 2005, we filed a Current Report on Form 8-K, providing the transcript of a conference call with investors and other interested parties, and a related press release.

                                   SIGNATURES

         In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: October 24, 2005       SUPERIOR GALLERIES, INC.

                                       By /s/ Silvano A. DiGenova
                                       ----------------------------------
                                       Silvano A. DiGenova
                                       President and Chief Executive Officer


         Dated: October 24, 2005       SUPERIOR GALLERIES, INC.

                                       By /s/ Paul Biberkraut
                                       ----------------------------------
                                       Paul Biberkraut, Chief Financial Officer

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

Exhibit 3.1           Amendment to Bylaws.

Exhibit 10.1 Indemnification Agreement dated July 7, 2005 between Superior Galleries, Inc. and Anthony Friscia (incorporated herein by this reference to Exhibit
                      10.1 to the registrant's Current Report on Form 8-K, filed July 8, 2005).

Exhibit 31.1 Certification of CEO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of CFO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.