Form 10-Q
period 2005-12-31
SUPERIOR GALLERIES INC
filed 2006-01-24
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005

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

     Title of each class of Common Stock     Outstanding as of January 23, 2006
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

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3

         Balance Sheets at December 31, 2005 (Unaudited)
         and June 30, 2005.....................................................3

         Statements of Operations (Unaudited) for the six months
         ended and three months ended December 31, 2005 and 2004...............5

         Statements of Cash Flows (Unaudited) for the six months ended
         December 31, 2005 and 2004............................................6

         Notes to Interim Financial Statements (Unaudited) at
         December 31, 2005.....................................................7

Item 2.  Management's discussion and Analysis of Financial Condition and Results of Operations............................................17

Item 3.  Quantative and Qualitative Disclosures About Market Risk.............33

Item 4.  Controls and Procedures..............................................33

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................34

Item 1A. Risk Factors.........................................................34

Item 2.  Unregistered Sales Of Equity Securities and Use of Proceeds..........34

Item 3.  Defaults Upon Senior Securities......................................34

Item 4.  Submission of Matters to a Vote of Security Holders..................34

Item 5.  Other Information....................................................35

Item 6.  Exhibits and Reports on Form 8-K.....................................35

                               PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SUPERIOR GALLERIES, INC.
                                       BALANCE SHEETS
                                       (IN THOUSANDS)

                                                                   December       June 30,
                                                                  31, 2005          2005
                                                                 (Unaudited)
                                                                 ------------   ------------
ASSETS

CURRENT ASSETS
  Cash                                                           $        712   $        417
  Accounts receivable, net of allowance for uncollectible
     accounts of $165 (Dec. 2005) and $122 (Jun. 2005)                  3,015          4,969
  Auction and customer advances                                         3,155          4,950
  Inventories                                                           9,296          8,713
  Prepaid expense and other                                               300            346
                                                                 ------------   ------------
     Total current assets                                              16,478         19,395
                                                                 ------------   ------------
LONG-TERM ASSETS
  Property and equipment, net                                             328            220
                                                                 ------------   ------------
     Total long-term assets                                               328            220
                                                                 ------------   ------------
         TOTAL ASSETS                                            $     16,806   $     19,615
                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - related party                                 $      9,250   $      9,250
  Line of credit                                                        2,050          2,200
  Accounts payable and accrued expenses                                 3,268          5,154
  Notes payable to a related party                                        400            350
  Notes payable                                                         1,150            650
  Series A stock redemption payable                                       137            275
                                                                 ------------   ------------
     Total current liabilities                                         16,255         17,879
                                                                 ------------   ------------
LONG-TERM LIABILITIES
  Notes payable to a related party, net of current portion                300            400
                                                                 ------------   ------------
     Total long-term liabilities                                          300            400
                                                                 ------------   ------------
         TOTAL LIABILITIES                                             16,555         18,279
                                                                 ------------   ------------

COMMITMENTS AND CONTINGENCIES

              See accompanying notes to unaudited interim financial statements


                                           Page 3

                                         SUPERIOR GALLERIES, INC.
                                        BALANCE SHEETS (CONTINUED)
                                              (IN THOUSANDS)

                                                                                December       June 30,
                                                                                31, 2005         2005
                                                                               (Unaudited)
                                                                               -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, 693 shares undesignated,
     none outstanding
  Series B convertible preferred stock, $1.00 par value, 3,400 shares designated, 3,400 shares issued
     and outstanding with a liquidation preference of $3,400                         2,967          2,967
  Series D convertible preferred stock, $1.00 par value, 2,000 shares designated, 2,000 shares issued and
     outstanding with a liquidation preference of $2,000                             1,931          1,931
   Series E convertible preferred stock, $1.00 par value, 2,500 shares designated, 2,500 shares issued and
     outstanding with a liquidation preference of $2,500                             2,488          2,488
  Common stock, $0.001 par value, 20,000 shares authorized; 4,820 shares
     issued and outstanding as of December 31, 2005 and June 30, 2005                    5              5
  Additional paid in capital                                                         8,597          8,459
  Accumulated deficit                                                              (15,737)       (14,514)
                                                                               -----------    -----------
     Total stockholders' equity                                                        251          1,336
                                                                               -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    16,806    $    19,615
                                                                               ===========    ===========

                     See accompanying notes to unaudited interim financial statements


                                                 Page 4

                                          SUPERIOR GALLERIES, INC.
                                          STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                   (In thousands, except per share data)

                                                        Six Months Ended             Three Months Ended
                                                   --------------------------    --------------------------
                                                     December       December       December       December
                                                     31, 2005       31, 2004       31, 2005       31, 2004
                                                   -----------    -----------    -----------    -----------
Net sales                                          $    20,433    $    16,768    $     9,485    $     8,255
Commission income                                          846            905            141            148
                                                   -----------    -----------    -----------    -----------
TOTAL REVENUE                                           21,279         17,673          9,626          8,403

COST OF REVENUE                                         17,782         14,003          8,440          6,787
                                                   -----------    -----------    -----------    -----------
GROSS PROFIT                                             3,497          3,670          1,186          1,616

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             4,467          3,496          2,166          1,642
                                                   -----------    -----------    -----------    -----------
Income (loss) from operations                             (970)           174           (980)           (26)
                                                   -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
   Interest income                                         214            202            101            102
   Interest expense                                       (466)          (378)          (238)          (204)
   Other expense, net                                        -             (2)             -             (2)
                                                   -----------    -----------    -----------    -----------
     Total other income (expense)                         (252)          (178)          (137)          (104)
                                                   -----------    -----------    -----------    -----------
LOSS BEFORE PROVISION FOR TAXES                         (1,222)            (4)        (1,117)          (130)

INCOME TAX PROVISION                                         1              1              -              -
                                                   -----------    -----------    -----------    -----------

NET LOSS                                           $    (1,223)   $        (5)   $    (1,117)   $      (130)
                                                   ===========    ===========    ===========    ===========
NET LOSS PER SHARE
   basic                                           $     (0.25)   $     (0.00)   $     (0.23)   $     (0.03)
                                                   ===========    ===========    ===========    ===========
   fully diluted                                   $     (0.25)   $     (0.00)   $     (0.23)   $     (0.03)
                                                   ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
   basic                                                 4,820          4,503          4,820          4,510
                                                   ===========    ===========    ===========    ===========
   fully diluted                                         4,820          4,503          4,820          4,510
                                                   ===========    ===========    ===========    ===========

                      See accompanying notes to unaudited interim financial statements


                                                   Page 5

                                           SUPERIOR GALLERIES, INC.
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                (In thousands)

                                                                                         Six Months Ended
                                                                                    --------------------------
                                                                                      December       December
                                                                                      31, 2005       31, 2004
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                   $    (1,223)   $        (5)
Adjustments to reconcile net income (loss) to net cash
   provided by (used) in operating activities:
     Depreciation and amortization                                                           55             32
     Fair value of common stock options granted                                             205             45
     Fair value of common stock issued for services                                          10             30
Increase (decrease) in cash from changes in assets and liabilities:
     Accounts receivable                                                                  1,954          1,735
     Auction and customer advances, net                                                   1,795          1,948
     Inventories                                                                           (583)          (654)
     Prepaid expenses and other                                                              46            (93)
     Other assets                                                                             -             11
     Accounts payable and accrued expenses                                               (1,963)        (3,401)
                                                                                    -----------    -----------
Net cash provided by (used in) operating activities                                         296           (350)
                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                     (164)           (60)
                                                                                    -----------    -----------
Net cash used in investing activities                                                      (164)           (60)
                                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under related party line of credit                                          7,500          1,400
   Repayments under related party line of credit                                         (7,500)        (1,750)
   Repayments under line of credit                                                         (150)             -
   Repayments under related party debt                                                      (50)           (50)
   Borrowings under notes payable                                                           500            650
   Payments under Series A preferred stock redemption                                      (137)             -
                                                                                    -----------    -----------
Net cash provided by financing activities                                                   163            250
                                                                                    -----------    -----------
Net increase (decrease) in cash and equivalents                                             295           (160)

Cash and cash equivalents, beginning of period                                              417            446
                                                                                    -----------    -----------
Cash and cash equivalents, end of period                                            $       712    $       286
                                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                                       $       466    $       378
                                                                                    ===========    ===========
     Income taxes                                                                   $         1    $         1
                                                                                    ===========    ===========

                       See accompanying notes to unaudited interim financial statements


                                                    Page 6

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)


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

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements for the year ended June 30, 2005 contained in Superior's financial statements included in its Annual Report on Form 10-K filed on August 11, 2005.

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

     The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of December 31, 2005 and June 30, 2005, management has established an accounts receivable reserve of $165,000 and $122,000, respectively.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
                                   (UNAUDITED)

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
                                   (UNAUDITED)

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

     STOCK BASED COMPENSATION

     The Company has a stock based compensation plan ("2003 Omnibus Stock Option Plan" or "2003 Plan") for the benefit of its employees, directors and outside consultants. The 2003 Plan was shareholder approved and permits the granting of up to 1,200,000 options to purchase the Company's common stock. Effective with the Company's current fiscal year that began on July 1, 2005, the Company has adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENTS" using the modified prospective application transition method.

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

     STOCK BASED COMPENSATION (CONTINUED)

     For fiscal years prior to July 1, 2005, the Company accounted for the 2003 Plan under the recognition and measurement principles of Accounting Principles Board Opinion No, 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. The Company had adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE," an amendment of FASB Statement No. 123. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the six months ended December 31, 2004:

                                                                                  2004
                                                                               ----------
          Net income (loss) applicable to common shares, as reported           $       (5)
          Add:  Stock-based employee compensation included reported net income (loss)
          Less: Total stock-based employee compensation expense
                determined under Black-Scholes option pricing model,
                net of tax effects                                                    118
                                                                               ----------
          Pro forma net income (loss)                                          $     (123)
                                                                               ==========

          Earnings (loss) per share - as reported:
               Basic                                                           $     0.00
               Diluted                                                         $     0.00

          Earnings (loss) per share - pro forma:
               Basic                                                           $    (0.03)
               Diluted                                                         $    (0.03)

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
                                   (UNAUDITED)

2.   DESCRIPTION OF BUSINESS

     Superior is primarily a wholesaler, retailer and auctioneer of rare coins. The Company is based in Beverly Hills, California.

3.   INVENTORIES

     The Company's inventories consist of rare coins. The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in one to two of these agreements. As of December 31, 2005 and June 30, 2005, inventory totals reflected the Company's total proportional ownership and does not include any minority interest claims in regard to such partnership arrangements.

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

                                       December 31,    June 30,
                                           2005          2005
                                       -----------   -----------
                                            (in thousands)
     Auction advances                  $     1,271   $     3,358
     Customer inventory advances             1,884         1,592
                                       -----------   -----------
                                       $     3,155   $     4,950
                                       ===========   ===========

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
                                   (UNAUDITED)

5.   LINE OF CREDIT - RELATED PARTY

     On October 13, 2003, Superior executed a Commercial Loan and Security Agreement ("LOC"`) with Stanford Financial Group Company ("Stanford Financial"), an affiliate of a principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"), to provide the Company with a $7.5 million line of credit for purposes of financing inventory, auction advances and inventory loans to other rare coin dealers and collectors. On March 31, 2005, Stanford Financial Group Company's affiliate, SIBL, pursuant to its purchase of $2.5 million of the Company's Series E stock assumed, converted and cancelled $2.5 million of the Company's indebtedness under the Commercial LOC. In addition, Stanford Financial further amended the Commercial LOC increasing the line of credit to $10 million. The Commercial LOC bears interest at the prime-lending rate (7.25% at December 31, 2005) and is secured by substantially all of Superior's assets. Effective July 21, 2005 the Commercial LOC was renewed through October 1, 2006. As of December 31, 2005 the outstanding balance was $9,250,000 and there was no accrued interest payable.

6.   LINE OF CREDIT

     On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by the inventory of the Company and a personal guarantee of the Company's CEO, and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of the Company and to consider the default cured at that time. The amendment also requires monthly interest payments beginning on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provides for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. Effective July 31, 2005 the Renewal and Modification Agreement was further amended to provide for principal payments in the aggregate amount of $500,000, payable in minimum monthly payments of $50,000 beginning October 1, 2005, with the remaining principal balance of $1,700,000 to be paid on September 1, 2006. As of December 31, 2005 the outstanding Line of Credit balance was $2,050,000 and there was no accrued interest payable.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
                                   (UNAUDITED)

7.   NOTE PAYABLE TO A RELATED PARTY

     On April 10, 2002 the Company executed a subordinated note payable in the amount of $1,000,000 to the Company's Chief Executive Officer and a principal stockholder ("CEO") bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. As the CEO did not enforce the repayment obligation, the amount had been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The Company is in arrears of $200,000 of principal payments. However, the CEO verbally agreed to delay these principal repayments until no later than March 31, 2006. As of the December 31, 2005, the outstanding balance was $700,000 and there was no accrued interest payable.

8.   NOTES PAYABLE

     During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest is payable monthly. As of January 1, 2006 the interest rate will increase to 12% per annum. As of December 31, 2005, the outstanding balance was $650,000 and there was no accrued interest payable.

     On November 7, 2005 the Company executed a demand note payable with a private lender in the amount of $500,000 bearing interest at 12% per annum secured by specific inventory. Interest is payable monthly in advance. As of December 31, 2005, the outstanding balance was $500,000 and there was no accrued interest payable.

9.   EQUITY

     AUTHORIZED CAPITAL CHANGES

     On August 19, 2005 a majority of the Company's stockholders approved by written consent an amendment to the Company's articles of incorporation to increase the authorized number of common shares from 12,500,000 to 20,000,000. The amendment became effective on September 20, 2005.

     STOCK OPTIONS

     The Company's 2003 Omnibus Stock Option Plan ("2003 Plan") is shareholder approved and permits the granting of up to 1,200,000 options to purchase the Company's common stock to its employees, directors and outside consultants. Stock option awards are granted with an exercise price that is equal to or greater than the market price of the Company's common stock on the date of the grant. The options vest generally over a range of one to five years and expire five years after the final vesting date. Stock options under the 2003 Plan provide for accelerated vesting if there is a change in control (as defined by the 2003 Plan).

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
                                   (UNAUDITED)

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

     During the six month period ended December 31, 2005, the Company granted to employees and directors 65,000 stock options to purchase common shares with exercise prices ranging from $1.20 to $3.02. The Company has estimated, based on historical data, that all stock options issued during the six months ended December 31, 2005 will vest. The options vest in one year and expire five years after vesting. During the six month period ended December 31, 2005, the Company canceled 76,667 stock options to purchase common shares that were forfeited by former employees. The Company records expenses on a straight line basis over the vesting term of the stock options based on fair value using the Black-Scholes option pricing model. For stock options issued during the six month period ended December 31, 2005 the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

          Risk free interest rate       3.50% to 4.30%
          Dividends                                  -
          Volatility factor               246% to 255%
          Expected life                         1 year
          Annual forfeiture rate                    0%

     The following table summarizes information about stock option transactions for the period shown:

                                                        SIX MONTH PERIOD
                                                              ENDED
                 ALL OPTIONS                            DECEMBER 31, 2005
                                                    ------------------------
                                                                    WEIGHTED
                                                                     AVERAGE
                                                                    EXERCISE
                                                                     PRICE
                                                                  ----------
          Outstanding at beginning of period           636,000    $     2.41
          Options granted                               65,000          2.50
          Options forfeited                            (76,667)         1.90
          Options expired                                    -          -
          Options exercised                                  -          -
                                                    ----------    ----------
          Outstanding at end of period                 624,333    $     2.49
                                                    ==========    ==========
          Exercisable at end of period                 221,083    $     2.56
                                                    ==========    ==========

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
                                   (UNAUDITED)

9.   EQUITY (CONTINUED)

     STOCK OPTIONS (CONTINUED)

                                                        SIX MONTH PERIOD
                                                              ENDED
                 NON-VESTED OPTIONS                     DECEMBER 31, 2005
                                                    ------------------------
                                                                    WEIGHTED
                                                                     AVERAGE
                                                                    EXERCISE
                                                                     PRICE
                                                                  ----------
          Non-vested at beginning of period            464,000    $     2.28
          Options granted                               65,000          2.50
          Options forfeited                            (76,667)         1.90
          Options expired                                    -          -
          Options vested                               (49,083)         1.83
                                                    ----------    ----------
          Non-vested at end of period                  403,250    $     2.44
                                                    ==========    ==========

     The weighted average grant-date fair value of options granted during the six month period ended December 31, 2005 was $1.94 per share.

     The weighted average remaining contractual lives of the options outstanding and options exercisable at December 31, 2005, were 6.3 years and 4.5 years respectively.

     The Company recorded $205,000 of compensation expense for employee stock options during the six month period ending December 31, 2005. At December 31, 2005 there was total of $723,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2003 Plan. The cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the six month period ended December 31, 2005 was approximately $90,000.

     No comparable information is presented for the six month period ended December 31, 2004 as the Company adopted the disclosure requirements for SFAS No. 123(R) using a modified prospective approach effective with periods commencing on July 1, 2005.

10.  CONTINGENCIES

     GUARANTEED LIQUIDITY AND BUY BACK

     The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $6,632,000 and $4,968,000 for the six months ended December 31, 2005 and 2004 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005
                                   (UNAUDITED)

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

     Prior to the year ended June 30, 2004, we incurred substantial losses that severely diminished our capital base and our liquidity. Although we have significantly reduced the levels of our losses and have incurred periods of profitability, we have limited shareholders' equity and working capital and most of our debt is short-term. Any significant unfavorable change in the economic environment or in our industry could quickly result in declining revenue and increasing operating losses. Our challenge is to both raise additional permanent equity capital and restructure our debt to include a larger long-term portion. Although we cannot assure you that we will be able to accomplish these objectives, we believe that the achievement of these goals would permit us to increase the levels of inventory that we have available for sale and increase the funds available to loan to our consignment customers, thus enhancing our revenues. Accordingly, it is our hope that if we are able to restructure our debt and raise additional equity we will mitigate some of the impact of a future negative economic environment and conversely will benefit more sharply from a positive environment.

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

     ACCOUNTS RECEIVABLE. We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and related aging of past due balances. We evaluate specific accounts receivable balances when we become aware of a situation where a client may not be able to meets its financial obligations to us. The amount of the required allowance is based on the facts available to us and is reevaluated and adjusted as additional information is available. Allowances are also established for probable loss inherent in the remainder of the accounts receivable based on our historical bad debt loss information. As a result of expansion of our rare coin auction business, we may attract new customers that may adversely affect our estimates of accounts receivable collectibility, and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

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

     STOCK-BASED COMPENSATION. Our 2003 Omnibus Stock Option Plan ("2003 Plan") is shareholder approved and permits the granting of up to 1,200,000 options to purchase our common stock to our employees, directors and outside consultants. Stock option awards are granted with an exercise price that is equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of one to five years and expire five years after the final vesting date. Stock options under the 2003 Plan provide for accelerated vesting if there is a change in control (as defined by the 2003
Plan).

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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

     The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                            SIX MONTHS ENDED (IN THOUSANDS)
                                         -------------------------------------
                                          DECEMBER                   DECEMBER                                %
                                          31, 2005         %         31, 2004        %        CHANGE      CHANGE
                                         ----------    -------     -----------    -------    ---------   --------
  Net Sales                              $   20,433         96%    $    16,768         95%   $   3,665         22%
  Commission Income                             846          4%            905          5%         (59)        -7%
                                         ----------    -------     -----------    -------    ---------   --------
  Total revenue                              21,279        100%         17,673        100%       3,606         20%
  Cost of revenue                            17,782         84%         14,003         79%       3,779         27%
                                         ----------    -------     -----------    -------    ---------   --------
  Gross profit                                3,497         16%          3,670         21%        (173)        -5%
  Selling, general & administrative
     expenses                                 4,467         21%          3,496         20%         971         28%
                                         ----------    -------     -----------    -------    ---------   --------
  Income (loss) from operations                (970)        -5%            174          1%      (1,144)      -657%
  Other income (expense)                       (252)        -1%           (178)        -1%         (74)        42%
                                         ----------    -------     -----------    -------    ---------   --------
  Income (loss) before provision for
  taxes                                      (1,222)        -6%             (4)         0%      (1,218)    -30450%
  Income tax provision                            1          0%              1          0%           -          0%
                                         ----------    -------     -----------    -------    ---------   --------
  Net Income (loss)                      $   (1,223)        -6%    $        (5)         0%   $  (1,218)    -24360%
                                         ==========    =======     ===========    =======    =========   ========

     Our net loss for the six months ended December 31, 2005 was $1,223,000 or $0.25 per share on both a basic and diluted basis as compared to a net loss of $5,000 or $0.00 per share on both a basic and diluted basis for the six months ended December 31, 2004. Although we achieved higher revenue as compared to same period last year, we had reduced profitability (increased losses) due to a shift in revenue towards the sale of less profitable rare coins and higher operating costs.

REVENUES

     The table below sets forth our primary sources of revenue for the periods indicated:

                                  SIX MONTHS ENDED (IN THOUSANDS)
                              --------------------------------------
                               DECEMBER                    DECEMBER                                     %
                               31, 2005          %         31, 2004         %          CHANGE        CHANGE
                              ----------    ----------    ----------   ----------    ----------    ----------
Net Sales
   Rare Coin - Wholesale      $   13,801            65%   $   11,800           67%   $    2,001            17%
   Rare Coin - Retail              6,632            31%        4,968           28%        1,664            33%
                              ----------    ----------    ----------   ----------    ----------    ----------
Total Net Sales                   20,433            96%       16,768           95%        3,665            22%
Commission Income                    846             4%          905            5%          (59)           -7%
                              ----------    ----------    ----------   ----------    ----------    ----------
Total Revenue                 $   21,279           100%   $   17,673          100%   $    3,606            20%
                              ==========    ==========    ==========   ==========    ==========    ==========

     Total revenue for the six months ended December 31, 2005 increased $3,606,000 or 20% to $21,279,000 from $17,673,000 for the six months ended
December 31, 2004. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the six months ended December 31, 2005 increased $2,001,000 or 17% over the comparable period in 2004. Retail rare coin sales for the six months ended December 31, 2005 increased $1,664,000 or 33% over the comparable period in 2004. On a combined basis, sales of rare coins increased $3,665,000 or 22% over the comparable period in 2004. This increase was primarily due to continued strong market demand which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market and due to our higher levels of inventory available for sale, which resulted from the availability to us of increased financing to purchase that inventory. Commission income for the six months ended December 31, 2005 was $846,000, a decrease of $5,000, or 7% over the comparable period in 2004. This decrease was primarily due to the continued pressure on commission rates caused by the aggressive pricing of our competitors; this pricing pressure precluded us from increasing our market share. Auction sales (hammer prices realized) were $9,189,000 for the six months ended December 31, 2005 as compared to $9,618,000 for the six months ended December 31, 2004 reflecting a decrease of 4%.

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

     To expand our wholesale sales efforts, in October 2005 we entered into an informal preferred supplier arrangement with Stanford Coins and Bullion, Inc. ("Stanford C&B"), a rare coin retailer and affiliate of our principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"). This arrangement replaced a Primary Supplier Agreement that terminated upon the completion of the parties' obligations in September 2005. In addition to providing us a preferred status as a supplier, Stanford C&B will exclusively refer their customers wishing to sell rare coins via auctions to our auction division. While we anticipate that this arrangement will likely result in increased coins sales by us, we are unable to predict the magnitude of that increase.

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

     To expand our retail and auction distribution channels, we are continuing to upgrade our web-site. These upgrades include software tools to integrate our web-site with our operational, customer relationship management and financial software, increase traffic to our web-site, improve and automate communication with existing and potential customers, and further enhance our on-line auction capabilities. The costs incurred during the six months ended December 31, 2005 for these upgrades were approximately $100,000. We are undertaking further upgrades to our website during the balance of this year and estimate the costs associated with these upgrades to be $80,000. We are continuing in our efforts to list rare coins on multiple Internet venues including our own web-site, and eBay and Overstock.com both in their regular listing formats and on their auction platforms. We are continuing to supply internet retailer Amazon.com with rare coins on a test basis. Our current relationship with Amazon.com is simply to provide that company, on a nonexclusive basis, with coins to be offered for sale on its website. We pay Amazon.com a commission, which is presently 15%, on any sales it makes through this relationship. We have yet to determine the length of the test period with Amazon.com. Other growth plans include the expansion of frequency of our on-line auction activities.

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

COST OF REVENUE

     Cost of revenue is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of revenue associated with it. Cost of revenue for the six months ended December 31, 2005 increased $3,779,000 or 27% to $17,782,000 or 84% of total revenue, from $14,003,000 or 79% of total revenue for the six months ended December 31, 2004. The increase in aggregate cost of revenue in the current period over the comparable period in 2004 was primarily due to the increase in rare coin sales as discussed in "Total Revenue" above. Additionally, in the current period we had less success than we had in the comparable period last year in purchasing coins at advantageous prices and the gross margin in the mix of coins sold was less favorable. Although the cost of revenue as a percentage of total revenue in the current period may be similar to that in the comparable period of the previous year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from period to period, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

GROSS PROFIT

     Gross profit for the six months ended December 31, 2005 decreased $173,000 to $3,497,000 or 16% of total revenue from $3,670,000 or 21% of total revenue for the six months ended December 31, 2004. The decrease in gross profit in the current period over the comparable period in 2004 was primarily due our comparably less successful efforts in purchasing coins at advantageous prices and the unfavorable mix of coins sold. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Revenue" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the six months ended December 31, 2005 increased $971,000 or 28% to $4,467,000 from $3,496,000 for the six months ended December 31, 2004. These expenses represent 21% of total revenue for the six months ended December 31, 2005 as compared to 20% of total revenue for the six months ended December 31, 2004. The increase in these expenses was primarily due to the following factors: the hiring of new employees to enhance our operational infrastructure as we anticipated continued growth in our revenue, resulting in additional employee compensation of $291,000, which included commissions that resulted from our higher level of sales; expanded investor and public relations efforts with a cost of $113,000; additional legal costs of $50,000 primarily related to the defense of a lawsuit by a competitor; higher advertising costs of $72,000 primarily focused on the retail market; increased internet fees and commissions due to the expansion of our on-line presence of $70,000; higher consulting fees as part of our investment in enhancing our e-commerce capabilities of $32,000; and the effect of adopting an accounting policy to expense the fair value of our employee stock option grants of $170,000.

OTHER INCOME AND EXPENSES

     Other expenses for the six months ended December 31, 2005 increased $74,000 to $252,000 from $178,000 for the six months ended December 31, 2004. This increase was primarily due to increased interest expense, resulting from the combination of the increased use of our lines of credit to finance our own inventory and increases in the rate of interest charged on our line of credit with Stanford Financial for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

PROVISION FOR INCOME TAXES

     Although we reported a net loss for the six months ended December 31, 2005, we incurred income taxes for state franchise and other minimum taxes totaling $1,000. Similarly, although we reported a net loss the six months ended December 31, 2004, we incurred income taxes for state franchise and other minimum taxes totaling $1,000.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

     The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                           THREE MONTHS ENDED (IN THOUSANDS)
                                         ------------------------------------
                                          DECEMBER                  DECEMBER                                %
                                          31, 2005        %         31, 2004        %        CHANGE       CHANGE
                                         ----------   --------     ----------    -------    ---------    -------
  Net Sales                              $    9,485         99%    $    8,255         98%   $   1,230         15%
  Commission Income                             141          1%           148          2%          (7)        -5%
                                         ----------   --------     ----------    -------    ---------    -------
  Total revenue                               9,626        100%         8,403        100%       1,223         15%
  Cost of revenue                             8,440         88%         6,787         81%       1,653         24%
                                         ----------   --------     ----------    -------    ---------    -------
  Gross profit                                1,186         12%         1,616         19%        (430)       -27%
  Selling, general & administrative
     expenses                                 2,166         23%         1,642         19%         524         32%
                                         ----------   --------     ----------    -------    ---------    -------
  Income (loss) from operations                (980)       -11%           (26)         0%        (954)      3669%
  Other income (expense)                       (137)        -1%          (104)        -1%         (33)        32%
                                         ----------   --------     ----------    -------    ---------    -------
  Income (loss) before provision for
  taxes                                      (1,117)       -12%          (130)        -1%        (987)       759%
  Income tax provision                            0          0%             -          0%           -          0%
                                         ----------   --------     ----------    -------    ---------    -------
  Net Income (loss)                      $   (1,117)       -12%    $     (130)        -1%   $    (987)       759%
                                         ==========   ========     ==========    =======    =========    =======

     Our net loss for the three months ended December 31, 2005 was $1,117,000 or $0.23 per share on both a basic and diluted basis as compared to a net loss of $130,000 or $0.03 per share on both a basic and diluted basis for the three months ended December 31, 2004. Although we achieved higher revenue as compared to same period last year, we had reduced profitability (increased losses) due to a shift in revenue towards the sale of less profitable rare coins and higher operating costs.

REVENUES

     The table below sets forth our primary sources of revenue for the periods indicated:

                                THREE MONTHS ENDED (IN THOUSANDS)
                               ----------------------------------
                                DECEMBER                 DECEMBER                                  %
                                31, 2005        %        31, 2004        %         CHANGE       CHANGE
                               ---------   ---------    ---------   ---------    ---------    ---------
Net Sales
   Rare Coin - Wholesale       $   7,267          76%   $   5,235          62%   $   2,032           39%
   Rare Coin - Retail              2,218          23%       3,020          36%        (802)         -27%
                               ---------   ---------    ---------   ---------    ---------    ---------
Total Net Sales                    9,485          99%       8,255          98%       1,230           15%
Commission Income                    141           1%         148           2%          (7)          -5%
                               ---------   ---------    ---------   ---------    ---------    ---------
Total Revenue                  $   9,626         100%   $   8,403         100%   $   1,203           15%
                               =========   =========    =========   =========    =========    =========

     Total revenue for the three months ended December 31, 2005 increased $1,223,000 or 15% to $9,626,000 from $8,403,000 for the three months ended
December 31, 2004. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the three months ended December 31, 2005 increased $2,032,000 or 39% over the comparable period in 2004. Retail rare coin sales for the three months ended December 31, 2005 decreased $802,000 or 27% over the comparable period in 2004. On a combined basis, sales of rare coins increased $1,230,000 or 15% over the comparable period in 2004. This increase was primarily due to continued strong market demand which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market and due to our higher levels of inventory available for sale, which resulted from the availability to us of increased financing to purchase that inventory. Commission income for the three months ended December 31, 2005 was $141,000, a decrease of $7,000, or 5% over the comparable period in 2004. This decrease was primarily due to our decision to avoid lower margin consignments that have resulted from the continued pressure on commission rates caused by the aggressive pricing of our competitors; this pricing pressure precluded us from increasing our market share. Auction sales (hammer prices realized) were $1,348,000 for the three months ended December 31, 2005 as compared to $2,254,000 for the three months ended December 31, 2004 reflecting a decrease of 40%, however our average net commission rate on consignments increased from 7.5% to 10.5%.

COST OF REVENUE

     Cost of revenue is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of revenue associated with it. Cost of revenue for the three months ended December 31, 2005 increased $1,653,000 or 24% to $8,440,000 or 88% of total revenue, from $6,787,000 or 81% of total revenue for the three months ended December 31, 2004. The increase in aggregate cost of revenue in the current period over the comparable period in 2004 was due to the increase in rare coin sales as discussed in "Total Revenue" above. Additionally, in the current period we had less success than we had in the comparable period last year in purchasing coins at advantageous prices and the gross margin on the mix of coin sold was less favorable. Although the cost of revenue as a percentage of total revenue in the current period may be similar to that in the comparable period of the previous year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from period to period, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

GROSS PROFIT

     Gross profit for the three months ended December 31, 2005 decreased $430,000 to $1,186,000 or 12% of total revenue from $1,616,000 or 19% of total revenue for the three months ended December 31, 2004. The decrease in gross profit in the current period over the comparable period in 2004 was primarily due our comparably less successful efforts in purchasing coins at advantageous prices and the unfavorable mix of coins sold. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Revenue" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended December 31, 2005 increased $524,000 or 32% to $2,166,000 from $1,642,000 for the three months ended December 31, 2004. These expenses represent 23% of total revenue for the three months ended December 31, 2005 as compared to 19% of total revenue for the three months ended December 31, 2004. The increase in these expenses was primarily due to the following factors: the hiring of new employees to enhance our operational infrastructure as we anticipated continued growth in our revenue, resulting in additional employee compensation of $128,000, which included commissions that resulted from our higher level of sales; expanded investor and public relations efforts with a cost of $47,000; higher advertising costs of $85,000 primarily focused on the retail market; increased internet fees and commissions due to the expansion of our on-line presence of $30,000; higher consulting fees as part of our investment in enhancing our e-commerce capabilities of $22,000; and the effect of adopting an accounting policy to expense the fair value of our employee stock option grants of $86,000.

OTHER INCOME AND EXPENSES

     Other expenses for the three months ended December 31, 2005 increased $33,000 to $137,000 from $104,000 for the three months ended December 31, 2004. This increase was primarily due to increased interest expense, resulting from the combination of the increased use of our lines of credit to finance our own inventory and increases in the rate of interest charged on our line of credit with Stanford Financial for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

PROVISION FOR INCOME TAXES

     We reported net losses the three months ended December 31, 2005 and 2004 and we therefore incurred no state franchise and other minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005, we had working capital of $223,000. We recorded a net loss of $1,223,000 and had cash flow from operating activities of $296,000 for the six month period ended December 31, 2005. Given our December 31, 2005 cash balance of $712,000 and our projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through June 30, 2006. However, we may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast or expenses be higher than forecast then we may require additional financing through debt and/or equity, and we may not have adequate resources to fund operations. We expect future fixed obligations through June 30, 2006 to be paid solely by cash generated from operating activities. However, if we are unable to do so, we intend to satisfy fixed obligations from: (i) additional debt/equity financings;
(ii) extending vendor payments; and (iii) liquidation of inventory. No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

OPERATING ACTIVITIES

     Cash increased $295,000 for the three months ended December 31, 2005 to $712,000 from $417,000 at June 30, 2005.

     Cash provided by our operating activities totaled $296,000 resulting primarily from decreases in accounts receivable of $1,954,000 and repayments of auction and customer advances of $1,795,000 and offset by a decreases in accounts payable of $1,886,000, increases in inventories of $583,000 and our net loss of $1,223,000.

     We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly, through competitive pricing, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

     Cash used in investing activities for the six months ended December 31, 2005 was $164,000 consisting of purchases of property and equipment.

FINANCING ACTIVITIES

     Until the quarter ended March 31, 2004, we incurred losses since July 1999 and financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash provided by financing activities totaled $163,000 for six months ended December 31, 2005 reflected by the following transactions:

     FINANCING ACTIVITIES - DEBT

     On April 10, 2002 we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. As of the December 31, 2005 the outstanding balance was $700,000 and all interest payments were paid to date and continue to be paid current on a monthly basis. The principal repayments that were due on December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005 were not paid when due, but our CEO has agreed to further extend the due dates for these payments to March 31, 2006. During the six month period ended December 31, 2005, the note was reduced by $50,000. If we desire to obtain a further extension of the deferred portion of this loan in March 2006, but our CEO is unwilling to provide such an extension, we will be required to liquidate sufficient inventory to make this payment.

     On July 9, 2002 and July 26, 2002 we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by our inventory and a personal guarantee of our CEO and were due to be repaid in 60 days. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and was secured by substantially all the assets of the Company and a personal guarantee of our CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender died and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003, we executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all of our accounts receivable and to consider the default cured at that time. The amendment also required monthly interest payments that began on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provided for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. Effective July 31, 2005 the Renewal and Modification Agreement was further amended to provide for principal payments in the aggregate amount of $500,000, with minimum monthly payments of $50,000 beginning October 1, 2005, with the remaining principal balance of $1,700,000 to be paid on September 1, 2006. As of December 31, 2005 the outstanding Private Line of Credit balance was $2,050,000, not including accrued interest. During the six month period ended December 31, 2005, the Private Line of Credit was reduced by $150,000.

     On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC") with Stanford Financial Group Company, an affiliate of our principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"), to provide us with a $7,500,000 line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. A portion of this indebtedness was assigned to SIBL, and on March 31, 2005, as described below, pursuant to SIBL's purchase of $2,500,000 of our Series E Preferred Stock, SIBL assumed, converted and cancelled $2,500,000 of this indebtedness under the Commercial LOC. In addition, Stanford Financial Group Company further amended the Commercial LOC increasing the line of credit to $10,000,000. The Commercial LOC bears interest at the prime-lending rate (6.75% at December 31, 2005) and is secured by substantially all of our assets. As of December 31, 2005 the outstanding Commercial LOC balance was $9,250,000. Effective July 21, 2005, the Commercial LOC was renewed through October 1, 2006. The net amount of advances against the Commercial LOC for the six month period ended December 31, 2005 was $0.

     On November 7, 2005 we executed a demand note payable with a private lender in the amount of $500,000 bearing interest at 12% per annum secured by specific inventory. Interest is payable monthly in advance. As of December 31, 2005, the outstanding balance was $500,000 and there was no accrued interest payable.

     In April 2005, we began to make payments on account of our obligations under our Series A Preferred Stock redemption payable. Upon the commencement of this redemption provision in March 31, 2004 the total amount of the redemption payable was $688,000. During the six month period ended December 31, 2005 we made redemption payments totaling $137,000. We are currently in compliance with these redemption provisions. As of December 31, 2005 the outstanding balance of the Series A Preferred Stock redemption payable was $137,000.

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

CAPITAL EXPENDITURES

     The Company did not incur any material capital expenditures for property and equipment during the six months ended December 31, 2005 and does not presently have any plans to make material capital expenditures through the current fiscal year ending June 30, 2006.

RISK FACTORS

   WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

     We may not be able to sustain profitability or significantly increase our revenues. Although we recorded net income of $552,000 for the year ended June 30, 2004, we incurred a net loss of $1,223,000 for the six months ended December 30, 2005, a net loss of $616,000 for the year ended June 30, 2005 and a net loss of $3,491,000 for the year ended June 30, 2003, and have incurred losses in prior fiscal years since July 1999. We cannot assure you that we will be profitable in the future.

   BECAUSE WE HAVE LIMITED WORKING CAPITAL, IT MAY BE DIFFICULT TO MAINTAIN OR EXPAND OUR OPERATIONS.

     Our working capital at December 31, 2005 was $223,000. There can be no assurance that our revenue or results of operations will not decline in the future, that we will not have losses in the future, or that we will be able to continue funding such losses if they occur. Our limited capital could adversely affect our ability to continue our operations.

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

   THE HIGH LEVEL OF OUR DEBT MAY LIMIT OUR ABILITY TO IMPLEMENT BUSINESS STRATEGIES TO GROW OUR REVENUE AND IMPROVE OUR PROFITABILITY.

     At December 31, 2005, we had total indebtedness of $13,287,000, of which $12,987,000 was short-term debt. Our high level of debt limits the amount of additional funds we can borrow, which in turn limits our ability to increase inventory or make additional customer advances, thus restricting our ability to grow our revenues. We do not have sufficient cash flow from operations to rapidly repay this debt, and therefore if this debt was not renewed we would have to seek new debt or equity financing to refinance our existing debt, or liquidate inventory, possibly on unfavorable terms. In the past, we have renegotiated or renewed the terms of our indebtedness on various occasions, but we cannot assure you that we will be able to do so in the future or that new debt or equity financing will be available for this purpose. This could result in losses from operations, or could even require us to seek protection under the bankruptcy laws.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rare risk, commodity price risk and other relevant market rate or price risks.

     We are exposed to a degree of market risk through changes in short-term interest rates. At December 31, 2005, we had a line of credit from a related party with a balance payable of $9,250,000. This line of credit bears an interest rate that is tied to the bank prime rate. We are exposed to the risk of increasing short-term interest rates, but we do not consider this risk to be material.

     We have no activities that would expose us to foreign currency exchange rate risk or commodity price risks.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2005, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. While we will continually seek to evaluate and improve our disclosure controls, management does not expect that our disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives would be met.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

     There were no material changes in our risk factors as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 29, 2005 at our Annual Meeting of Shareholders, the stockholders voted on the following matters:

     o    the re-election of directors,
     o the approval of the amendment to our 2003 Omnibus Stock Option Plan ("2003 Plan") to increase the number of shares of our common stock issuable under the 2003 Plan from 800,000 to 1,200,000,
     o the ratification of the selection of Singer Lewak Goldstein & Greenbaum LLP as our independent registered public accounting firm.

     As of the close of business on October 14, 2005, the record date for the meeting, we had outstanding 4,819,942 shares of common stock, 3,400,000 shares of Series B Preferred Stock, 2,000,000 shares of Series D Preferred Stock, and 2,000,000 shares of Series E Preferred Stock. Each share of Series B Preferred Stock was entitled to 0.5 votes, each share of Series D Preferred Stock was entitled to 0.833 votes, and each share of Series E Preferred Stock was entitled to 0.167 votes. A total of 3,263,535 shares of common stock, 3,400,000 shares of Series B Preferred Stock (representing 1,700,000 votes), 2,000,000 Shares of Series D Preferred Stock (representing 1,666,667 votes) and 2,000,000 Shares of Series E Preferred Stock (representing 416,667 votes) were represented in person or by proxy at the meeting and constituted a quorum.

     All of the nominees as directors were elected and all of the other matters presented to the shareholders were approved. The votes for and against, and abstentions from voting, on the matters presented were as follows:

     Proposal 1: To elect five directors:

                                                     Withhold
             Nominee                 For             Authority       Abstain
             -------                 ---             ---------       -------
             Silvano DiGenova        7,044,853        2,016          0
             Paul Biberkraut         7,044,853        2,016          0
             Anthony Friscia         7,044,853        2,016          0
             Lee Ittner              7,044,853        2,016          0
             David Rector            7,044,853        2,016          0

     Proposal 2: To approve the amendment to our 2003 Omnibus Stock Option Plan ("2003 Plan") to increase the number of shares of our common stock issuable under the 2003 Plan from 800,000 to 1,200,000:

             For:           6,533,348
             Against:          58,108
             Abstain:               0

     Proposal 3: To ratify the selection of Singer Lewak Goldstein & Greenbaum LLP as our independent certified public accountants to audit our financial statements for the fiscal ending June 30, 2006: :

             For:           7,046,859
             Against:              10
             Abstain:               0


ITEM 5. OTHER INFORMATION

     (a) On November 7, 2005, we borrowed $500,000 from Kevin Lipton Rare Coins, Inc. ("Lender") and in connection with that loan we executed a Promissory Note (the "Note") in the principal amount of $500,000. Interest for 30 days, at the rate of 12.00% annually, was paid in advance. The Note is secured by certain coins from our rare coin inventory (the "Collateral"). The entire principal amount was originally payable on December 7, 2005. On December 7, 2005, and January 7, 2006 we verbally renewed the Note with Lender for additional terms of 30 days. Interest continues to be payable at the rate of 12.00% annually, payable in advance. The entire principal amount of the Note is now payable on February 6, 2006, and the Note continues to be secured by the Collateral.

     (b) Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------

  10.1 Indemnification Agreement dated December 15, 2005 between Superior Galleries, Inc. and Mitch Stoltz (incorporated herein by this reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 19, 2005).

  10.2        Promissory Note dated November 7, 2005 by Superior Galleries, Inc.
              to Kevin Lipton Rare Coins, Inc. (filed herewith).

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

     Dated: January 23, 2006            SUPERIOR GALLERIES, INC.

                                        By /s/ Silvano A. DiGenova
                                        --------------------------
                                        Silvano A. DiGenova
                                        President and Chief Executive Officer


     Dated: January 23, 2006            SUPERIOR GALLERIES, INC.

                                        By /s/ Paul Biberkraut
                                        ----------------------
                                        Paul Biberkraut, Chief Financial Officer

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

Exhibit 10.1 Indemnification Agreement dated December 15, 2005 between Superior Galleries, Inc. and Mitch Stoltz (incorporated herein by this reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 19, 2005).

Exhibit 10.2 Promissory Note dated November 7, 2005 by Superior Galleries, Inc. to Kevin Lipton Rare Coins, Inc. (filed herewith).

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