Form 10-Q
period 2006-03-31
SUPERIOR GALLERIES INC
filed 2006-05-15
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [_] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [_] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Title of each class of Common Stock         Outstanding as of May 2, 2006
     -----------------------------------         -----------------------------
     Common Stock, $0.001 par value              4,808,280

                                            TABLE OF CONTENTS
                                            -----------------

                                                                                                      Page
                                                                                                      ----

                                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..........................................................................3

          Balance Sheets at March 31, 2006 (Unaudited) and June 30, 2005................................3

          Statements of Operations (Unaudited) for the nine months ended and three months ended March 31, 2006 and 2005..........................................................5

          Statements of Cash Flows (Unaudited) for the nine months ended
          March 31, 2006 and 2005.......................................................................6

          Notes to Interim Financial Statements (Unaudited) at March 31, 2006...........................7

Item 2.   Management's discussion and Analysis of Financial Condition and Results of Operations........18

Item 3.   Quantative and Qualitative Disclosures About Market Risk.....................................33

Item 4.   Controls and Procedures......................................................................34

                                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................34

Item 1A.  Risk Factors.................................................................................35

Item 2.   Unregistered Sales Of Equity Securities and Use of Proceeds..................................35

Item 3.   Defaults Upon Senior Securities..............................................................35

Item 4.   Submission of Matters to a Vote of Security Holders..........................................35

Item 5.   Other Information............................................................................35

Item 6.   Exhibits and Reports on Form 8-K.............................................................35

                               PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SUPERIOR GALLERIES, INC.
                                       BALANCE SHEETS
                                       (IN THOUSANDS)

                                                                   March 31,      June 30,
                                                                     2006           2005
                                                                  (Unaudited)
                                                                 ------------   ------------
ASSETS

CURRENT ASSETS
  Cash                                                           $        471   $        417
  Accounts receivable, net of allowance for uncollectible
     accounts of $148 (March 2006) and $122 (Jun. 2005)                 5,208          4,969
  Auction and customer advances                                         1,842          4,950
  Inventories                                                           9,425          8,713
  Prepaid expense and other                                               328            346
                                                                 ------------   ------------
     Total current assets                                              17,274         19,395
                                                                 ------------   ------------
LONG-TERM ASSETS
  Property and equipment, net                                             409            220
                                                                 ------------   ------------
     Total long-term assets                                               409            220
                                                                 ------------   ------------
         TOTAL ASSETS                                            $     17,683   $     19,615
                                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - related party                                 $     10,850   $      9,250
  Line of credit                                                           --          2,200
  Accounts payable and accrued expenses                                 4,394          5,154
  Notes payable to a related party                                        200            350
  Notes payable                                                         1,150            650
  Series A stock redemption payable                                        --            275
                                                                 ------------   ------------
     Total current liabilities                                         16,594         17,879
                                                                 ------------   ------------
LONG-TERM LIABILITIES
  Notes payable to a related party, net of current portion                300            400
                                                                 ------------   ------------
     Total long-term liabilities                                          300            400
                                                                 ------------   ------------
         TOTAL LIABILITIES                                             16,894         18,279
                                                                 ============   ============

COMMITMENTS AND CONTINGENCIES

              See accompanying notes to unaudited interim financial statements




                                         SUPERIOR GALLERIES, INC.
                                        BALANCE SHEETS (CONTINUED)
                                              (IN THOUSANDS)

                                                                               March 31,       June 30,
                                                                                 2006            2005
                                                                              (Unaudited)
                                                                             ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock, 693 shares undesignated,
     none outstanding
  Series B convertible preferred stock, $1.00 par value, 3,400 shares designated, 3,400 shares issued
     and outstanding with a liquidation preference of $3,400                        2,967           2,967
  Series D convertible preferred stock, $1.00 par value, 2,000 shares designated, 2,000 shares issued and
     outstanding with a liquidation preference of $2,000                            1,931           1,931
   Series E convertible preferred stock, $1.00 par value, 2,500 shares designated, 2,500 shares issued and
     outstanding with a liquidation preference of $2,500                            2,488           2,488
  Common stock, $0.001 par value, 20,000 shares authorized; 4,808 and
     4,820 shares issued and outstanding as of March 31, 2006 and June
     30, 2005, respectively                                                             5               5
  Additional paid in capital                                                        8,685           8,459
  Accumulated deficit                                                             (15,287)        (14,514)
                                                                             ------------    ------------
     Total stockholders' equity                                                       789           1,336
                                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     17,683    $     19,615
                                                                             ============    ============


                     See accompanying notes to unaudited interim financial statements



                                              SUPERIOR GALLERIES, INC.
                                              STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)
                                        (In thousands, except per share data)

                                                             Nine Months Ended               Three Months Ended
                                                        ----------------------------    ----------------------------
                                                          March 31,       March 31,       March 31,       March 31
                                                            2006            2005            2006            2005
                                                        ------------    ------------    ------------    ------------

Net sales                                               $     34,302    $     27,700    $     13,870    $     10,933
Commission income                                              2,043           1,630           1,197             725
                                                        ------------    ------------    ------------    ------------
TOTAL REVENUE                                                 36,345          29,330          15,067          11,658

COST OF REVENUE                                               29,866          23,663          12,085           9,661
                                                        ------------    ------------    ------------    ------------
GROSS PROFIT                                                   6,479           5,667           2,982           1,997

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   6,872           5,594           2,404           2,098
                                                        ------------    ------------    ------------    ------------
Income (loss) from operations                                   (393)             73             578            (101)
                                                        ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
   Interest income                                               313             298              99              95
   Interest expense                                             (741)           (575)           (276)           (196)
   Other expense, net                                             --              (3)             --              (1)
                                                        ------------    ------------    ------------    ------------
     Total other income (expense)                               (428)           (280)           (177)           (102)
                                                        ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
AND EXTRAORDINARY ITEM                                          (821)           (207)            401            (203)

PROVISIONS FOR INCOME TAXES                                        1               1              --              --
                                                        ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         (822)           (208)            451            (203)
                                                        ------------    ------------    ------------    ------------
EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT,
NET OF APPLICABLE TAXES (NOTES 6 AND 11)                          50              --              50              --
                                                        ============    ============    ============    ============
NET INCOME (LOSS)                                       $       (772)   $       (208)   $        451    $       (203)
                                                        ============    ============    ============    ============
NET INCOME (LOSS) PER SHARE
   Basic:
     Income (loss) before extraordinary item                   (0.17)          (0.05)           0.08           (0.04)
     Extraordinary income net of applicable taxes               0.01              --            0.01              --
                                                        ------------    ------------    ------------    ------------
     Net Income (loss)                                  $      (0.16)   $      (0.05)   $       0.09    $      (0.04)
                                                        ============    ============    ============    ============
   Fully diluted
     Income (loss) before extraordinary item                   (0.17)          (0.05)           0.04           (0.04)
     Extraordinary income net of applicable taxes               0.01              --            0.01              --
                                                        ------------    ------------    ------------    ------------
     Net Income (loss)                                  $      (0.16)   $      (0.05)   $       0.05    $      (0.04)
                                                        ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
   Basic                                                       4,820           4,563           4,820           4,685
                                                        ============    ============    ============    ============
   Fully diluted                                               4,820           4,563           8,977           4,685
                                                        ============    ============    ============    ============

                          See accompanying notes to unaudited interim financial statements






                                       SUPERIOR GALLERIES, INC.
                                       STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                            (In thousands)

                                                                               Nine Months Ended
                                                                          ----------------------------
                                                                            March 31,       March 31,
                                                                              2006            2005
                                                                          ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                $       (772)   $       (208)
Adjustments to reconcile net (loss) to net cash
   provided by (used) in operating activities:
     Depreciation and amortization                                                  97              51
     Extraordinary gain from extinquishment of debt                                (50)             --
     Loss on retirement of property and equipment                                   --               3
     Fair value of common stock options granted                                    312              68
     Fair value of common stock issued for services                                 30             300
Increase (decrease) in cash from changes in assets and liabilities:
     Accounts receivable                                                          (240)            121
     Auction and customer advances, net                                          3,108           2,915
     Inventories                                                                  (712)         (3,227)
     Prepaid expenses and other                                                     19            (354)
     Other assets                                                                   --              11
     Accounts payable and accrued expenses                                        (877)           (567)
                                                                          ------------    ------------
Net cash provided by (used in) operating activities                                915            (887)
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                            (286)           (117)
                                                                          ------------    ------------
Net cash used in investing activities                                             (286)           (117)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under related party line of credit                                10,600           3,150
   Repayments under related party line of credit                                (9,000)         (4,750)
   Borrowings under lines of credit                                                 --               0
   Repayments under line of credit                                              (2,150)           (300)
   Repayments under related party debt                                            (250)            (50)
   Borrowings under notes payable                                                  500             650
   Issuance of Series E Preferred Stock, net of offering cost                       --           2,498
   Issuance of Common Stock                                                         --               3
   Payments under Series A preferred stock redemption                             (275)             --
                                                                          ------------    ------------
Net cash provided by (used in) financing activities                               (575)          1,201
                                                                          ------------    ------------
Net increase in cash and equivalents                                                54             197

Cash and cash equivalents, beginning of period                                     417             447
                                                                          ------------    ------------
Cash and cash equivalents, end of period                                  $        471    $        644
                                                                          ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                             $        741    $        574
                                                                          ============    ============
     Income taxes                                                         $          1    $          1
                                                                          ============    ============

                   See accompanying notes to unaudited interim financial statements


                                                Page 6

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

     In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements for the year ended June 30, 2005 contained in Superior's financial statements included in its Annual Report on Form 10-K filed on August 11, 2005.

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

     The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of March 31, 2006 and June 30, 2005, management has established an accounts receivable reserve of $148,000 and $122,000, respectively.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

     STOCK BASED COMPENSATION (CONTINUED)

     For fiscal years prior to July 1, 2005, the Company accounted for the 2003 Plan under the recognition and measurement principles of Accounting Principles Board Opinion No, 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. The Company had adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE," an amendment of FASB Statement No. 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the nine months ended March 31, 2005:

                                                                                2005
                                                                             ----------
          Net loss applicable to common shares, as reported                  $     (208)
          Add: Stock-based employee compensation included reported net
                   loss                                                              --
          Less: Total stock-based employee compensation expense
                determined under Black-Scholes option pricing model,
                net of tax effects                                                  174
                                                                             ----------

          Pro forma net income (loss)                                        $     (382)
                                                                             ==========

          Loss per share - as reported:
               Basic                                                         $    (0.04)
               Diluted                                                       $    (0.04)

          Loss per share - pro forma:
               Basic                                                         $    (0.08)
               Diluted                                                       $    (0.08)

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

2.   DESCRIPTION OF BUSINESS

     Superior is primarily a wholesaler, retailer and auctioneer of rare coins. The Company is based in Beverly Hills, California.

3.   INVENTORIES

     The Company's inventories consist of rare coins. The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in one to two of these agreements. As of March 31, 2006 and June 30, 2005, inventory totals reflected the Company's total proportional ownership and does not include any minority interest claims in regard to such partnership arrangements.

4.   AUCTION AND CUSTOMER ADVANCES

     Superior has established two short-term lending programs consisting of (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and, (ii) advancing customers cash based on the customer's assigning specific rare coins in their inventory to Superior as collateral. Superior can advance a customer up to 70% of consigned, or assigned, rare coin(s)' wholesale value. For auction advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Auction and customer advances bear interest at rates between 6% and 12% based primarily on the customer's creditworthiness and the loan size. The average term of the loan is approximately three months and no individual loan will exceed one year. Customers may require minimum prices for their consigned coins, and if the coin has not sold by the loan maturity date, the customer must either refinance the loan, repay the loan, or permit Superior to liquidate the coin. Superior will retain control of the assigned inventory until the customer repays the advance. Auction and customer advances consist of the following:

                                      March 31, 2006  June 30, 2005
                                      --------------  -------------
                                             (in thousands)
     Auction advances                  $        974   $      3,358
     Customer inventory advances                868          1,592
                                       ------------   ------------
                                       $      1,842   $      4,950
                                       ============   ============

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

5.   LINE OF CREDIT - RELATED PARTY

     On October 13, 2003, Superior executed a Commercial Loan and Security Agreement ("LOC"`) with Stanford Financial Group Company ("Stanford Financial"), an affiliate of a principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"), to provide the Company with a $7.5 million line of credit for purposes of financing inventory, auction advances and inventory loans to other rare coin dealers and collectors. On March 31, 2005, Stanford Financial Group Company's affiliate, SIBL, pursuant to its purchase of $2.5 million of the Company's Series E stock assumed, converted and cancelled $2.5 million of the Company's indebtedness under the Commercial LOC. In addition, Stanford Financial further amended the Commercial LOC increasing the line of credit to $10 million. On May 2, 2006 Stanford Financial further amended the Commercial LOC increasing the line of credit to $10,850,000 to reflect an additional advance made March 30, 2006. The Commercial LOC bears interest at the prime-lending rate (7.75% at March 31, 2006) and is secured by substantially all of Superior's assets. Effective July 21, 2005 the Commercial LOC was renewed through October 1, 2006. As of March 31, 2006 the outstanding balance was $10,850,000 and there was no accrued interest payable.

6.   LINE OF CREDIT

     On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by the inventory of the Company and a personal guarantee of the Company's CEO, and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, was secured by substantially all the assets of the Company and a personal guarantee of the Company's CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender became deceased and the aforementioned Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003 the Company and the executor of the Lender Estate executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for a payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its first priority lien position on all accounts receivable of the Company and to consider the default cured at that time. The amendment also requires monthly interest payments beginning on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provides for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. Effective July 31, 2005 the Renewal and Modification Agreement was further amended to provide for principal payments in the aggregate amount of $500,000, payable in minimum monthly payments of $50,000 beginning October 1, 2005, with the remaining principal balance of $1,700,000 to be paid on September 1, 2006. On March 31, 2006, the Company repaid the balance of the line of credit of $1,900,000 by applying the accounts receivable from the sale of $1,000,000 of rare coins to the lender, a payment of $850,000 in cash and the application of a $50,000 discount for early payment. The $50,000 discount was classified as an extraordinary gain on the Statement of Operations.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

7.   NOTE PAYABLE TO A RELATED PARTY

     On April 10, 2002 the Company executed a subordinated note payable in the amount of $1,000,000 to the Company's Chief Executive Officer and a principal stockholder ("CEO") bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. As the CEO did not enforce the repayment obligation, the amount had been classified as long term. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The Company was in arrears of $200,000 of principal payments at December 31, 2005. However, the CEO verbally agreed to delay these principal repayments until no later than March 31, 2006. On March 9, 2006, the principal in arrears of $200,000 was paid to the CEO. On March 31, 2006 the CEO verbally agreed to delay further principal payments until September 30, 2006. As of March 31, 2006, the outstanding balance was $500,000 and there was no accrued interest payable.

8.   NOTES PAYABLE

     During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest is payable monthly. As of January 1, 2006 the interest rate will increase to 12% per annum. As of March 31, 2006, the outstanding balance was $650,000 and there was no accrued interest payable.

     On February 6, 2006 the Company executed a demand note payable with a private lender in the amount of $500,000 bearing interest at 12% per annum secured by specific inventory. Interest is payable monthly in advance. The note was due on March 23, 2006. The private lender verbally agreed to extend the note due date to April 26, 2006. As of March 31, 2006, the outstanding balance was $500,000 and there was no accrued interest payable.

9.   EQUITY

     AUTHORIZED CAPITAL CHANGES

     On August 19, 2005 a majority of the Company's stockholders approved by written consent an amendment to the Company's articles of incorporation to increase the authorized number of common shares from 12,500,000 to 20,000,000. The amendment became effective on September 20, 2005.

     COMMON STOCK

     On March 27, 2006, the Company issued 15,000 common shares to a director in exchange for services. The services were valued at $15,750 and were based on the closing price of the Company's common stock as listed on NASDAQ's Over-the-counter Bulletin Board on the day the shares were issued.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

9.   EQUITY (CONTINUED)

     COMMON STOCK (CONTINUED)

     On March 31, 2006, the Company cancelled 26,662 common shares previously granted to an investor relations firm in exchange for services. The services associated with the cancelled shares were previously valued at $40,000 and were based on the closing price of the Company's common stock as listed on NASDAQ's Over-the-Counter Bulletin Board on the day the shares were issued.

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

     During the nine-month period ended March 31, 2006, the Company granted to employees and directors 65,000 stock options to purchase common shares with exercise prices ranging from $1.20 to $3.02. The Company has estimated, based on historical data, that all stock options issued during the nine months ended March 31, 2006 will vest. The options vest in one year and expire five years after vesting. During the nine-month period ended March 31, 2006, the Company canceled 76,667 stock options to purchase common shares that were forfeited by former employees. The Company records expenses on a straight line basis over the vesting term of the stock options based on fair value using the Black-Scholes option pricing model. For stock options issued during the nine-month period ended March 31, 2006 the fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

            Risk free interest rate       3.50% to 4.30%
            Dividends                                 --
            Volatility factor               246% to 255%
            Expected life                         1 year
            Annual forfeiture rate                    0%

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

9.   EQUITY (CONTINUED)

     STOCK OPTIONS (CONTINUED)

     The following table summarizes information about stock option transactions for the period shown:

                                                           NINE MONTH PERIOD
                                                                ENDED
                         ALL OPTIONS                        MARCH 31, 2006
                                                    ----------------------------
                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                                        PRICE
                                                                    ------------
          Outstanding at beginning of period             636,000    $       2.41
          Options granted                                 65,000            2.50
          Options forfeited                              (76,667)           1.90
          Options expired                                     --              --
          Options exercised                                   --              --
                                                    ------------    ------------
          Outstanding at end of period                   624,333    $       2.49
                                                    ============    ============
          Exercisable at end of period                   221,083    $       2.56
                                                    ============    ============


                                                           NINE MONTH PERIOD
                                                                ENDED
                   NON-VESTED OPTIONS                       MARCH 31, 2006
                                                    ----------------------------
                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                                        PRICE
                                                                    ------------
          Non-vested at beginning of period              464,000    $       2.28
          Options granted                                 65,000            2.50
          Options forfeited                              (76,667)           1.90
          Options expired                                     --              --
          Options vested                                 (49,083)           1.83
                                                    ------------    ------------
          Non-vested at end of period                    403,250    $       2.44
                                                    ============    ============

     The weighted average grant-date fair value of options granted during the nine-month period ended March 31, 2006 was $1.94 per share.

     The weighted average remaining contractual lives of the options outstanding and options exercisable at March 31, 2006, were 6.1 years and 4.2 years respectively.

     The Company recorded $312,000 of compensation expense for employee stock options during the nine-month period ending March 31, 2006. At March 31, 2006 there was a total of $619,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2003 Plan. The cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the nine-month period ended March 31, 2006 was approximately $90,000.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

9.   EQUITY (CONTINUED)

     STOCK OPTIONS (CONTINUED)

     No comparable information is presented for the nine-month period ended March 31, 2005 as the Company adopted the disclosure requirements for SFAS No. 123(R) using a modified prospective approach effective with periods commencing on July 1, 2005.

10.  CONTINGENCIES

     GUARANTEED LIQUIDITY AND BUY BACK

     The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $11,107,000 and $8,743,000 for the nine months ended March 31, 2006 and 2005, respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

     LEGAL PROCEEDINGS

     In June 2005, the Company was sued by Heritage Capital Corporation ("Heritage"), a competitor, in connection with the Company's employment of Larry Abbott, a former employee of Heritage. The parties to this case included Heritage, Superior Galleries, Inc. and Mr. Abbott. In this case, Heritage sued Mr. Abbott for breach of his employment agreement with that company, following his resignation in May 2005. This lawsuit has been completely settled in accordance with a settlement agreement dated March 27, 2006 at no cost to the Company, other than its own legal costs, estimated to be $50,000.

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

10.  CONTINGENCIES (CONTINUED)

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

11.  EXTRAORDINARY GAIN

     On March 31, 2006, the Company repaid the balance of the line of credit of $1,900,000 by applying the accounts receivable from the sale of $1,000,000 of rare coins to the lender, a payment of $850,000 in cash and the application of a $50,000 discount for early payment. The $50,000 discount was classified as an extraordinary gain on the Statement of Operations.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

     The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                             NINE MONTHS ENDED (IN THOUSANDS)
                                             --------------------------------
                                             MARCH 31,               MARCH 31,                              %
                                               2006         %          2005         %         CHANGE      CHANGE
                                             --------    --------    --------    --------    --------    --------
Net sales                                    $ 34,302         94%    $ 27,700         94%    $  6,602         24%
Commission income                               2,043          6%       1,630          6%         413         25%
                                             --------    --------    --------    --------    --------    --------
Total revenue                                  36,345        100%      29,330        100%       7,015         24%
Cost of revenue                                29,866         82%      23,663         81%       6,203         26%
                                             --------    --------    --------    --------    --------    --------
Gross profit                                    6,479         18%       5,667         19%         812         14%
Selling, general and administrative
   expenses                                     6,872         19%       5,594         19%       1,278         23%
                                             --------    --------    --------    --------    --------    --------
Income (loss) from operations                    (393)        -1%          73          0%        (466)      -638%
Other income (expense)                           (428)        -1%        (280)        -1%        (148)        53%
                                             --------    --------    --------    --------    --------    --------
Income (loss) before provision for
  taxes and extraordinary item                   (821)        -2%        (207)        -1%        (614)       297%
Income tax provision                                1          0%           1          0%          --          0%
                                             --------    --------    --------    --------    --------    --------
Income (loss) before extraordinary item          (822)        -2%        (208)        -1%        (614)       295%
Extraordinary item, net of income taxes            50          0%          --          0%          50         n/a
                                             --------    --------    --------    --------    --------    --------
Net income (loss)                            $   (772)        -2%    $   (208)        -1%    $   (564)       271%
                                             ========    ========    ========    ========    ========    ========

     Our net loss for the nine months ended March 31, 2006 was $772,000 or $0.16 per share on both a basic and diluted basis as compared to a net loss of $208,000 or $0.05 per share on both a basic and diluted basis for the nine months ended March 31, 2005. Although we achieved higher revenue as compared to the same period last year, we had reduced profitability (increased losses) due to a shift in revenue towards the sale of less profitable rare coins and higher operating costs.

REVENUES

     The table below sets forth our primary sources of revenue for the periods indicated:

                              NINE MONTHS ENDED (IN THOUSANDS)
                              --------------------------------
                              MARCH 31,              MARCH 31,                             %
                                2006         %         2005         %        CHANGE     CHANGE
                              --------   --------    --------   --------    --------   --------
Net Sales
   Rare Coin - Wholesale      $ 23,195        64%    $ 18,957        64%    $  4,238        22%
   Rare Coin - Retail           11,107        31%       8,743        30%       2,364        27%
                              --------   --------    --------   --------    --------   --------
Total Net Sales                 34,302        95%      27,700        94%       6,602        24%
Commission Income                2,043         5%       1,630         6%         413        25%
                              --------   --------    --------   --------    --------   --------
Total Revenue                 $ 36,345       100%    $ 29,330       100%    $  7,015        24%
                              ========   ========    ========   ========    ========   ========

     Total revenue for the nine months ended March 31, 2006 increased $7,015,000 or 24% to $36,345,000 from $29,330,000 for the nine months ended March 31, 2005. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the nine months ended March 31, 2006 increased $4,238,000 or 22% over the comparable period in 2005. Retail rare coin sales for the nine months ended March 31, 2006 increased $2,364,000 or 27% over the comparable period in 2005. On a combined basis, sales of rare coins increased $6,602,000 or 24% over the comparable period in 2005. This increase was primarily due to continued strong market demand which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market and due to our higher levels of inventory available for sale, which resulted from the availability to us of increased financing to purchase that inventory. Commission income for the nine months ended March 31, 2006 was $2,043,000, an increase of $413,000 or 25% over the comparable period in 2005. This increase was primarily due to the timing of one auction that usually occurs at the beginning of our fourth fiscal quarter that instead occurred this year at the end of our third fiscal quarter, and the effects of our efforts to attract higher quality consignments with higher average commission rates. Auction sales (hammer prices realized) were $19,267,000 for the nine months ended March 31, 2006 as compared to $17,759,000 for the nine months ended March 31, 2005 reflecting an increase of 8%.

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

     To expand our retail and auction distribution channels, we are continuing to upgrade our web-site. These upgrades include software tools to integrate our web-site with our operational, customer relationship management and financial software, increase traffic to our web-site, improve and automate communication with existing and potential customers, and further enhance our on-line auction capabilities. The costs incurred during the nine months ended March 31, 2006 for these upgrades were approximately $206,000. We are undertaking further upgrades to our website during the balance of this year and estimate the costs associated with these upgrades to be $50,000. We are continuing in our efforts to list rare coins on multiple Internet venues including our own web-site, and eBay and Overstock.com both in their regular listing formats and on their auction platforms. We are continuing to supply internet retailer Amazon.com with rare coins on a test basis. Our current relationship with Amazon.com is simply to provide that company, on a nonexclusive basis, with coins to be offered for sale on its website. We pay Amazon.com a commission, which is presently 15%, on any sales it makes through this relationship. We have yet to determine the length of the test period with Amazon.com. Other growth plans include the expansion of frequency of our on-line auction activities.

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

COST OF REVENUE

     Cost of revenue is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of revenue associated with it. Cost of revenue for the nine months ended March 31, 2006 increased $6,203,000 or 26% to $29,866,000 or 82% of total revenue, from $23,663,000 or 81% of total revenue for the nine months ended March 31, 2005. The increase in aggregate cost of revenue in the current period over the comparable period in 2005 was primarily due to the increase in rare coin sales as discussed in "Total Revenue" above. Additionally, in the current period we had less success than we had in the comparable period last year in purchasing coins at advantageous prices and the gross margin in the mix of coins sold was less favorable. Although the cost of revenue as a percentage of total revenue in the current period may be similar to that in the comparable period of the previous year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from period to period, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

GROSS PROFIT

     Gross profit for the nine months ended March 31, 2006 increased $812,000 to $6,479,000 or 18% of total revenue from $5,667,000 or 19% of total revenue for the nine months ended March 31, 2005. The increase in gross profit in the current period over the comparable period in 2005 was primarily due to our higher level of sales and an improvement in auction commissions. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Revenue" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the nine months ended March 31, 2006 increased $1,278,000 or 23% to $6,872,000 from $5,594,000 for the nine months ended March 31, 2005. These expenses represent 19% of total revenue for the nine months ended March 31, 2006 as compared to 19% of total revenue for the nine months ended March 31, 2005. The increase in these expenses was primarily due to the following factors: the hiring of new employees to enhance our operational infrastructure as we anticipated continued growth in our revenue, resulting in additional employee compensation of $603,000, which included commissions that resulted from our higher level of sales; expanded investor and public relations efforts with an additional cost of $32,000; additional legal costs of $47,000 primarily related to the defense of a lawsuit by a competitor; higher advertising costs of $77,000 primarily focused on the retail market; increased travel and related expense of an additional $80,000 due to the higher sales volume; higher consulting fees as part of our investment in enhancing our e-commerce capabilities of $11,000; and the effect of adopting an accounting policy to expense the fair value of our employee stock option grants of $259,000 more than the prior period.

OTHER INCOME AND EXPENSES

     Other expenses for the nine months ended March 31, 2006 increased $148,000 to $428,000 from $280,000 for the nine months ended March 31, 2005. This increase was primarily due to increased interest expense of $166,000, resulting from the combination of the increased use of our lines of credit to finance our own inventory and increases in the rate of interest charged on our line of credit with Stanford Financial for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.

PROVISION FOR INCOME TAXES

     Although we reported a net loss for the nine months ended March 31, 2006, we incurred income taxes for state franchise and other minimum taxes totaling $1,000. Similarly, although we reported a net loss the nine months ended March 31, 2005, we incurred income taxes for state franchise and other minimum taxes totaling $1,000.

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

     The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                               THREE MONTHS ENDED (IN THOUSANDS)
                                               ---------------------------------
                                               MARCH 31,               MARCH 31,                               %
                                                 2006          %         2005          %        CHANGE      CHANGE
                                               --------    --------    --------    --------    --------    --------
Net sales                                      $ 13,870         92%    $ 10,933         94%    $  2,937         27%
Commission income                                 1,197          8%         725          6%         472         65%
                                               --------    --------    --------    --------    --------    --------
Total revenue                                    15,067        100%      11,658        100%       3,409         29%
Cost of revenue                                  12,085         80%       9,661         83%       2,424         25%
                                               --------    --------    --------    --------    --------    --------
Gross profit                                      2,982         20%       1,997         17%         985         49%
Selling, general and administrative
   expenses                                       2,404         16%       2,098         18%         306         15%
                                               --------    --------    --------    --------    --------    --------
Income (loss) from operations                       578          4%        (101)        -1%         679       -672%
Other income (expense)                             (177)        -1%        (102)        -1%         (75)        74%
                                               --------    --------    --------    --------    --------    --------
Income (loss) before provision for taxes
   and extraordinary                                401          3%        (203)        -2%         604       -298%
Income tax provision                                 --          0%          --          0%          --          0%
                                               --------    --------    --------    --------    --------    --------
Income (loss) before extraordinary item             401          3%        (203)        -2%         604       -298%
Extraordinary item, net of income taxes              50          0%          --          0%          50         n/a
                                               --------    --------    --------    --------    --------    --------
Net income (loss)                              $    451          3%    $   (203)        -2%    $    654       -322%
                                               ========    ========    ========    ========    ========    ========

     Our net income for the three months ended March 31, 2006 was $451,000 or $0.09 per share basic and $0.05 per share diluted as compared to a net loss of $203,000 or $0.04 per share on both a basic and diluted basis for the three months ended March 31, 2005. Our increased profitability was primarily due to our increased revenue from both sales and auction activities.

REVENUES

     The table below sets forth our primary sources of revenue for the periods indicated:

                              THREE MONTHS ENDED (IN THOUSANDS)
                              ---------------------------------
                              MARCH 31,              MARCH 31,                             %
                                2006         %         2005         %        CHANGE     CHANGE
                              --------   --------    --------   --------    --------   --------
Net Sales
   Rare Coin - Wholesale      $  9,395        62%    $  7,157        61%    $  2,238        31%
   Rare Coin - Retail            4,475        30%       3,776        32%         699        19%
                              --------   --------    --------   --------    --------   --------
Total Net Sales                 13,870        92%      10,933        94%       2,937        27%
Commission Income                1,197         8%         725         6%         472        65%
                              --------   --------    --------   --------    --------   --------
Total Revenue                 $ 15,067       100%    $ 11,658       100%    $  3,409        29%
                              ========   ========    ========   ========    ========   ========

     Total revenue for the three months ended March 31, 2006 increased $3,409,000 or 29% to $15,067,000 from $11,658,000 for the three months ended
March 31, 2005. This increase in revenues is primarily due to the increase in sales of rare coins. Wholesale rare coin sales for the three months ended March 31, 2006 increased $2,238,000 or 31% over the comparable period in 2005. Retail rare coin sales for the three months ended March 31, 2006 increased $699,000 or 19% over the comparable period in 2005. On a combined basis, sales of rare coins increased $2,937,000 or 27% over the comparable period in 2005. This increase was primarily due to continued strong market demand which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market and due to our higher levels of inventory available for sale, which resulted from the availability to us of increased financing to purchase that inventory. Commission income for the three months ended March 31, 2006 was $1,197,000, an increase of $472,000 or 65% over the comparable period in 2005. This increase was primarily due to the timing of one auction that usually occurs at the beginning of our fourth fiscal quarter that instead occurred this year at the end of our third fiscal quarter, and the effects of our efforts to attract higher quality consignments with higher average commission rates. Auction sales (hammer prices realized) were $10,078,000 for the three months ended March 31, 2006 as compared to $8,142,000 for the three months ended March 31, 2005 reflecting an increase of 24%.

COST OF REVENUE

     Cost of revenue is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of revenue associated with it. Cost of revenue for the three months ended March 31, 2006 increased $2,424,000 or 25% to $12,085,000 or 80% of total revenue, from $9,661,000 or 83% of total revenue for the three months ended March 31, 2005. The increase in aggregate cost of revenue in the current period over the comparable period in 2005 was due to the increase in rare coin sales as discussed in "Total Revenue" above. Although the cost of revenue as a percentage of total revenue in the current period may be similar to that in the comparable period of the previous year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from period to period, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

GROSS PROFIT

     Gross profit for the three months ended March 31, 2006 increased $985,000 to $2,982,000 or 20% of total revenue from $1,997,000 or 17% of total revenue for the three months ended March 31, 2005. The increase in gross profit in the current period over the comparable period in 2005 was primarily due to our higher level of sales and increased auction commissions, as discussed above. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Revenue" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended March 31, 2006 increased $306,000 or 15% to $2,404,000 from $2,098,000 for the three months ended March 31, 2005. These expenses represent 16% of total revenue for the three months ended March 31, 2006 as compared to 18% of total revenue for the three months ended March 31, 2005. The increase in these expenses was primarily due to the following factors: the hiring of new employees to enhance our operational infrastructure as we anticipated continued growth in our revenue, resulting in additional employee compensation of $238,000, which included commissions that resulted from our higher level of sales; expanded investor and public relations efforts with a cost of $81,000; higher travel and related costs of $52,000 due to increased sales volume; increased internet fees and commissions due to the expansion of our on-line presence of $33,000; higher consulting fees as part of our investment in enhancing our e-commerce capabilities of $22,000; and the effect of adopting an accounting policy to expense the fair value of our employee stock option grants of $89,000.

OTHER INCOME AND EXPENSES

     Other expenses for the three months ended March 31, 2006 increased $75,000 to $177,000 from $102,000 for the three months ended March 31, 2005. This increase was primarily due to increased interest expense, resulting from the combination of the increased use of our lines of credit to finance our own inventory and increases in the rate of interest charged on our line of credit with Stanford Financial for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

PROVISION FOR INCOME TAXES

     Although we reported net income for the three-month period ended March 31, 2006, our losses from earlier periods in this fiscal year exceeded our third quarter income and we therefore incurred no income taxes. We reported net losses for the three months ended March 31, 2005 and we therefore incurred no state franchise and other minimum taxes for that period.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2006, we had working capital of $680,000. We recorded a net loss of $772,000 and had cash flow from operating activities of $915,000 for the nine-month period ended March 31, 2006. Given our March 31, 2006 cash balance of $471,000 and our projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through June 30, 2006. However, we may require additional funding. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast or expenses be higher than forecast then we may require additional financing through debt and/or equity, and we may not have adequate resources to fund operations. We expect future fixed obligations through June 30, 2006 to be paid solely by cash generated from operating activities. However, if we are unable to do so, we intend to satisfy fixed obligations from: (i) additional debt/equity financings;
(ii) extending vendor payments; and (iii) liquidation of inventory. No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

OPERATING ACTIVITIES

     Cash increased $54,000 for the nine months ended March 31, 2006 to $471,000 from $417,000 at June 30, 2005.

     Cash provided by our operating activities totaled $915,000 resulting primarily from repayments of auction and customer advances of $3,108,000 and offset by a decreases in accounts payable of $877,000, increases in inventories of $712,000 and our net loss of $772,000.

     We will continue to strive to gain operating efficiencies by turning our coin inventory more quickly, through competitive pricing, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

     Cash used in investing activities for the nine months ended March 31, 2006 was $286,000 consisting of purchases of property and equipment.

FINANCING ACTIVITIES

     Until the quarter ended March 31, 2004, we incurred losses since July 1999 and financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Cash used in financing activities totaled $575,000 for the nine months ended March 31, 2006 reflected by the following transactions:

     FINANCING ACTIVITIES - DEBT

     On April 10, 2002, we executed a subordinated note payable to our CEO bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. As of the March 31, 2006 the outstanding balance was $500,000 and all interest payments were paid to date and continue to be paid current on a monthly basis. The principal repayments that were due on December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005 were paid on March 9, 2006. During the nine-month period ended March 31, 2006, note repayments totaled $250,000.

     On July 9, 2002 and July 26, 2002, we entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by our inventory and a personal guarantee of our CEO and were due to be repaid in 60 days. On August 8, 2002 we converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Line of Credit"). The Line of Credit bore interest at the prime lending rate plus 7% per annum, was due on September 9, 2002, and was secured by substantially all the assets of the Company and a personal guarantee of our CEO. The Line of Credit provides for interest payments to be made in cash, inventory or restricted common shares of the Company at the sole discretion of the Lender. On September 16, 2002 the Line of Credit was amended to extend the due date to October 15, 2002. In November 2002 the Lender died and the Line of Credit became an asset of the Estate of the Lender ("Lender Estate"). On September 30, 2003, we executed a Renewal and Modification Agreement that amended the Line of Credit. In exchange for payment of $230,000 representing interest in arrears through September 30, 2003, the Lender Estate agreed to reduce the interest rate to 6% effective October 1, 2003, release its priority lien position on all of our accounts receivable and to consider the default cured at that time. The amendment also required monthly interest payments that began on November 1, 2003. On December 15, 2004, the Company and the executor of the Lender Estate executed an amendment to the Renewal and Modification Agreement described above that provided for principal payments of $100,000 per month for three months starting January 31, 2005 with the remaining principal balance of $2,200,000 to be repaid on January 31, 2006. Effective July 31, 2005 the Renewal and Modification Agreement was further amended to provide for principal payments in the aggregate amount of $500,000, with minimum monthly payments of $50,000 beginning October 1, 2005, with the remaining principal balance of $1,700,000 to be paid on September 1, 2006. On March 31, 2006 the outstanding Private Line of Credit was paid in full. During the nine-month period ended March 31, 2006, the Private Line of Credit was reduced by $2,200,000.

     On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC") with Stanford Financial Group Company, an affiliate of our principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"), to provide us with a $7,500,000 line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. A portion of this indebtedness was assigned to SIBL, and on March 31, 2005, as described below, pursuant to SIBL's purchase of $2,500,000 of our Series E Preferred Stock, SIBL assumed, converted and cancelled $2,500,000 of this indebtedness under the Commercial LOC. In addition, Stanford Financial Group Company further amended the Commercial LOC increasing the line of credit to $10,000,000. The Commercial LOC bears interest at the prime-lending rate (7.75% at March 31, 2006) and is secured by substantially all of our assets. As of March 31, 2006, the outstanding Commercial LOC balance was $10,850,000. On May 2, 2006, Stanford Financial further amended the Commercial LOC, increasing the line up to $10,850,000 to reflect an additional advance made March 30, 2006.

     On February 6, 2006, we executed a demand note payable to a private lender in the amount of $500,000 bearing interest at 12% per annum secured by specific inventory. Interest is payable monthly in advance. The note was due on March 23, 2006. The private lender verbally agreed to extend the note due date to April 26, 2006. As of March 31, 2006, the outstanding balance was $500,000 and there was no accrued interest payable.

     In April 2005, we began to make payments on account of our obligations under our Series A Preferred Stock redemption payable. Upon the commencement of this redemption provision in March 31, 2004 the total amount of the redemption payable was $688,000. During the nine-month period ended March 31, 2006 we made redemption payments totaling $274,000, which completed the redemption.

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

CAPITAL EXPENDITURES

     The Company did not incur any material capital expenditures for property and equipment during the nine months ended March 31, 2006 and does not presently have any plans to make material capital expenditures through the current fiscal year ending June 30, 2006.

RISK FACTORS

   WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

     We may not be able to sustain profitability or significantly increase our revenues. Although we recorded net income of $552,000 for the year ended June 30, 2004, we incurred a net loss of $772,000 for the nine months ended March 31, 2006, a net loss of $616,000 for the year ended June 30, 2005 and a net loss of $3,491,000 for the year ended June 30, 2003, and have incurred losses in prior fiscal years since July 1999. We cannot assure you that we will be profitable in the future.

   BECAUSE WE HAVE LIMITED WORKING CAPITAL, IT MAY BE DIFFICULT TO MAINTAIN OR EXPAND OUR OPERATIONS.

     Our working capital at March 31, 2006 was $680,000. There can be no assurance that our revenue or results of operations will not decline in the future, that we will not have losses in the future, or that we will be able to continue funding such losses if they occur. Our limited capital could adversely affect our ability to continue our operations.

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

   THE HIGH LEVEL OF OUR DEBT MAY LIMIT OUR ABILITY TO IMPLEMENT BUSINESS STRATEGIES TO GROW OUR REVENUE AND IMPROVE OUR PROFITABILITY.

     At March 31, 2006, we had total indebtedness of $12,500,000, of which $12,200,000 was short-term debt. Our high level of debt limits the amount of additional funds we can borrow, which in turn limits our ability to increase inventory or make additional customer advances, thus restricting our ability to grow our revenues. We do not have sufficient cash flow from operations to rapidly repay this debt, and therefore if this debt was not renewed we would have to seek new debt or equity financing to refinance our existing debt, or liquidate inventory, possibly on unfavorable terms. In the past, we have renegotiated or renewed the terms of our indebtedness on various occasions, but we cannot assure you that we will be able to do so in the future or that new debt or equity financing will be available for this purpose. This could result in losses from operations, or could even require us to seek protection under the bankruptcy laws.

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

     We are exposed to a degree of market risk through changes in short-term interest rates. At March 31, 2006, we had a line of credit from a related party with a balance payable of $10,850,000. This line of credit bears an interest rate that is tied to the bank prime rate. We are exposed to the risk of increasing short-term interest rates, but we do not consider this risk to be material.

     We have no activities that would expose us to foreign currency exchange rate risk or commodity price risks.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2006, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. While we will continually seek to evaluate and improve our disclosure controls, management does not expect that our disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives would be met.

     Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2006 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under Exchange Act), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In June 2005, we were sued by Heritage Capital Corporation ("Heritage"), a competitor of ours, in connection with our employment of Larry Abbott, a former employee of Heritage. The parties to this case included Heritage, Superior Galleries, Inc. and Mr. Abbott. In this case, Heritage has sued Mr. Abbott for breach of his employment agreement with that company, following his resignation in May 2005. This lawsuit has been completely settled in accordance with a settlement agreement dated March 27, 2006 at no cost to us other than our legal expenses, estimated to be $50,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 27, 2006, we issued 15,000 shares of Common Stock to Mr. Paul Biberkraut, one of our directors, for services performed for the Company. There was no underwriter for this issuance. Mr. Biberkraut is an accredited investor, there was no general solicitation in connection with this transaction, and this issuance was exempt from registration under the Securities Act of 1933 under
Section 4(2) of that Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     (a) On February 21, 2006, we borrowed $500,000 from Kevin Lipton Rare Coins, Inc. ("Lender") and in connection with that loan we executed a Promissory Note (the "Note") in the principal amount of $500,000. The Note is secured by certain coins from our rare coin inventory. The entire principal amount was originally payable on March 23, 2006. The Lender verbally extended the maturity date to April 26, 2006. As of March 31, 2006 the outstanding balance was $500,000 and there was no accrued interest payable.

     (b) Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.    DESCRIPTION

  10.1 Promissory Note dated February 21, 2006 by Superior Galleries, Inc. to Kevin Lipton Rare Coins, Inc. (filed herewith).

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

     Dated: May 12, 2006            SUPERIOR GALLERIES, INC.

                                    By /s/ Silvano A. DiGenova
                                    -------------------------------------------
                                    Silvano A. DiGenova
                                    President and Chief Executive Officer


     Dated: May 12, 2006            SUPERIOR GALLERIES, INC.

                                    By /s/ Silvano A. DiGenova
                                    -------------------------------------------
                                    Silvano A. DiGenova, Acting Chief Financial
                                    Officer

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

Exhibit 10.1 Promissory Note dated February 21, 2006 by Superior Galleries, Inc. to Kevin Lipton Rare Coins, Inc. (filed herewith).

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