Form 10-K
period 2006-06-30
SUPERIOR GALLERIES INC
filed 2006-09-28
CIK 1091539

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the fiscal year ended June 30, 2006
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                                 (310) 203-9855
                         (Registrant's Telephone Number)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                     (None)

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|

         Based on the last sale price of its common stock on September 18, 2006 ($1.01), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $2,348,393.(1) Unless otherwise specified herein, all share, warrant and option amounts give effect to a 1-for-20 reverse stock split effective as of June 30, 2003.

         The number of outstanding shares of the registrant's common stock as of September 18, 2006, was 4,808,280.


-------------
(1) For purposes of this calculation, shares owned by executive officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

         None


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................3
     ITEM 1.   BUSINESS........................................................3
     ITEM 1A.  RISK FACTORS...................................................11
     ITEM 1B.  UNRESOLVED STAFF COMMENTS......................................16
     ITEM 2.   PROPERTIES.....................................................16
     ITEM 3.   LEGAL PROCEEDINGS..............................................16
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............17

PART II.......................................................................18
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
               STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
               EQUITY SECURITIES..............................................18
     ITEM 6.   SELECTED FINANCIAL DATA........................................20
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................22
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......37
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................38
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................38
     ITEM 9A.  CONTROLS AND PROCEDURES........................................38
     ITEM 9B.  OTHER INFORMATION..............................................39

PART III......................................................................40
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............40
     ITEM 11.  EXECUTIVE COMPENSATION.........................................43
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................48
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................51
     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................52

PART IV.......................................................................53
     ITEM 15.  EXHIBITS.......................................................53

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

PENDING MERGER WITH DGSE COMPANIES, INC.

         On July 12, 2006, we entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with DGSE Companies, Inc., a Nevada corporation ("DGSE"). The Merger Agreement provides that DGSE Merger Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of DGSE, will merge with and into Superior Galleries, Inc., and that Superior Galleries will survive the merger (the "Merger") as a wholly-owned subsidiary of DGSE. DGSE is a publicly-held company trading on the NASDAQ Capital Market. In connection with the Merger, our outstanding shares of common stock will convert into common stock of DGSE, and certain of our options and warrants will be exchanged for options and warrants of DGSE. In the Merger, each share of our common stock outstanding immediately prior to the Merger would be converted into a number of shares of DGSE common stock equal to a fraction, the numerator of which is equal to the quotient of $14,000,000 divided by the lesser of (A) $3.25 and (B) the greater of (1) the twenty day volume-weighted closing sale price on the principal trading exchange for shares of DGSE common stock as of the closing date and (2) $1.90, and the denominator of which equals the number of shares of our common stock outstanding on the closing date. Accordingly, the maximum number of shares of DGSE common stock to be issued in exchange for our outstanding common stock is 7,368,421, and the minimum number of shares to be issued is 4,307,692.

         Pursuant to the Merger Agreement, fifteen percent (15%) of the number of shares of DGSE common stock to be issued at the closing of the Merger will be deposited in an escrow account as security for the payment of indemnification claims made under the Merger Agreement in the event our representations and warranties concerning our capitalization are inaccurate. The escrow will expire one year after the consummation of the Merger, and any shares not applied to satisfy claims or related expenses will then be released to the persons who were our stockholders at the closing date. The stockholder agent, which will initially be Stanford International Bank, Ltd. ("Stanford" or "SIBL"), will have the exclusive right to defend the escrow against claims made by DGSE or its related parties on behalf of our stockholders.

         The Merger Agreement provides that at or prior to closing we will enter into a Conversion and Exchange Agreement with Stanford, Stanford Financial Group Company ("SFG") and our Chief Executive Officer, Silvano DiGenova. Pursuant to the Conversion and Exchange Agreement, prior to the closing of the Merger SIBL will convert all of the shares of our preferred stock that it holds, which includes (i) 3,000,000 shares of the Series B $1.00 Convertible Preferred Stock;
(ii) 2,000,000 shares of the Series D $1.00 Convertible Preferred Stock; and
(iii) 2,500,000 shares of the Series E $1.00 Convertible Preferred Stock, into an aggregate of 3,600,806 shares of our common stock. In addition, SFG will convert $5,500,000 in debt that we owe SFG into our common stock at a conversion ratio of $2.00 per share. If our stockholders equity, after giving pro forma effect to the conversion of the preferred shares described above, is less than $5,751,000, then SFG will convert additional debt, in the amount of such deficit, into common stock at the same $2.00 per share conversion rate. Finally, Silvano DiGenova will convert his 400,000 shares of Series B $1.00 Convertible Preferred Stock into 202,330 shares of our common stock. All of the shares of our common stock to be issued upon the conversion of preferred stock pursuant to the Conversion and Exchange Agreement will be issued pursuant to current conversion rights.

         Consummation of the Merger is subject to certain closing conditions, including, among others, the approval of the Merger by our stockholders and DGSE's stockholders; DGSE stockholder approval of an increase in the number of authorized shares of common stock of DGSE; absence of governmental restraints; effectiveness of a Form S-4 registration statement registering the shares of DGSE common stock to be issued as merger consideration; entry into the Conversion and Exchange Agreement; entry into new employment agreements with Dr. L.S. Smith, the chairman and chief executive officer of DGSE, and William H. Oyster, a director and the president and chief operating officer of DGSE; the accuracy of representations and certifications; and the provision by a Stanford affiliate of an amended secured credit facility of $11,500,000 to Superior and DGSE. The Merger Agreement allows DGSE and Superior to terminate the Merger Agreement upon the occurrence (or non-occurrence) of certain events. DGSE and Superior currently expect the acquisition to close late in the Fall of 2006, subject to the satisfaction or waiver of the various closing conditions in the merger agreement.

         If the Merger is consummated as currently expected, DGSE's primary shareholder, Dr. L. S. Smith, will beneficially own between approximately 18% and 24% of the total common shares of DGSE, and our primary stockholder, Stanford, will beneficially own between approximately 29% and 38% of the total common shares of DGSE.

         The above description of the Merger does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as an Exhibit to this Annual Report on Form 10-K.

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

         According to experts in the field, it is difficult to determine the total annual sales volume of the coin and collectibles business. Sotheby's, one of the two largest auctioneers in the world in the coin and collectibles market, reported annual auction and related revenue from the sale of art and collectibles of $502 million for the year ended December 31, 2005, which is an increase of 13% over the prior year. With specific regard to coins, the U.S. Mint, in its Report to Congress for the year ending September 30, 2005, reported that Americans continue to collect the new quarter dollar coins from the 50 State Quarters(TM) program developed by the Mint. This program was designed to increase coin collecting and the number of collectors by minting five new designs annually of the quarter dollar with each design featuring one each of the 50 states over a ten year period from 1998 through 2008. During the year, the U.S. Mint also released the "Ocean in View" nickel, the "Return to Monticello" nickel, the "Marine Corps 230" silver dollar, the "Chief Justice John Marshall" silver dollar, the "Benjamin Franklin" silver dollar and the "Jamestown Commemorative" five dollar gold coin. In addition, the U.S. Mint reported non-bullion numismatic revenue of $360 million for 2005, which is an increase of 3% over the prior year.

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

         When selling rare coins on a retail basis, we utilize direct mail, telephone, fax, email and Internet-based retail and auctions, both private and public, as channels of distribution. We maintain a database of over 50,000 potential customers for rare coins who are solicited regularly through these channels. We currently maintain our website, www.SGBH.com to offer rare coins both at retail and at private auction. We also have ongoing campaigns on eBay and Overstock.com, third party websites, to sell rare coins at their Internet public auction and listing sites. At retail, we typically sell for immediate payment, holding the rare coins until good funds are received. In a few instances, on large purchases, we will consider financing a sale for a retail buyer. In these situations, we will hold the rare coins as collateral. In retail transactions, the market determines sale prices for rare coins and there are several pricing guides available to the retail buyer including monthly and weekly publications and auction prices realized. The price to be paid by a retail buyer for a rare coin is primarily based on the coin's condition and rarity as determined by its grade but is also influenced by the buyer's desire for the particular rare coin, the time it has taken to find a suitable example for the buyer's collection, the relative rarity of the coin to others held by the buyer and other factors. In retail transactions, we principally sell rare coins that have been certified for authenticity and quality by an independent recognized authority.

ACQUISITION OF INVENTORY

         We acquire inventory of rare coins at wholesale through other dealers in the trade, retail customers, trusts or estates desiring to sell their holdings or by auction. We are not dependent on any major suppliers. During the year ended June 30, 2006, one supplier provided approximately 10.5% of our aggregate purchases of coins. All other suppliers provided less than 6% of our inventory. When purchasing from other dealers in the trade, we are typically offered 15 days to pay the net invoice amount. Purchases from retail customers, trusts and estates or at auction by an independent auction company require immediate payment upon taking title and possession of the property. On occasion, we may trade items from our inventory to either a dealer or a retail customer in exchange for property from the dealer or retail customer. When buying inventory from a dealer, the majority of these purchases are completed at shows and expositions around the country, although a significant volume is transacted over the telephone. Purchasing at auction is another major source of inventory in rare coins. Purchase prices are negotiated by our buyers with dealers in the trade and with the retail customers, trusts and estates. When buying at auction, our buyers compete with other buyers in determining the final bid for any given lot of property.

AUCTION OPERATIONS

         On July 6, 2001, we acquired substantially all of the assets of Superior Galleries, Inc., a California corporation, a company that was an auctioneer of rare coins and collectibles located in Beverly Hills, California ("SGBH," which is not the same legal entity as Superior), for cash and a note. Through June 30, 2003, we were operating this business as a subsidiary under the name Superior Galleries Beverly Hills, Inc., although the seller retained certain rights to the Superior Galleries name in the stamp and space memorabilia markets for a period of two years from the date of the acquisition. As a result, we were restricted until July 6, 2003 from doing business in either the rare stamp or space memorabilia markets under this name for such period. Effective July 1, 2003, the auction operations of SGBH were combined with the remainder of our operations.

         Superior, as an auctioneer of rare coins and collectibles, has a history dating back to 1929 with sales primarily in the rare coin and rare stamp markets. With our long time location in Beverly Hills, our customers and clients include many well-recognized names in the entertainment and sports fields.

         We solicit and accept consignments of rare coins from individuals, dealers and trusts and estates and charge a seller's commission along with a buyer's premium on each lot sold. The combination of the seller's commission and the buyer's premium on each lot equals approximately 5%-30% but averages approximately 11.8%.

         We market our services by advertising in trade journals, direct mail and telemarketing and through attendance at major shows and exhibitions and by personal visits. Each consignment of goods is evidenced by a contract signed by both the consignor and Superior. In some instances, we may loan the consignor funds in an amount up to approximately 70% of the expected prices realized from the sale of the property in the consignment. The consignor loan amount maximums are determined by a loan-to-value ratio based on our estimate of the wholesale liquidation value in the event the consigned items do not sell at auction. In this event, the consignor also executes a note and security agreement evidencing the debt and providing a security interest to us in the consigned items. The proceeds from the sale of the property are used to repay the loan amount and the excess funds are paid to the consignor. Upon receipt of the consigned goods, we record the receipt on our records and then catalog and photograph the items, storing the information in digital format.

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

COMPETITION

         The business of selling rare coins is highly competitive. Methods of competition include pricing coins at levels that are lower than the published prices of our competitors, charging reduced auction commissions to sellers, increasing advertising and expanding Internet presence, and providing more personalized service. We compete with a number of smaller, comparably sized, and larger firms throughout the United States. These include: Heritage Auction Galleries, a large scale coin dealer and auctioneer; Bowers and Merena Auctions; and American Numismatic Rarities, a comparably-sized coin auction company. These competitors are generally larger and better capitalized than we are. However, we believe that we are able to compete with these competitors in part because of the reputation of our Chief Executive Officer, Silvano DiGenova, who has twenty-five years of experience in the rare coin industry. We cannot assure you, though, that we can continue to compete successfully with other established companies.

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

         In addition, many investors favor rare coins because they can be bought, owned and sold privately, i.e., without registering with or notifying any government agency. However, the Internal Revenue Service ("IRS") now requires dealers such as us to report all sales of coins in which more than $10,000 in cash or a cash-like instrument is used as payment. The private nature of rare coin ownership has occasionally resulted in rare coins being purchased by taxpayers for the purpose of concealing unreported income, or used to "launder" income derived from unlawful activities. As a coin dealer, which falls under the definition of a "dealer," the Company is subject to the Bank Secrecy

Act and the newly enacted Section 352 of the USA Patriot Act effective January 1, 2006. The Company must comply with requirements to collect certain information about customer transactions and report it to the IRS on Form 8300 or on a Suspicious Activity Report Form. As a second hand dealer of jewelry, the Company must also collect and report customer information to the Beverly Hills Police Department within 72 hours of the item purchase. We cannot assure you that additional regulations will not be imposed upon us in the future, and that our business will not be harmed as a result.

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

CUSTOMERS/DEPENDENCE ON KEY CUSTOMERS

         We generally sell to a large variety of individual retail purchasers as well as several wholesale purchasers throughout the nation and world. During the fiscal year ended June 30, 2006, none of our customers accounted for more than 10% of our sales.

         On May 18, 2005, we entered into a Primary Supplier Agreement with Stanford Coins & Bullion, Inc. ("Stanford C&B"), an affiliate of our principal shareholder, Stanford, under which we have been provided with a preferential right to source coins that Stanford C&B is seeking for its customers. When the agreement expired in December 2005, the business relationship between the parties continued under the same terms of the previous agreement. During the fiscal year ended June 30, 2006, Stanford C&B purchased $2,277,000 of rare coins from us.

NUMBER OF EMPLOYEES

         As of September 18, 2006, we co-employed or obtained contract services from 32 persons, of which 31 were full-time co-employees. Our co-employment relationship is with Administaff, as a professional employer organization. We believe that our future success depends in part upon our ability to recruit and retain qualified numismatists, marketing and other personnel. We consider our relations with our employees to be good. None of our employees are represented by a labor union.

ITEM 1A. RISK FACTORS

         The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations will likely suffer. Any of these or other factors could harm our business and future results of operations and may cause you to lose all or part of your investment in our company.

     WE HAVE A RECENT HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES.

         We may not be able to sustain profitability or significantly increase our revenues. We recorded a net loss of $2,489,000 for the year ended June 30, 2006 and a net loss of $616,000 for the year ended June 30, 2005. We recorded net income of $552,000 for the year ended June 30, 2004 and have incurred losses in prior fiscal years since July 1999. We cannot assure you that we will be profitable in the future.

     BECAUSE WE HAVE LIMITED WORKING CAPITAL, IT MAY BE DIFFICULT TO MAINTAIN OR EXPAND OUR OPERATIONS.

         At June 30, 2006, we had negative working capital of $909,000. There can be no assurance that our revenue or results of operations will not decline in the future, that we will not have losses in the future, or that we will be able to continue funding such losses if they occur. Our limited capital could adversely affect our ability to continue our operations.

     IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR REVENUE AND PROFITABILITY WILL DECREASE.

         The business of selling coins and other collectibles is highly competitive. We compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Our primary competitors are Heritage Auction Galleries, a large scale coin dealer and auctioneer; Bowers and Merena Auctions; and American Numismatic Rarities, a comparably-sized coin auctioneer. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. Additionally, other reputable companies that sell or auction rare coins and other collectibles may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could decrease.

     THE VOTING POWER OF SUPERIOR GALLERIES, INC. IS SUBSTANTIALLY CONTROLLED BY STANFORD INTERNATIONAL BANK LIMITED AND A GROUP OF AFFILIATED PERSONS. THIS CONCENTRATION OF VOTING POWER MAY, AMONG OTHER THINGS, DELAY OR FRUSTRATE THE REMOVAL OF INCUMBENT DIRECTORS OR A TAKEOVER ATTEMPT, EVEN IF SUCH EVENTS MAY BE BENEFICIAL TO OUR SHAREHOLDERS.

         Stanford and certain of its affiliates collectively hold approximately 51% of our voting securities. Consequently, Stanford and its affiliates have sufficient voting power to control the outcome of virtually all corporate matters submitted to the vote of our common shareholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, and mergers and other business combinations involving Superior. In addition, through this control of the board of directors and voting power, Stanford is able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and our acquisition or disposition of assets. Also, the concentration of voting power in the hands of Stanford could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our shareholders, and may adversely affect the market price of our common stock.

     THE HIGH LEVEL OF OUR DEBT MAY LIMIT OUR ABILITY TO IMPLEMENT BUSINESS STRATEGIES TO GROW OUR REVENUE AND IMPROVE OUR PROFITABILITY.

         At June 30, 2006, we had total indebtedness of $12,000,000, of which $11,700,000 was short-term debt. Our high level of debt limits the amount of additional funds we can borrow, which in turn limits our ability to increase inventory or make additional customer advances, thus restricting our ability to grow our revenues. We do not have sufficient cash flow from operations to rapidly repay this debt, and therefore if this debt was not renewed we would have to seek new debt or equity financing to refinance our existing debt, or liquidate inventory, possibly on unfavorable terms. In the past, we have renegotiated or renewed the terms of our indebtedness on various occasions, but we cannot assure you that we will be able to do so in the future or that new debt or equity financing will be available for this purpose. This could result in losses from operations, or could even require us to seek protection under the bankruptcy laws.

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

     WE COULD BE SUBJECT TO SALES TAXES, INTEREST AND PENALTIES ON INTERSTATE SALES FOR WHICH WE HAVE NOT COLLECTED TAXES.

         We do not collect California sales tax on mail-order sales to out-of-state customers, nor do we collect use tax on our interstate mail order sales. We believe that our sales to interstate customers are generally tax-exempt due to varying state exemptions relative to the definitions of being engaged in business in particular states and the lack of current Internet taxation. We do collect sales taxes on retail sales made, if any, while at conventions and auctions held out of state and file related state tax returns. While we have not been contacted by any state authorities seeking to enforce sales or use tax regulations, we cannot assure you that we will not be contacted by authorities in the future with inquiries concerning our compliance with current statutes, nor can we assure you that future statutes will not be enacted that affect the sales and use tax aspects of our business.

     THE LOSS OF THE SERVICES OF OUR CHIEF EXECUTIVE OFFICER COULD SIGNIFICANTLY REDUCE OUR REVENUE AND PROFITABILITY.

         Our success and future performance depends on the continued services of our Chief Executive Officer, Silvano DiGenova, on whom we rely heavily for his expertise and reputation in the rare coin market. Specifically, Mr. DiGenova is a substantial buyer, appraiser and seller of rare coins on our behalf as well as a substantial draw to potential auction consigners. Mr. DiGenova's services would be difficult to replace and the loss of these services could cause significant harm to our business. While we previously had an employment agreement with Mr. DiGenova that expired on March 31, 2005, this agreement has not yet been renewed, and in any event such an employment agreement may not provide us with meaningful assurance that we will continue to have his services available to us in the future. His execution of an independent contractor agreement with Superior is a condition to the planned Merger with DGSE.

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

     THE COSTS ASSOCIATED WITH OUR GROWTH PLANS MAY RESULT IN REDUCED PROFITABILITY.

         We have experienced significant periods of growth and increased personnel, marketing and other operational costs. This expansion has placed, and we expect it will continue to place, a significant strain on our management and our operational and financial resources. To manage this growth we must do the following:

         o establish and continue to develop operational, financial and management systems;
         o    train, manage and motivate our employee base;
         o    efficiently use technology and operations personnel; and
         o replace contract rare coin specialists and appraisers with permanent staff.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable.

ITEM 2.  PROPERTIES

         Our corporate headquarters are located in an approximately 7,000 square foot storefront facility located at 9478 West Olympic Boulevard, Beverly Hills, California, which we lease from a company controlled by another rare coin dealer. This facility includes administrative, customer support, auction, gallery and retail space. One lease for the store front lease expires on September 30, 2012; and one lease for the office space expires July 31, 2010. The combined monthly rental rate is $21,147 plus parking fees and rent of storage space, subject to annual increases based on increases in the consumer price index. We believe that our facilities are adequate for our needs in the near future.

ITEM 3.  LEGAL PROCEEDINGS

         We were sued by Heritage Capital Corporation ("Heritage"), a competitor of ours, in connection with our employment of Larry Abbott, a former employee of Heritage. The petition was filed on June 3, 2005 in the Dallas County District Court in Texas. The parties to this case included Heritage, Superior Galleries, Inc. and Mr. Abbott. In this case, Heritage sued Mr. Abbott for breach of his employment agreement with that company, following his resignation in May 2005. This lawsuit has been completely settled in accordance with a settlement agreement dated March 27, 2006, at no cost to us, other than its own legal costs, estimated to be $50,000.

         We are being sued by Elaine and Dean Sanders in connection with a loan made to them against 32 coins placed on consignment on June 26, 2004. Fourteen of the coins were sold, and the proceeds from this sale of approximately $186,750 were insufficient to repay the loan of $359,471 that we made to the Sanders. The plaintiffs subsequently paid an additional $155,000 in December 2005 with respect to the loan, but now allege that we violated the terms of our agreement with them relating to the sale of the coins. We strongly deny that we violated the agreement or acted improperly in any way. The complaint was filed on June 6, 2006 in the U.S. District Court for Central California and seeks undefined dollar amounts, accrued interest and reimbursement of plaintiffs' legal costs.

         In April 2004 we sued our former Chief Financial Officer, Malingham Shrinivas, in Los Angeles Superior Court for breach of contract, fraud and conspiracy. In that lawsuit, we alleged that he fraudulently arranged to receive more salary than he was entitled to, to pay personal expenses using Company funds, and to pay third party vendors with Company funds for services which were not rendered. In July 2004 Mr. Shrinivas filed a counterclaim in this litigation, claiming that he was terminated without just cause and was therefore entitled to $58,250 in severance pay.

         Although the case had been scheduled for trial in August 2006, prior to that time the case was stayed by order of the Superior Court because the Court had been advised that criminal charges against Mr. Shrinivas related to this matter were imminent. Those criminal charges were subsequently filed, and therefore further proceedings in connection with the civil case continue to be stayed. We do not know how long the stay will be in effect. We believe that Mr. Shrinivas was terminated with cause and that he is therefore not entitled to any severance from us. If and when the stay of our civil case is terminated, we intend to vigorously pursue our claims and defend Mr. Shrinivas' claims for severance pay.

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

         None.

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

                                                        Fiscal 2006
                                                    -------------------
                  Fiscal Quarter Ended:             High           Low
                                                    -----         -----
                       June 30                      $1.25          $.81
                       March 31                      1.90           .82
                       December 31                   1.80           .92
                       September 30                  4.00          1.50

                                                        Fiscal 2005
                                                    -------------------
                  Fiscal Quarter Ended:             High           Low
                                                    -----         -----
                       June 30                      $4.75         $2.90
                       March 31                      4.20          1.50
                       December 31                   1.52          0.65
                       September 30                  2.00          1.25

HOLDERS

         We have one class of common stock outstanding as of September 18, 2006. The number of holders of record of our common stock as of the close of business on September 18, 2006 was 178. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms which, in turn, hold shares of stock for beneficial owners.

DIVIDENDS

         To date, we have declared no common stock dividends, and do not expect to pay cash dividends on our common stock in the near future. We intend to retain future earnings, if any, to provide funds for the operation of our business. The terms of our Series B $1.00 Convertible Preferred Stock, or Series B Preferred Stock, prohibit us from making any distributions on our common stock without the vote or written consent of the holders of a majority of the outstanding shares of the Series B Preferred Stock, voting as a separate class. The holders of our outstanding Series D $1.00 Convertible Preferred Stock, or Series D Preferred Stock and Series E $1.00 Convertible Preferred Stock, or Series E Preferred Stock, each voting separately as a class, likewise must approve the payment of any dividends other than dividends on our several outstanding series of Preferred Stock. All of our shares of Series A Redeemable 8% Convertible Preferred Stock, or Series A Preferred Stock, were redeemed by cash payments by the end of fiscal 2006, and therefore all restrictions on the payment of dividends that were previously associated with these securities have been terminated.

EQUITY COMPENSATION PLAN INFORMATION

         Information regarding outstanding options to purchase our common stock under equity compensation plans, and concerning related matters, is set forth below under "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters--Equity Compensation Plan Information."

RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected operating data for the fiscal years ended June 30, 2006, 2005 and 2004, and the selected balance sheet data at June 30, 2006 and 2005, that are set forth below are derived from our audited financial statements included elsewhere in this Report. The selected operating data for the fiscal years ended June 30, 2003 and 2002 and the balance sheet data for June 30, 2004, 2003 and June 30, 2002 were derived from audited consolidated financial statements that are not included in this Report. The following data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included below in this report.

                                                                  YEAR ENDED JUNE 30,
                                                --------------------------------------------------------
STATEMENTS OF OPERATIONS DATA                     2006        2005        2004        2003        2002
                                                --------    --------    --------    --------    --------
                                                         (in thousands, except per share data)
Total revenue                                   $ 46,317    $ 39,535    $ 29,997    $ 20,355    $ 18,797
Cost of sales                                     38,393      32,027      23,382      15,952      16,092
                                                --------    --------    --------    --------    --------
Gross profit                                       7,924       7,508       6,615       4,403       2,705
Selling, general and administrative expenses       9,792       7,708       5,959       6,676       6,406
Impairment of goodwill                                --          --          --         591          --
                                                --------    --------    --------    --------    --------
Income (loss) from operations                     (1,868)       (200)        656      (2,864)     (3,701)
Other interest income (expense)                     (669)       (415)        (92)       (614)     (1,174)
Extraordinary gain from extinguished debt             50          --          --          --          --
                                                --------    --------    --------    --------    --------
Income (loss) before income tax provision         (2,487)       (615)        564      (3,478)     (4,875)
Income tax provision (benefit)                         2           1          12          13          (8)
                                                --------    --------    --------    --------    --------
Income (loss) from continuing operations          (2,489)       (616)        552      (3,491)     (4,867)
Income (loss) from discontinued operations            --          --          --          --      (3,038)
                                                --------    --------    --------    --------    --------
Net income (loss)                               $ (2,489)   $   (616)   $    552    $ (3,491)   $ (7,905)
                                                ========    ========    ========    ========    ========
Calculation of net income (loss) per share
Net income (loss)                               $ (2,489)   $   (616)   $    552    $ (3,491)   $ (7,905)
Preferred stock accretion                             --          --         (50)        (67)        (44)
Preferred stock dividends                             --          --         (37)       (429)        (62)
                                                --------    --------    --------    --------    --------
Net income (loss) applicable to common shares   $ (2,489)   $   (616)   $    465    $ (3,987)   $ (8,011)
                                                --------    --------    --------    --------    --------
Net income (loss) per common share: (1)
   from continuing operations                   $  (0.52)   $  (0.13)   $   0.11    $  (1.75)   $  (2.50)
   from discontinued operations                       --          --          --          --       (1.53)
                                                --------    --------    --------    --------    --------
   from net income (loss), basic                $  (0.52)   $  (0.13)   $   0.11    $  (1.75)   $  (4.03)
                                                ========    ========    ========    ========    ========
   from net income (loss), fully diluted        $  (0.52)   $  (0.13)   $   0.06    $  (1.75)   $  (4.03)
                                                ========    ========    ========    ========    ========
Weighted average shares outstanding: (1)
   Basic                                           4,817       4,627       4,370       2,278       1,988
   Fully diluted                                   4,817       4,627       8,098       2,278       1,988

--------------------------
(1)  Per share data and weighted average shares outstanding have been retroactively adjusted for a twenty-for-one reverse split, which was effectuated on June 30, 2003





                                                                              JUNE 30,
                                                       -------------------------------------------------------
BALANCE SHEET DATA                                       2006        2005       2004       2003         2002
                                                       --------    --------   --------    --------    --------
                                                                           (in thousands)
Cash and cash equivalents                              $  4,770    $    417   $    447    $    689    $     33
Current assets                                           19,410      19,395     16,719       9,597       5,918
Total assets                                           $ 19,794    $ 19,615   $ 16,865    $  9,827    $  7,221

Current liabilities                                    $ 20,319    $ 17,879   $ 17,004    $  9,955    $  5,528
Long-term liabilities                                       300         400        944         807       1,007
Total stockholders' equity (deficit)                       (825)      1,336     (1,083)     (1,572)       (585)
Total liabilities and stockholders' equity (deficit)   $ 19,794    $ 19,615   $ 16,865    $  9,827    $  7,221


         The following data present unaudited quarterly financial information for each of the eight quarters beginning with September 30, 2004 and ending on June 30, 2006. The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K. The financial information set forth below includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results. The following data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial
Condition and Results of Operations" included below in this report.

                                                                        FISCAL QUARTER ENDED
                                                YEAR ENDED   --------------------------------------------
                                                 JUNE 30,    JUNE 30,    MAR. 31,    DEC. 31,    SEPT. 30,
STATEMENTS OF OPERATIONS DATA                      2006        2006        2006        2005        2005
                                                 --------    --------    --------    --------    --------
                                                          (in thousands, except per share data)
Total revenue                                    $ 46,317    $  9,972    $ 15,067    $  9,626    $ 11,653
Cost of sales                                      38,393       8,527      12,085       8,440       9,342
                                                 --------    --------    --------    --------    --------
Gross profit                                        7,924       1,445       2,982       1,186       2,311
Selling, general and administrative expenses        9,792       2,921       2,404       2,166       2,301
                                                 --------    --------    --------    --------    --------
Income (loss) from operations                      (1,868)     (1,476)        578        (980)         10
Other income (expense)                               (669)       (240)       (177)       (137)       (114)
                                                 --------    --------    --------    --------    --------
Income (loss) from before income tax provision     (2,537)     (1,716)        401      (1,117)       (104)
Income tax provision (benefit)                          2           1          --          --           1
                                                 --------    --------    --------    --------    --------
Net income (loss) before extraordinary gain      $ (2,539)   $ (1,717)   $    401    $ (1,117)   $   (105)
                                                 ========    ========    ========    ========    ========

Extraordinary gain from extinguished debt              50          --          50          --          --
Net income (loss)                                $ (2,489)   $ (1,717)   $    451    $ (1,117)   $   (105)
                                                 ========    ========    ========    ========    ========

Net income (loss) per common share:
   from net income (loss), basic                 $  (0.52)   $  (0.36)   $   0.09    $  (0.23)   $  (0.02)
                                                 ========    ========    ========    ========    ========
   from net income (loss), fully diluted         $  (0.52)   $  (0.36)   $   0.05    $  (0.23)   $  (0.02)
                                                 ========    ========    ========    ========    ========

Weighted average shares outstanding:
   Basic                                            4,817       4,808       4,820       4,820       4,820
   Fully diluted                                    4,817       4,808       8,977       4,820       4,820





                                                                         FISCAL QUARTER ENDED
                                               YEAR ENDED    --------------------------------------------
STATEMENTS OF OPERATIONS DATA                    JUNE 30,    JUNE 30,    MAR. 31,    DEC. 31,    SEPT. 30,
                                                   2005        2005        2005        2004        2004
                                                 --------    --------    --------    --------    --------
                                                           (in thousands, except per share data)
Total revenue                                    $ 39,535    $ 10,205    $ 11,658    $  8,403    $  9,269
Cost of sales                                      32,027       8,364       9,661       6,787       7,215
                                                 --------    --------    --------    --------    --------
Gross profit                                        7,508       1,841       1,997       1,616       2,054
Selling, general and administrative expenses        7,708       2,114       2,098       1,642       1,854
                                                 --------    --------    --------    --------    --------
Income (loss) from operations                        (200)       (273)       (101)        (26)        200
Other income (expense)                               (415)       (135)       (102)       (104)        (74)
                                                 --------    --------    --------    --------    --------
Income (loss) from before income tax provision       (615)       (408)       (203)       (130)        126
Income tax provision (benefit)                          1          --          --          --           1
                                                 --------    --------    --------    --------    --------
Net income (loss)                                $   (616)   $   (408)   $   (203)   $   (130)   $    125
                                                 ========    ========    ========    ========    ========

Net income (loss) per common share:
   from net income (loss), basic                 $  (0.13)   $  (0.09)   $  (0.04)   $  (0.03)   $   0.03
                                                 ========    ========    ========    ========    ========
   from net income (loss), fully diluted         $  (0.13)   $  (0.09)   $  (0.04)   $  (0.03)   $   0.02
                                                 ========    ========    ========    ========    ========

Weighted average shares outstanding:
   Basic                                            4,627       4,743       4,685       4,510       4,497
   Fully diluted                                    4,627       4,743       4,685       4,510       8,170


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

UNCERTAINTIES RESULTING FROM PLANNED MERGER WITH DGSE

         On July 12, 2006, we entered into the Merger Agreement with DGSE, as described under "Item 1. Business - Pending Merger with DGSE Companies, Inc.," above. If the Merger is consummated, DGSE Merger Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of DGSE, will merge with and into Superior Galleries, Inc. Superior Galleries, Inc. would survive the Merger as a wholly-owned subsidiary of DGSE, and therefore would cease to be an independent publicly traded company at that time. The closing of the Merger is subject to certain conditions, however, and if these conditions are not satisfied the Merger may not be consummated.

         We have incurred costs of approximately $162,000 in connection with the Merger during the six months ended June 30, 2006. We expect to incur additional costs related to the Merger during fiscal 2007, including substantial legal and accounting costs. We expect these costs to be reflected in our operating results for the quarters ending September 30, 2006 and December 31, 2006, but we are presently unable to quantify these costs. In addition, we have entered into an agreement with DGSE under which we will pay one-half of the total costs and expenses incurred in connection with the Merger by both us and DGSE, if the Merger is not consummated. These expenses would include, among others, legal fees, accounting fees and investment banking fees. Under this arrangement, if the Merger is not consummated our share of the total expenses may be substantially more than the amount of expenses we have incurred ourselves.

TRENDS AND UNCERTAINTIES

         As a dealer and auctioneer of rare coins, our revenue and profitability can be materially affected by economic factors such as interest rates, inflation, stock market performance, the price of gold and other precious metals and world political stability. The demand for and therefore the price of rare coins tends to increase with the price of gold. During times of unstable stock market performance and low interest rates rare coins may become more attractive as an investment as compared to the stock market or interest bearing securities. In times of strong stock market returns and high interest rates, rare coins may be viewed as a less favorable investment. Political instability may also increase the demand for rare coins as individuals may perceive the security and portability of rare coins more favorably as compared to other financial assets such as stocks, bonds or cash. While we are currently experiencing economic conditions that have increased the demand for rare coins, resulting in higher revenue for us, future changes in the economy such as rapid increases in interest rates, a decrease in the price of gold or strong growth in the stock market could materially reduce our revenue, margins and profitability and affect our liquidity as inventory turns would diminish.

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

         Over the past five years, except for the year ended June 30, 2004, we incurred substantial losses that severely diminished our capital base and our liquidity. As a result, we have negative shareholders' equity and working capital. In addition, most of our debt is short-term and bears a variable interest rate. Any significant unfavorable change in the economic environment or in our industry could quickly result in declining revenue and operating losses. Our challenge is to both raise additional permanent equity capital and restructure our debt to include a larger long-term portion, which may be accomplished through the intended Merger with DGSE. Although we cannot assure you that we will be able to accomplish these objectives either with or without the Merger, it is our hope that if we are able to restructure our debt and raise additional equity, we will mitigate some of the impact of a future negative economic environment and conversely will benefit more sharply from a positive environment.

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

         ACCOUNTS RECEIVABLE. We are required to estimate the collectibility of our accounts receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and related aging of past due balances. We evaluate specific accounts receivable balances when we become aware of a situation where a client may not be able to meets its financial obligations to us. The amount of the required allowance is based on the facts available to us and is reevaluated and adjusted as additional information is available, including our right to offset debts with accounts payable balances and the proceeds from consigned inventory sales. Allowances are also established for probable loss inherent in the remainder of the accounts receivable based on a factor of 0.1% of total gross sales. As a result of the expansion of our rare coin auction business, we may attract new customers that may adversely affect our estimates of accounts receivable collectibility, and, the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

         AUCTION AND CUSTOMER ADVANCES. We are required to estimate the collectibility of our auction and customer advances. All of our advances are secured by rare coins. Although we make our decision to advance funds based on customers' creditworthiness, business history, and collateral valuation, the collectibility of advances is primarily based on our estimate of sale of customers' rare coin collateral on a wholesale liquidation basis. We evaluate specific advance balances when we become aware of situations where a client may not be able to meet its financial obligations to us or the value of collateral securing the advance is impaired. Due to the availability of a line of credit from Stanford Financial Group Company, which is an affiliate of our principal shareholder, Stanford International Bank Limited, in fiscal 2005 we significantly expanded our auction and customer advance activities, and in fiscal 2006 we collected over $3 million of these advances. We have not had any significant history of losses. It is difficult to assess future performance of the rare coin market. A rapid adverse change in the rare coin market could diminish the value of the collateral and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

         REVENUE RECOGNITION. We generate revenue from wholesale and retail sales of rare coins, precious metals bullion and second-hand jewelry and artifacts. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties.

         We sell rare coins to other wholesalers/dealers within our industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. We grant credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. We generally do not obtain collateral with which to secure our accounts receivable when the sale is made to a dealer. We maintain reserves for potential credit losses based on an evaluation of specific receivables and a general reserve based on total gross sales. We recognize revenue for monetary transactions (i.e., cash and receivables) with dealers when the merchandise is shipped to a dealer.

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

         INVENTORY VALUATION. We value our inventory at the lower of cost or market in accordance with generally accepted accounting principles related to the fair market valuation of assets. On a periodic basis our numismatic staff will review market data from recognized industry sources, published auction results and offers made by customers on specific items to determine whether or not the cost of our inventory is above or below market price. If the market value of a coin is significantly less than its cost to us, we will establish a reserve against inventory to reflect that the market value of our rare coin inventory in the aggregate is below cost, which results in reflecting the value of our inventory at the lower of cost or market.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

         The following table sets forth the percentage of net revenue represented by each item in our statements of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                                     YEAR ENDED (DOLLARS IN THOUSANDS)
                                                  --------------------------------------
                                                  JUNE 30,            JUNE 30,                            %
                                                    2006        %       2005          %     CHANGE      CHANGE
                                                  --------    ----    --------      ----   ---------    ------
Net sales                                         $ 43,302     93%    $ 37,340       94%   $   5,962       16%
Commission Income                                    3,015      7%       2,195        6%         820       37%
                                                  --------    ----    --------      ----   ---------    ------
Total revenue                                       46,317    100%      39,535      100%       6,782       17%
Cost of sales                                       38,393     83%      32,027       81%       6,366       20%
                                                  --------    ----    --------      ----   ---------    ------
Gross profit                                         7,924     17%       7,508       19%         416        6%
Selling, general and administrative expenses         9,792     21%       7,708       19%       2,084       27%
                                                  --------    ----    --------      ----   ---------    ------
Income (loss) from operations                       (1,868)    -4%        (200)      -1%      (1,668)     834%
Other income (expense)                                (669)    -1%        (415)      -1%        (254)      61%
                                                  --------    ----    --------      ----   ---------    ------
Income (loss) before provision for taxes
  and extraordinary item                            (2,537)    -5%        (615)      -2%      (1,922)     313%
Income tax provision                                     2      0%           1        0%           1      100%
                                                  --------    ----    --------      ----   ---------    ------
Income (loss) before extraordinary item             (2,539)    -5%        (616)      -2%      (1,923)     312%
Extraordinary item                                      50      0%          --        0%          50      100%
                                                  --------    ----    --------      ----   ---------    ------
Net Income (loss)                                 $ (2,489)    -5%    $   (616)      -2%   $  (1,873)     304%
                                                  ========    ====    ========      ====   =========    ======

         Our net loss for the year ended June 30, 2006 was $2,489,000 or $0.52 per share on both a basic and fully diluted basis as compared to a net loss of $616,000 or $0.13 per share on a basic and fully diluted basis for the year ended June 30, 2005. The decline in our operating results was primarily due to additional infrastructure costs to support current and anticipated future growth, increased reserves against accounts receivable and inventory values, higher net interest expenses, and costs incurred in connection with the proposed
Merger with DGSE.

     TOTAL REVENUE

         The table below sets forth our primary sources of revenue for the periods indicated:

                                         YEAR ENDED (DOLLARS IN THOUSANDS)
                                    ------------------------------------------
                                     JUNE 30,               JUNE 30,                              %
                                       2006         %         2005          %      CHANGE      CHANGE
                                    ----------    ----     ----------     ----    ---------    ------
Net Sales
   Rare Coin-Wholesale              $   30,021      65%    $   24,533       62%   $   5,488        22%
   Rare Coin-Retail                     13,281      28%        12,807       32%         474         4%
   Art, Collectibles and Other               -       0%             -        0%           -         0%
                                    ----------    ----     ----------     ----    ---------    ------
Total Net Sales                         43,302      93%        37,340       94%       5,962        16%
Commission Income                        3,015       7%         2,195        6%         820        37%
                                    ----------    ----     ----------     ----    ---------    ------
Total Revenue                       $   46,317     100%    $   39,535      100%   $   6,782        17%
                                    ==========    ====     ==========     ====    =========    ======

         We recorded total revenue of $46,317,000 for the year ended June 30, 2006, an increase of $6,782,000 or 17% over the total revenue of $39,535,000 recorded for the year ended June 30, 2005. The increase in revenue is primarily due to increased wholesale coin sales. Wholesale rare coin sales increased $5,488,000 or 22% over last year's sales to other coin dealers. This increase was primarily due to continued strength in demand for rare coin inventory. Retail rare coin sales increased marginally by $474,000 or 4% over last year. This moderate increase was primarily due to the focus of our print advertising campaign toward wholesalers and the slow ramp up of internet capabilities for the retail market.

         Commission income for the year ended June 30, 2006 increased $820,000 or 37% over the last year ended June 30, 2005. This improvement was primarily due to an increase in the volume of consignments and the average rate of commission earned. Auction sales (hammer prices realized, which are the aggregate amount of winning bids at our auctions excluding the buyer's commission) were $28,665,000 for the year ended June 30, 2006 as compared to $23,234,000 for the year ended June 30, 2005, which also contributed to the increased commission income for the current year.

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

         To expand our retail distribution channels, we completed a significant upgrade of our web-site last year. This upgrade included software tools to improve the ease of use of our internet shopping cart, enhance the presentation of items for sale, automate our listing capabilities with e-Bay.com, Amazon.com and Overstock.com, increase traffic to our web-site where coins may also be purchased and improve on-line bidding and customer want-list capabilities. The costs incurred last year for this upgrade were approximately $80,000 and the annual maintenance cost associated with this upgrade will be approximately $42,000. We are considering further upgrades to our website in the coming year, but we have yet to determine the costs associated with these potential upgrades. In March 2005, we began listing rare coins with Overstock.com both in their regular listing format and on their auction platform. Other growth plans include the expansion of our direct mail advertising targeting high net worth collectors who are currently buying rare coins or other fine collectibles.

         We plan to expand our auction operations to include bi-monthly internet-only auctions through our strategic relationship with e-Bay.com. Under this relationship, we have agreed that when we conduct internet-only auctions through e-Bay.com, we will not simultaneously offer the auctioned items through any other internet-based auction. We pay e-Bay.com a commission of 5% on sales it makes, and when we auction coins in this manner we increase the charge to our customer by 5%, to offset the commission paid to e-Bay.com. This arrangement will complement the seven major live auctions that we currently hold during a year. We anticipate ramping toward bi-monthly internet-only auctions by October 2006. Subsequent to the completion of the proposed Merger with DGSE, we plan to expand our internet website (www.SGBH.com) significantly and to integrate the website with DGSE's websites: www.DGSE.com, www.USBullionExchange.com, www.FairchildWatches.com (Fairchild International), and www.CGDEInc.com (Charleston Gold & Diamond Exchange).

         We would not hold an internet-only auction during the week that we held a live auction as our live auctions are simultaneously broadcast over the internet. We had seven live auction elite events in the fiscal year ending June 30, 2006 and are currently planning to hold two live auctions per quarter next year.

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

         Our ability to expand our revenue is significantly contingent on the availability of additional permanent equity and debt financing. As indicated in "Other Liquidity Plans" below we have plans to raise additional equity and debt, but there is no assurance that we will be successful in doing so on terms and conditions that are acceptable to us.

     COST OF SALES

         Cost of sales is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as supply and demand factors at the time we are purchasing coins. Commission income on consigned coins has minimal cost of sales associated with it. Cost of sales increased $6,366,000 or 20% to $38,393,000 for the year ended June 30, 2006, compared to $32,027,000 for the year ended June 30, 2005. The cost of goods sold remained stable at approximately 81% of total revenue for both years, excluding the effect of the mark to market inventory reserve of $840,000 that was recorded for the year ended June 30, 2006 as an inventory adjustment in cost of goods sold. Management's inventory adjustment was focused on the fair market valuation of the coins and other items in our inventory, on an item by item basis, and a reserve was recorded if the fair market value was determined to be less than our cost.

         The increase in the aggregate dollar cost of sales was primarily due to the increased sale of wholesale rare coins as discussed in "Total Revenue" above, rather than factors that might have influenced the cost of any particular item of inventory. During our 2006 and 2005 fiscal years, we had comparable success in purchasing coins at advantageous prices, which resulted in our cost of sales as a percentage of revenue remaining similar. Although cost of sales as a percentage of total revenue may be similar from year to year, this may result from a coincidental combination of factors that are not always consistent. These factors, which we cannot predict from year to year, include our success in buying coins that generate substantial margin, the supply of coins that our customers wish to purchase, and the level of auction sales and the percentage of commission on these sales that we earn.

     GROSS PROFIT

         Gross profit for the year ended June 30, 2006 increased $416,000 or 6% to $7,924,000 from $7,508,000 for the year ended June 30, 2005. Our gross profit margin remained at approximately 19% of total revenue for both years excluding the effect of the mark to market inventory reserve of $840,000 that was recorded for the year ended June 30, 2006 as an inventory adjustment in cost of goods sold. Due to recording the fair market reserve on inventory value, the gross profit margin was 17% for the year ended June 30, 2006, compared to 19% for the year ended June 30, 2005. The adjusted $1,256,000 increase in the total gross profit figure in 2006 over 2005 was primarily due to the increase in our wholesale rare coin sales and greater number of consigned coin sales. Gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Sales," above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $2,084,000 or 27% to $9,792,000 for the year ended June 30, 2006, from $7,708,000 for the year ended June 30, 2005. These expenses represented 21% of total revenue for the year ended June 30, 2006, as compared to 19% of total revenue for the year ended June 30, 2005. The dollar increase in these expenses was due principally to the following factors: (i) additional employee compensation costs of $572,000, which resulted from increased headcount and increased commissions that resulted from our higher level of sales; (ii) $446,000 increase in other compensation comprised of non-cash expenses associated with common stock grants of $36,000 and stock option awards of $410,000 realized according to FASB 123(R); (iii) an additional $286,000 of marketing and operations expenses associated with the logistics of attending trade shows, advertising and having coins graded by professional associations; (iv) $232,000 increase in legal fees primarily related to the proposed Merger with DGSE and (v) a net increase of $548,000 resulting from changes in all other selling, general and administrative expense categories.

     OTHER INCOME AND EXPENSES

         Other expenses for the year ended June 30, 2006 increased $254,000 or 61% to $669,000 from $415,000 for the year ended June 30, 2005. This increase was primarily due to: (i) a decrease in interest income of $15,000 that resulted from the lower levels of lending to our customers; (ii) increases in interest expenses of $241,000 that resulted from the combination of increased use of our lines of credit to finance our own inventory and increases in rates charged to us by our lenders for the year ended June 30, 2006, as compared to the year ended June 30, 2005; and (iii) a decrease in the gain on the sales of fixed assets of $3,000.

     PROVISION FOR INCOME TAXES

         We incurred a net loss of $2,489,000 for the year ended June 30, 2006 and a net loss of $616,000 for the year ended June 30, 2005. We recorded income taxes expense of $2,000 for state and other minimum taxes for the year ended June 30, 2006 and $1,000 for state and other minimum taxes for the year ended June 30, 2005. The Company has net operating losses ("NOL") carried forward from previous years. For federal income tax purposes, we have a NOL carry forward of approximately $10,358,000 which is available to offset future federal taxable income through 2025. For state income tax purposes, we also have a NOL carry forward of approximately $5,097,000, which is available to offset state taxable income through 2015. The use of these NOL carry forwards in future years will be limited due to past changes in our ownership and will be further limited if the Merger is consummated. The full effect of these limitations has yet to be calculated. In addition, NOL carry forwards for the purposes of offsetting California state taxable income have been limited to 50% for tax years 1998 and 2001, and limited to 60% for the tax years 2002 and 2003, only. All other tax years can carry forward 100% of NOL.

EXTRAORDINARY GAIN

         On March 31, 2006, we repaid the balance of our line of credit from a private lender of $1,900,000 by applying the accounts receivable from the sale of $1,000,000 of rare coins to the lender, a payment of $850,000 in cash and the application of a $50,000 discount for early payment. The $50,000 discount was classified as an extraordinary gain on the Statement of Operations.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

         The following table sets forth the percentage of net revenue represented by each item in our statements of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                                    YEAR ENDED (DOLLARS IN THOUSANDS)
                                                  -------------------------------------
                                                  JUNE 30,            JUNE 30,                          %
                                                    2005      %         2004        %      CHANGE     CHANGE
                                                  --------   ----     --------    -----    --------   ------

Net sales                                         $ 37,340     94%    $ 26,916       90%   $ 10,424       39%
Commission Income                                    2,195      6%       3,081       10%       (886)     -29%
                                                  --------   ----     --------    -----    --------   ------
Total revenue                                       39,535    100%      29,997      100%      9,538       32%
Cost of sales                                       32,027     81%      23,382       78%      8,645       37%
                                                  --------   ----     --------    -----    --------   ------

Gross profit                                         7,508     19%       6,615       22%        893       13%
Selling, general and administrative expenses         7,708     19%       5,959       20%      1,749       29%
                                                  --------   ----     --------    -----    --------   ------

Income (loss) from operations                         (200)    -1%         656        2%       (856)    -130%
Other income (expense)                                (415)    -1%         (92)       0%       (323)     351%
                                                  --------   ----     --------    -----    --------   ------

Income (loss) before provision for taxes              (615)    -2%         564        2%     (1,179)    -209%
Income tax provision                                     1      0%          12        0%        (11)     -92%
                                                  --------   ----     --------    -----    --------   ------

Net Income (loss)                                 $   (616)    -2%    $    552        2%   $ (1,168)    -212%
                                                  ========   ====     ========    =====    ========   ======

         Our net loss for the year ended June 30, 2005 was $616,000 or $0.13 per share on both a basic and fully diluted basis as compared to a net income of $552,000 or $0.11 and $0.06 per share on a basic and fully diluted basis for the year ended June 30, 2004. The year-to-year decline in our operating results was primarily due to increased competition in our auction business, infrastructure costs to support current and anticipated future growth and higher net interest expenses.


     TOTAL REVENUE

         The table below sets forth our primary sources of revenue for the periods indicated:

                                                    YEAR ENDED (DOLLARS IN THOUSANDS)
                                                  -------------------------------------
                                                  JUNE 30,            JUNE 30,                          %
                                                    2005      %         2004        %      CHANGE     CHANGE
                                                  --------   ----     --------    -----    --------   ------

Net Sales
   Rare Coin-Wholesale                           $ 24,533      62%    $ 19,195       64%   $  5,338       28%
   Rare Coin-Retail                                12,807      32%       7,345       24%      5,462       74%
   Art, Collectibles and Other                          -       0%         376        1%       (376)    -100%
                                                  --------   ----     --------    -----    --------   ------
Total Net Sales                                    37,340      94%      26,916       90%     10,424       39%
Commission Income                                   2,195       6%       3,081       10%       (886)     -29%
                                                  --------   ----     --------    -----    --------   ------
Total Revenue                                    $ 39,535     100%    $ 29,997      100%   $  9,538       32%
                                                  ========   ====     ========    =====    ========   ======

         We recorded total revenue of $39,535,000 for the year ended June 30, 2005, an increase of $9,538,000 or 32% over the total revenue of $29,997,000 recorded for the year ended June 30, 2004. The increase in revenue is primarily due to increased rare coin sales. Wholesale coin sales for fiscal 2005 increased $5,338,000 or 28% over the prior year. This increase was primarily due to the strong market demand which was caused, we believe, by an increase in the price of gold, low interest rates and uncertainty in the stock market, and due to our higher level of inventory available for sale, which resulted from the availability to us of new financing to purchase that inventory. Retail coin sales for fiscal 2005 increased $5,462,000 or 74% over the prior year. This increase was primarily due to continued strength in demand for rare coins as described above.

         We completed our exit of the Art business in October 2003 and as a result we had no sales of art, collectibles and other for the years ended June 30, 2005 and 2004.

         Commission income for the year ended June 30, 2005 decreased $886,000 or 29% over the prior year. This decrease was primarily due to the entry of additional auction houses into the rare coin market and aggressive pricing by our competitors. Both of these factors served to reduce our market share and resulted in a reduction in our average commission percentage. Auction sales (hammer prices realized, which are the aggregate amount of winning bids at our auctions excluding the buyer's commission) were $23,234,000 for the year ended June 30, 2005 as compared to $30,033,000 for the year ended June 30, 2004, which also contributed to the reduced commissions for the current year.

     COST OF SALES

         Cost of sales increased $8,645,000 or 37% to $32,027,000 for the year ended June 30, 2005, representing 81% of total revenue, compared to $23,382,000, for the year ended June 30, 2004, which represented 78% of total revenue. The increase in the aggregate cost of sales was primarily due to the increased sale of rare coins as discussed in "Total Revenue" above, rather than factors that might have influenced the cost of any particular item of inventory. Our cost of sales as a percentage of revenue increased over last year as a result of the decrease in our commission income. During our 2005 and 2004 fiscal years, we had comparable success in purchasing coins at advantageous prices, which resulted in our cost of sales as a percentage of revenue remaining similar.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $1,749,000 or 29% to $7,708,000 for the year ended June 30, 2005 from $5,959,000 for the year ended June 30, 2004. These expenses represented 19% of total revenue for the year ended June 30, 2005 as compared to 20% of total revenue for the year ended June 30, 2004. The increase in these expenses was due to the following factors: the hiring of new employees to enhance our operational infrastructure; additional employee compensation costs of $711,000, which included commissions that resulted from our higher level of sales; investor and public relations efforts that began during the current year with a cost of $333,000; legal and audit cost increases primarily associated with the preparation of registration statements, in the amount of $164,000; increases in travel and entertainment costs of $160,000 due to the larger number of trade shows we attended; and auction operation costs increased by $262,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006, we had negative working capital of $909,000 and a current ratio of 0.95:1.00. We recorded net losses of $2,489,000. Given our June 30, 2006 cash balance of $4,770,000 and our projected operating cash requirements, we anticipate that our existing capital resources should be adequate to satisfy our cash flow requirements through June 30, 2007. However, we may require additional funding which will be affected by the anticipated Merger with DGSE. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast or expenses become higher than forecast, then we may require additional financing through debt and/or equity, and we may not have adequate resources to fund operations. We expect future fixed obligations through June 30, 2007 to be paid solely by cash generated from operating activities. However, if we are unable to do so, we intend to satisfy fixed obligations from: (i) additional debt/equity financings; (ii) extending vendor payments; and (iii) liquidation of inventory. No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

     OPERATING ACTIVITIES

         Cash increased $4,353,000 during the year ended June 30, 2006 to $4,770,000 from $417,000 at June 30, 2005.

         Net cash provided by our operating activities totaled $5,788,000. Cash used in our operating activities totaled $2,507,000 resulting primarily from our net loss of $2,489,000 and decreases in our accounts receivable of $18,000. Cash provided by operations totaled $8,295,000 resulting from decreases in auction advances of $3,121,000, increases in accounts payable of $3,348,000, decreases in inventories of $1,122,000, decreases in prepaid expense of $114,000, non-cash depreciation expense of $145,000, non-cash fair value of common stock grants of $36,000 and stock option awards of $410,000.

         Common stock grant and stock option award expenses were recognized as other compensation paid to employees and directors. On June 1, 2005 we issued 25,000 shares of Restricted Common Stock to Larry Abbott, Chief Operating Officer, pursuant to the terms of his Employment Agreement. The $79,000 expense of that grant is being amortized at $1,651 per month through June 1, 2009, with a balance of $57,785 remaining as of June 30, 2006. On March 27, 2006, we issued 15,000 shares of Common Stock to Mr. Paul Biberkraut, the former Chief Financial

Officer and one of our directors, for services performed for the Company, which was recognized as a period expense of $15,750. On March 31, 2006, we cancelled 26,662 shares of Common Stock that had been granted to American Capital Ventures pursuant to the terms of a public relations service agreement that expired on March 31, 2006 and reduced period expenses by $40,000. The amortization of all other employee stock options issued under the 2003 stock option plan was approximately $410,000.

         To generate cash to be used for operations, in fiscal 2006 we made fewer advances against consigned coins and extended our payment terms to vendors. Employees and non-employees were compensated with equity in the company. We will continue to strive to gain operating efficiencies by turning our inventory more quickly and monitoring the amount of inventory that we carry, although there is no assurance we will achieve these efficiencies.

     INVESTING ACTIVITIES

         Cash used in investing activities during year ended June 30, 2006 was $310,000 consisting of purchases of property and equipment.

     FINANCING ACTIVITIES

         Until the quarter ending March 31, 2004, we had incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Losses in fiscal 2006 and 2005 have been financed primarily through the restructuring of debt and conversion of revolving debt to equity by SFG. During 2006, $850,000 out of $1,600,000 in cash borrowed from SFG was used to partially repay an existing line of credit from a private lender. Cash generated by operations was used to repay $1,300,000 of the remaining amount due on that line of credit during the year, to repay $250,000 principal and interest installments owed to our CEO and to redeem the last of our Series A Preferred Stock at a cost of $275,000. Net cash used by financing activities totaled $1,125,000 for the year ended June 30, 2006, resulting from the transactions described below.

         FINANCING ACTIVITIES - DEBT

         On April 10, 2002 we executed a subordinated note payable to our CEO, Silvano DiGenova, bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 10, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. We were in arrears of $150,000 of principal payments that were due on December 31, 2004, March 31, 2005 and June 30, 2005 of $50,000 each. However, the CEO agreed to delay these principal repayments to September 30, 2005. As of the year ending June 30, 2005, the outstanding balance was $750,000 and all interest payments were paid to date and continued to be paid current on a monthly basis. During the year ended June 30, 2006, the note was reduced by $250,000 and the interest rate was increased to 12%. At June 30, 2006, the balance due was $500,000 and there was no accrued interest payable. As a part of the intended Merger with DGSE, but conditioned on the closing of the Merger, we will restructure our outstanding indebtedness to Mr. DiGenova. Under the terms of the revised promissory note, the maturity date of the note will be extended to December 31, 2007 and the interest rate shall be set to the prime rate plus one percent. Assuming the Merger closes before December 31, 2006, the note will be payable in four equal quarterly installments of principal commencing December 31, 2006.

         On July 9, 2002 and July 26, 2002, we entered into temporary working capital loan agreements with a private lender ("Lender") in the amounts of $1,500,000 and $1,000,000, respectively. These loans bore interest at the prime lending rate plus 7% per annum, were secured by our inventory and a personal guarantee of our CEO and were due to be repaid in 60 days. On August 8, 2002, we converted the two loans from the Lender into a line of credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Private Line of Credit"). The Private Line of Credit was modified and extended a number of times between August 2002 and March 2006. On March 31, 2006, the Company repaid the balance of the line of credit of $1,900,000 by applying the accounts receivable from the sale of $1,000,000 of rare coins to the Lender, by making a payment of $850,000 in cash and by receiving a $50,000 discount for early payment. The $50,000 discount was classified as an extraordinary gain on the Statement of Operations. As of June 30, 2006, the outstanding Private Line of Credit balance was $0 and there was no accrued interest payable.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC") with SFG, an affiliate of our principal stockholder, SIBL, to provide us with a $7,500,000 line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. A portion of this indebtedness was assigned to SIBL, and on March 31, 2005, as described below, pursuant to SIBL's purchase of $2,500,000 of our Series E Preferred Stock, SIBL assumed, converted and cancelled $2,500,000 of this indebtedness under the Commercial LOC. In addition, SFG further amended the Commercial LOC increasing the line of credit to $10,000,000. Effective July 21, 2005, the Commercial LOC was renewed through October 1, 2006. On May 2, 2006, SFG further amended the Commercial LOC increasing the line of credit to $10,850,000 to reflect an additional advance made March 30, 2006, to partially fund the repayment of the Private Line of Credit. On September 5, 2006, the Commercial LOC was renewed through October 1, 2007. The Commercial LOC bears interest at the prime-lending rate (8.25% at June 30, 2006) and is secured by substantially all of our assets. As of June 30, 2006, the outstanding balance was $10,850,000 and there was no accrued interest payable.

         Since the Commercial Line of Credit is secured by substantially all of our assets, if we default in the performance of our obligations under this loan the lender could foreclose its security interest, which could lead to a termination of our business or require us to file a bankruptcy petition. We are currently in compliance with all of the financial covenants contained in our Commercial Line of Credit agreements or have waivers in place that cover variances and the over-advance on collateral caused by the $850,000 advance that was funded on May 2, 2006.

         As a condition to the closing of the expected Merger, SFG is required to convert at least $5,500,000 in debt outstanding under its Commercial Line of Credit into our common stock at a conversion ratio of $2.00. In addition, if our stockholders equity, after giving pro forma effect to the conversion of our outstanding preferred shares into common stock prior to the consummation of the Merger, is less than $5,751,000, then SFG must convert additional debt, in the amount of such deficit, into common stock. Further, at the closing of the Merger a Stanford affiliate will provide a new secured credit facility of $11,500,000 million to Superior, which credit facility will be available to both Superior and our post-Merger corporate parent, DGSE. These transactions are subject to satisfaction of all of the other conditions to closing of the Merger, and if the Merger is not consummated, these transactions will not occur.

         During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest is payable monthly. As of January 1, 2006, the interest rate increased to 12% per annum. As of June 30, 2006, the outstanding balance was $650,000 and there was no accrued interest payable. These notes were subsequently repaid in August 2006.

         On February 6, 2006 the Company executed a demand note payable with a private lender in the amount of $500,000 bearing interest at 12% per annum secured by specific inventory. Interest is payable monthly in advance. The note was due on March 23, 2006. The private lender verbally agreed to extend the note due date to June 30, 2006. As of June 30, 2006, the outstanding balance was $0 and there was no accrued interest payable.

         FINANCING ACTIVITIES - EQUITY

         In July 2001 we commenced a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carried an annual dividend of $0.40 per share payable quarterly in cash or our common stock at our election, and provided for cash redemption or conversion into our common stock based on elections by the holder or by us with certain contingencies. The Series A Preferred Stock was redeemable after March 31, 2004 for cash, at the option of the holder, in the amount of $5.50 per share, with such aggregate amount for each holder payable in ten (10) equal quarterly installments, the first such payment due the quarter immediately following the redemption date. On March 31, 2004, all the holders of the Series A Preferred Stock requested the redemption of their shares. However, at the time, because our liabilities exceeded our assets, we were prohibited under Delaware corporation law from commencing the redemption. As of March 31, 2005, we were no longer prohibited from commencing the redemption. In April 2005, we began to make payments on account of our obligations to redeem our Series A Preferred Stock. When the redemption provisions were first exercised as of March 31, 2004, the total amount of the redemption payable was $688,000. Of this amount, we paid $413,000 during the year ended June 30, 2005. During the nine-month period ended March 31, 2006, we made redemption payments totaling $275,000, which completed the redemption.

         ANTICIPATED EQUITY TRANSACTIONS

         As noted above, in connection with and as a condition to the closing of the planned Merger, our Chief Executive Officer Silvano DiGenova will convert his 400,000 shares of Series B $1.00 Convertible Preferred Stock into 202,330 shares of our common stock and SIBL will convert all of its shares of preferred stock, which includes (i) 3,000,000 shares of the Series B $1.00 Convertible Preferred Stock; (ii) 2,000,000 shares of the Series D $1.00 Convertible Preferred Stock; and (iii) 2,500,000 shares of the Series E $1.00 Convertible Preferred Stock, into an aggregate of 3,600,806 shares of our common stock. All of the shares of our common stock to be issued pursuant to these conversions will be issued pursuant to the current conversion rights of our outstanding preferred shares. In addition, SFG will convert $5,500,000 in debt that we owe SFG into our common stock at a conversion ratio of $2.00 per share. If our stockholders equity, after giving pro forma effect to the conversion of the preferred shares described above, is less than $5,751,000, then SFG will convert additional debt, in the amount of such deficit, into common stock at the same $2.00 per share conversion rate.

         Each share of our common stock outstanding immediately prior to the Merger, including those issued in connection with the conversion of preferred shares or debt as described above, would be exchanged in the Merger for a number of shares of DGSE common stock equal to a fraction, the numerator of which is equal to the quotient of $14,000,000 divided by the lesser of (A) $3.25 and (B) the greater of (1) the twenty day volume-weighted closing sale price on the principal trading exchange for shares of DGSE common stock as of the closing date and (2) $1.90, and the denominator of which equals the number of shares of our common stock outstanding on the closing date. Accordingly, the maximum number of shares of DGSE common stock to be issued is 7,368,421, and the minimum number of shares to be issued is 4,307,692.

         These transactions are subject to satisfaction of all of the other conditions to closing of the Merger, and if the Merger is not consummated, these transactions will not occur. If the Merger is consummated as planned, however, DGSE's primary shareholder, Dr. L. S. Smith, will beneficially own between approximately 18% and 24% of the total common shares of DGSE, and our primary shareholder, Stanford International Bank, will beneficially own between approximately 29% and 38% of the total common shares of DGSE.

         OTHER LIQUIDITY PLANS

         Although we will seek to secure additional financing and/or to raise additional capital if the Merger is not closed as presently anticipated, we cannot assure you that we will be successful in completing these critical tasks. If we are unable to successfully obtain such financing, we may be forced to significantly and materially reduce our operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund any ongoing operations.

CAPITAL EXPENDITURES

         We incurred approximately $310,000 of capital expenditures for property and equipment during the year ended June 30, 2006, relating primarily to needed leasehold improvements and development of our website. We do not have any plans for material capital expenditures through the current fiscal year ending June 30, 2007.

         Pursuant to a lease agreement executed on August 6, 2002, we extended two leases on our corporate headquarters and primary gallery located in Beverly Hills, California. The monthly base rent including parking is $24,562 and will increase by approximately 3% per year. The store front lease will expire on September 30, 2012 and the office space lease will expire on July 31, 2010.

           The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

                                                       PAYMENTS DUE BY PERIOD
                                -------------------------------------------------------------------
    CONTRACT OBLIGATIONS                       LESS THAN                                 MORE THAN
      AT JUNE 30, 2006             TOTAL        1 YEAR       1-3 YEARS     3-5 YEARS      5 YEARS
-----------------------------   -----------   -----------   -----------   -----------   -----------
Long Term Debt                  $   300,000   $        --   $   300,000   $        --   $        --
Operating Leases                  1,296,088       301,803       994,285       576,967            --
Short Term Debt                  11,700,000    11,700,000            --            --            --
                                -----------   -----------   -----------   -----------   -----------
Total Contractual Obligations   $13,296,088   $12,001,803   $ 1,294,285   $   576,967   $        --
                                ===========   ===========   ===========   ===========   ===========

         The above table outlines our obligations as of June 30, 2006 and does not reflect any changes in our obligations that have occurred after that date.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rare risk, commodity price risk and other relevant market rate or price risks.

         We are exposed to a degree of market risk through changes in short-term interest rates. At June 30, 2006, we had a line of credit from a related party with a balance payable of $10,850,000. This line of credit bears an interest rate that is tied to the bank prime rate. We are exposed to the risk of increasing short-term interest rates, but we do not consider this risk to be material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer/Interim Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2006, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. While we will continually seek to evaluate and improve our disclosure controls, management does not expect that our disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives would be met.

         Our Chief Executive Officer/Interim Chief Financial Officer has concluded, based on his evaluation as of June 30, 2006 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined under the Exchange Act), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Board of Directors, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

CHANGES IN INTERNAL CONTROLS

         During fiscal 2006, we implemented a new inventory tracking system, segregated inventory handling duties and enhanced our video surveillance of those locations in our facility where inventory may be processed, in order to reduce the risk of loss. Other than these changes, there has been no change in our internal controls over financial reporting during our most recent fiscal year and quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

         In January 2006, Paul Biberkraut resigned from his position as chief financial officer and the Board of Directors designated Silvano DiGenova as the interim chief financial officer until a replacement was found. From January to the present, functions of this office were performed by outside consultants to the interim CFO. We plan to use consultants until the Merger with DGSE is completed, and those functions will then become the responsibility of DGSE personnel.

         In consideration of the pending Merger with DGSE, we have delayed the start date for implementation of documentation and testing of internal controls required under Section 404 of the Sarbanes Oxley Act ("SOX"). Assuming the Merger is consummated as currently planned, the SOX project for the combined companies will be conducted under the direction of DGSE. Since we are not an "accelerated filer," as defined by SEC rules, we are not required to comply with
Section 404 of SOX until fiscal 2008.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers are as follows:

      NAME            AGE                     POSITION
----------------      ---    -----------------------------------------------
Silvano DiGenova       44    Chairman of the Board, Chief Executive Officer,
                             Chief Financial Officer and Director

Larry Abbott           43    Chief Sales Officer, Executive Vice President
                             and Secretary

Paul Biberkraut        45    Director

Anthony Friscia        58    Director (1)

Lee Ittner             44    Director

David Rector           59    Director (2)

Mitch Stoltz           52    Director (3)

--------------------
(1) Chairman of Audit Committee. Our Audit Committee consists of Messrs. Friscia, Ittner, Rector and Biberkraut.
(2) Chairman of Compensation Committee.
(3) Chairman of Nominating Committee

         SILVANO DIGENOVA is our chairman of the board, chief executive officer and a director, and has served in these positions since the time our corporate predecessor was formed in 1984. On January 25, 2006, our Board of Directors appointed Mr. DiGenova as the acting chief financial officer of the Company until the appointment of his replacement. Mr. DiGenova also served as our acting chief financial officer from September 2002 through December 2002. Mr. DiGenova founded TIA, which would later become our company, in 1977. Mr. DiGenova has extensive experience in the numismatic and fine arts fields. In 1986, Mr. DiGenova helped form the Professional Coin Grading Service, the first widely accepted uniform grading system for rare coins. Mr. DiGenova attended the Wharton School of Business at the University of Pennsylvania for four years. However, Mr. DiGenova left Wharton in his fourth year to develop TIA, our predecessor, and did not obtain a degree from Wharton.

         LARRY ABBOTT is our chief sales officer and executive vice president, and has served as such since June 2005. On January 25, 2006, the Board of Directors of the Company appointed Mr. Abbott as the acting secretary of the Company until the appointment of his replacement. Mr. Abbott has over twenty years of experience in management roles in numismatic sales and marketing, and executive management. Prior to joining our company, Mr. Abbott held various sales and management positions including, most recently, executive vice president, at Heritage Rare Coin Galleries, a privately-held rare coin dealer and auctioneer from May 1999 to May 2005.

         PAUL BIBERKRAUT is one of our directors. From December 2002 to January 15, 2006, he served as our chief financial officer, executive vice president and secretary. Mr. Biberkraut had also served as our chief financial officer and vice president of finance from October 1999 to December 2000. He has over sixteen years of experience in management with varying levels of responsibilities for finance, accounting, information technology, operations and human resources. Prior to returning to our company Mr. Biberkraut was a senior finance manager for information technology at PacifiCare Health Systems, Inc., a publicly traded health care insurance company from December 2000 to November 2002 and was the corporate controller of Quality Systems, Inc., a publicly traded medical software developer, from November 1997 to June 1999. Mr. Biberkraut also served as the chairman of the audit committee for an Orange County, California based credit union from 1997 to 1999 and had served as a board member, treasurer and president of an Orange County, California based not-for-profit social service agency from 1989 to 1998. Mr. Biberkraut is currently the chief financial and administrative officer of Chartwell International, Inc., a publicly traded railway logistics and natural resources holding company.

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

         LEE ITTNER is one of our directors. Mr. Ittner has served in the role since May 2003. Mr. Ittner is currently the Vice President for Latin America for Kyocera Wireless Corp., a position he has held since 2001. Prior to that time, Mr. Ittner was Senior Vice President of the Americas Region for Cellstar Corporation, a provider of wireless phone services. Mr. Ittner has over 15 years of experience in both domestic and international operational management, sales and marketing, customer relations and strategic planning in the communications industry.

         DAVID RECTOR is one of our directors and the Chairman of our Compensation Committee. Mr. Rector has served in this role since May 2003. Mr. Rector is currently the chief operating officer and a director of Nanoscience Technologies, Inc., a publicly traded company, a position he has held since May 2004. From 1992 to 2004, Mr. Rector had been a principal management consultant with The David Stephen Group, where he provided executive management services for several companies, overseeing operations and strategic planning. Mr. Rector has over twenty years of experience as a senior executive focusing on general management with Fortune 100 and developmental companies. Mr. Rector is also a member of the Board of Directors for Senesco Technologies, Inc. and CallKey International, Inc.

         MITCH STOLTZ is one of our directors and Chairman of the Nominating Committee of the Company. Mr. Stoltz has served in this position since December 2005. Mr. Stoltz is currently a member of the Board of Directors of NWS Illinois d/b/a Union Beverage Company and Hamburg Distributing Company ("NWS"), a position that he has held since 1998, and is also a Consultant to NWS. Mr. Stoltz has been with NWS since 1992, serving at various times as President, Executive Vice President of Sales & Marketing (Union Beverage) and Vice President of Sales & Marketing (Hamburg Distributing). Mr. Stoltz has over 25 years of experience in marketing and distributing wine and spirits.

         All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of the board of directors.

AUDIT COMMITTEE FINANCIAL EXPERT

         From October 25, 2004 and through July 7, 2005, James Gollihugh served as a Director and chairman of our Audit Committee, and was the Audit Committee financial expert as defined by Item 401(e) of Regulation S-K. On July 7, 2005, Anthony Friscia succeeded Mr. Gollihugh as a Director and Chairman of our Audit Committee and is our Audit Committee financial expert as defined by Item 401 (e) of Regulation S-K.

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

         We have reviewed copies of such reports furnished to us during the fiscal year ended June 30, 2006, and thereafter, and written representations received by us from our directors and officers and the beneficial owners of more than 10% of our common stock concerning their compliance with Section 16(a) of the Exchange Act. Based on this review, we believe that during the 2006 fiscal year, there was no failure by any such person to timely file a report under
Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

         The summary compensation table below shows certain compensation information for the fiscal years ended June 30, 2006, 2005 and 2004 for services rendered in all capacities to us by our chief executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2006. Other than as set forth below, no executive officer's total annual salary and bonus exceeded $100,000 during our last fiscal year.

                                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                  AWARDS                  PAYOUTS
                                    ------------------------------------   --------------------    ----------------------
                                                                                      SECURITIES
                                                               OTHER      RESTRICTED  UNDERLYING
                                                               ANNUAL       STOCK       OPTIONS/    LTIP       ALL OTHER
        NAME AND                      SALARY      BONUS     COMPENSATION    AWARDS       SARS      PAYOUTS   COMPENSATION
   PRINCIPAL POSITION       YEAR        ($)        ($)          ($)           ($)         (#)        ($)          ($)
------------------------    ----    ----------  ---------   ------------   -------       ------    -------   ------------
Silvano DiGenova,           2006    $  428,220  $      -0-          -0-         -0-      10,000       -0-    $   2,667(1)
   Chairman of the          2005    $  403,845  $      -0-          -0-         -0-      10,000       -0-    $   3,733(1)
   Board, Chief             2004    $  375,000  $  37,500           -0-         -0-      10,000       -0-           -0-
   Executive Officer,
   President and Chief
   Financial Officer
Paul Biberkraut,            2006    $   97,557  $      -0-          -0-         -0-      10,000       -0-    $  17,287(3)
   Chief Financial          2005    $  152,884  $  38,212           -0-         -0-      10,000       -0-    $   3,115(1)
   Officer, Executive       2004    $  127,500  $  30,000           -0-         -0-      60,000       -0-           -0-
   Vice President and
   Secretary(2)
Lawrence F. Abbott,         2006    $  208,404  $ 152,529           -0-         -0-       5,000       -0-          n/a
   Chief Sales Officer,     2005    $   16,667        n/a          n/a     $79,000(5)       n/a      n/a     $  25,000(6)
   Executive Vice           2004           n/a        n/a          n/a         n/a          n/a      n/a           n/a
   President and
   Secretary(4)

--------------------
(1) Consists of matching contributions to 401(k) plan administered by
    Administaff under our co-employment agreement.
(2) Mr. Biberkraut was an officer of the company from 1999 to 2000 and from 2002 to 2006. He resigned as an officer of our company effective January
    15, 2006.
(3) Consists of $1,537 in matching contributions to 401 (k) plan administered by Administaff under our co-employment agreement plus $15,750 of unrestricted stock issued in consideration of services rendered.
(4) Mr. Abbott joined the company as an officer in June 2005.
(5) In June 2005, Mr. Abbott was awarded 25,000 shares of restricted stock, valued at $79,000. As of June 30, 2006, these shares had a value of
    $25,500 (without regard to the remaining vesting requirements). These shares vest in equal annual increments over four years, or, at Mr.
    Abbott's election, in equal quarterly increments over four years. During the first three years of the vesting period, an aggregate of 18,750 shares will vest. We do not anticipate paying any dividends with respect to our common stock during the vesting period, but if we do Mr. Abbott will be entitled to receive dividends on his stock at the same rate as paid to other stockholders.
(6) Consists of reimbursed moving expenses.





STOCK OPTIONS GRANTED TO EXECUTIVE OFFICERS DURING FISCAL 2006

         The following table summarizes options to purchase shares of our common stock that we granted during the fiscal year ended June 30, 2006 to each of the executive officers identified in the summary compensation table above. We have never granted any stock appreciation rights.

                                    NUMBER OF           PERCENT OF
                                    SECURITIES         TOTAL OPTIONS
                                    UNDERLYING          GRANTED TO
                                     OPTIONS            EMPLOYEES IN            EXERCISE            EXPIRATION
            NAME                   GRANTED (#)         FISCAL YEAR (%)     PRICE(S) ($/SHARE)         DATE(S)
--------------------------         -----------         ---------------     ------------------       ----------
Silvano DiGenova                       10,000                40.00%               $3.02              June 2011
Paul Biberkraut                        10,000                40.00%               $2.75              June 2011
Larry Abbott                            5,000                20.00%               $1.20              May 2011
--------------------------

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table summarizes exercises of stock options during the fiscal year ended June 30, 2006 by each of the executive officers named in the summary compensation table above and the year-end value of unexercised options for these executive officers.

                                                              NUMBER OF
                                                        UNEXERCISED SECURITIES         VALUE OF UNEXERCISED
                         SHARES           VALUE           UNDERLYING OPTIONS           IN-THE-MONEY OPTIONS
                        ACQUIRED        REALIZED          AT FISCAL YEAR END            AT FISCAL YEAR END
      NAME             ON EXERCISE         ($)        EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----------------       -----------      --------      -------------------------     -------------------------

Silvano DiGenova            0              N/A                 57,500/0                     $6,950/$0
Paul Biberkraut             0              N/A              51,250/18,750                 $13,625/$4,625
Larry Abbott                0              N/A              30,000/75,000                     $0/$0


LONG-TERM INCENTIVE PLAN AWARDS

         In fiscal 2006, no awards were given to the executive officers named in the summary compensation table under any long term incentive plan.

DIRECTORS' COMPENSATION

         Each of our non-employee directors currently receive cash compensation in the amount of $12,000 per year for service on our board of directors and all directors are reimbursed for certain expenses in connection with attendance at board meetings. Committee chairpersons receive an additional $6,000 per year. At the discretion of our board of directors, directors may be granted stock options. On July 7, 2005, five of our directors were each granted options to purchase 10,000 shares of our common stock at an exercise prices ranging from of $2.75 to $3.02 per share. These options fully vested before June 30, 2006, and are exercisable for a period of five years after vesting or for one month, if vested, following the termination or resignation of the director from the board. On December 15, 2005, one of our new directors was granted options to purchase 10,000 shares of our common stock at an exercise price of $1.60. These options vest after December 15, 2006 and are exercisable for five years or one month after resignation or termination.

REPRICING OF OPTIONS

         No adjustments to, or repricing of, stock options previously awarded to the executive officers named in the summary compensation table above occurred in fiscal 2006.

EMPLOYMENT AGREEMENTS

         On June 15, 2001, we entered into an employment agreement with Silvano DiGenova under which we agreed to pay an annual salary of $375,000 and bonus arrangements based on a sliding scale of 5% to 50% of base salary based on a corresponding fiscal year pre-tax income (as defined) of our company from $250,000 to $4,000,000. This agreement terminated on March 31, 2005. However, the Board of Directors and Mr. DiGenova verbally agreed to continue to abide by the agreement until a new agreement is effective in connection with the Merger. At the time the Merger Agreement with DGSE was signed, Mr. DiGenova entered into an agreement with DGSE that provides for an independent contractor relationship between Mr. DiGenova and us, effective at the time that the Merger is completed. This agreement will not become effective if the Merger is not completed. The principal terms of this agreement are as follows:

         o TITLE. Upon the closing of the Merger, Mr. DiGenova will have the title of Managing Director-Numismatics. However, the title will be purely nominal, and Mr. DiGenova will not be an officer or employee of DGSE, Superior or any of their respective subsidiaries.
         o NET PROFITS ACCOUNT. Mr. DiGenova will be paid a minimum of $25,000 per month, payable bi-monthly from a net profits account, and will also have profit participation in a separate profit center which he will head, subject to our supervision and direction. The profit center will be allocated $2,500,000 in either inventory or capital to facilitate wholesale activities by Mr. DiGenova, which we will refer to as the allocated inventory. We will generate monthly profit and loss statements for the profit center. Revenues will include all wholesale and retail revenues generated by the profit center, exclusive of auction commissions but including commissions for retail sales of our inventory other than allocated inventory and gross profits realized on allocated inventory. Expenses will include all direct expenses of the profit center, including interest on the allocated inventory at the prime rate. Forty percent of the net profit or loss will be allocated each month to Mr. DiGenova's net profit account. At the end of each fiscal quarter, Mr. DiGenova will be entitled to receive any positive balance in the net profits account.
         o OTHER SERVICES. Mr. DiGenova will be entitled to separate compensation for other services he performs for DGSE or us, including a commission, at the then standard salesman's rate, for retail auction consignments of inventory (other than allocated inventory), and earned commission, at the then standard salesman's rate, for any auctions.
         o COMPETITIVE ACTIVITIES. Mr. DiGenova will not be obligated to devote any time, energy or skill to our business and will not be restricted from engaging in independent business activities for his own account, except that during the term of the arrangement, he may not engage in any activity involving rare coins, bullion products and jewelry (other than antique jewelry), solicit retail consignments, service retail clients or solicit auctions, except in each base on behalf of us.
         o BENEFITS. As an independent contractor, Mr. DiGenova will not be entitled to participate in DGSE's employee benefits plans or programs.

         On December 27, 2002 we entered into an employment agreement with our former Chief Financial Officer, Paul Biberkraut, under which we agreed to pay an annual salary of $120,000 and bonus arrangements of up to 50% of base salary based on personal and Company performance. Effective April 1, 2004, Mr. Biberkraut's agreement was modified to increase his annual base salary to $150,000 and reduce the maximum bonus as a percentage of base salary to 30%. This agreement expired on December 27, 2005. Mr. Biberkraut resigned effective January 15, 2006.

         On June 1, 2005 we entered into an employment agreement with our Chief Sales Officer, Larry Abbott, under which we agreed to pay an annual salary of $200,000 and bonus arrangements of up to 150% of base salary based on our company's performance. This agreement expires on June 1, 2008.

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

         Respectfully Submitted by:
         Compensation Committee, Superior Galleries, Inc.
         David Rector, Chairman
         Lee Ittner
         Anthony Friscia

PERFORMANCE GRAPH

         The following graph provides a comparison for our past five fiscal years of cumulative total returns for our common stock, the Standard and Poor's 600 Small Cap Stock Index and the Russell 2000 Index. We operate in a specialty market niche. There are no reasonably identifiable publicly held competitors that have traded for a period of five years and that directly operate in all the same markets as we do. Therefore, our comparison is limited to public issuers with similar market capitalization in the Russell 2000 Index.

         The graph assumes an investment of $100 on July 1, 2001 in Superior, the stocks comprising the Standard & Poor's 600 Small Cap Stock Index and the stocks comprising the Russell 2000 Index, and also assumes reinvestment of all dividends.

        COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN BETWEEN SUPERIOR GALLERIES, INC., THE S&P 600 SMALL CAP INDEX AND THE RUSSELL 2000 INDEX


                  July 1, 2001   July 1, 2002   July 1,2003   July 1, 2004   July 1, 2005  July 1, 2006
                  ------------   ------------   -----------   ------------   ------------  ------------
Superior Galleries     $100          $ 48           $ 30           $ 38          $ 61          $ 20
Russell 2000           $100          $ 90           $ 87           $115          $125          $141
S&P Small Cap 600      $100          $100           $ 95           $128          $144          $162

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of September 18, 2006, certain information with respect to the beneficial ownership of our stock by (i) each of our executive officers named in the summary compensation table above, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

                                                                   AMOUNT AND NATURE
                                                                     OF BENEFICIAL
          NAME AND ADDRESS                                            OWNERSHIP OF        PERCENTAGE
         OF BENEFICIAL OWNER                 TITLE OF CLASS         COMMON STOCK(1)       OF CLASS(1)
------------------------------------    ------------------------   -----------------      -----------
Silvano DiGenova(2)                     Common(3)                       2,060,764            39.91%
                                        Series B Preferred Stock          400,000            11.76%

Larry Abbott(2)                         Common(4)                          55,000             1.14%

Paul Biberkraut(2)                      Common(5)                          66,250             1.36%

Anthony Friscia(2)                      Common                                  -             *

Lee Ittner(2)                           Common(6)                          30,000             *

David Rector(2)                         Common(7)                          20,000             *

Mitch Stoltz(2)                         Common                                  -             *

Stanford International Bank Limited     Common (8)                      4,350,806            51.74%
6075 Poplar Avenue                      Series B Preferred Stock        3,000,000            88.24%
Memphis, TN 38119                       Series D Preferred Stock        2,000,000           100.00%
                                        Series E Preferred Stock        2,500,000           100.00%

All Executive Officers and Directors    Common(9)                       2,232,014            42.24%
   as a Group (7 persons)               Series B Preferred Stock          400,000            11.76%

* less than one percent
-------------------
(1) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 4,808,280 shares of common stock outstanding as of September 18, 2006. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of September 18, 2006, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) The address for Messrs. DiGenova, Abbott, Biberkraut, Friscia, Ittner, Rector and Stoltz is 9478 West Olympic Blvd., Beverly Hills, California 90212
(3) Includes 152,500 shares of common stock issuable upon the exercise of options and warrants, 202,330 shares of common stock issuable upon the conversion of Series B Preferred Stock, all of which were convertible within 60 days of the date of this table, and 1,000 shares held by Mr. DiGenova's minor children, over which Mr. DiGenova exercises voting control.
(4) Includes 30,000 shares of common stock issuable upon exercise of presently exercisable options that are exercisable within 60 days.
(5) Includes 51,250 shares of common stock issuable upon exercise of presently exercisable options that are exercisable within 60 days.
(6) Includes 20,000 shares of common stock issuable upon exercise of presently exercisable options that are exercisable within 60 days.
(7) Includes 20,000 shares of common stock issuable upon exercise of presently exercisable options that are exercisable within 60 days.

(8) Includes 1,517,472 shares of common stock issuable upon the conversion of Series B Preferred Stock, 1,666,667 shares of common stock issuable upon the conversion of Series D Preferred Stock, and 416,667 shares of common stock issuable upon the conversion of Series E Preferred Stock all of which are currently convertible within the next 60 days.
(9) Includes 273,250 shares of common stock issuable upon exercise of options that are exercisable within 60 days, 202,330 shares of common stock issuable upon conversion of Series B Preferred Stock that are exercisable within 60 days, and 1,000 shares of common stock held by Mr. DiGenova's minor children, over which Mr. DiGenova exercises voting control.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights that we have granted under (a) our 2003 Omnibus Stock Option Plan and (b) individual compensation arrangements in exchange for consideration in the form of goods or services as of June 30, 2006.

                                  EQUITY COMPENSATION PLAN INFORMATION

                                               NUMBER OF SECURITIES    WEIGHTED AVERAGE       NUMBER OF
                                                TO BE ISSUED UPON      EXERCISE PRICE OF     SECURITIES
                                             EXERCISE OF OUTSTANDING      OUTSTANDING         REMAINING
                                                OPTIONS, WARRANTS      OPTIONS, WARRANTS    AVAILABLE FOR
              PLAN CATEGORY                       AND RIGHTS(1)           AND RIGHTS       FUTURE ISSUANCE
-------------------------------------------  -----------------------   -----------------   ---------------
Equity compensation plans approved by
   security holders(2)                                   565,000             $ 2.38             580,000
Equity compensation plans not approved by
   security holders(3)                                     3,600             $20.00                 N/A
Total                                                    568,600             $ 2.49             576,400
----------------------------

(1) Number of shares is subject to adjustment in the future for changes in capitalization resulting from stock splits, stock dividends and similar events.
(2) Consists of our 2003 Omnibus Stock Option Plan. This Plan authorizes us to grant options to purchase up to 1,200,000 shares of our common stock during the term of our Plan. Our Plan permits grants of both incentive stock options and non-qualified stock options. Options under all plans generally vest over 1 to 5 years, though the vesting periods may vary from person to person, and are exercisable subject to continued employment and other conditions. Options to purchase 55,000 shares have been exercised, leaving options to purchase 1,145,000 shares outstanding or available for issuance under the Plan.
(3) Consists of remaining options to purchase our common stock granted to employees prior to the adoption of our 2000 Omnibus Stock Option Plan which was replaced by our 2003 Omnibus Stock Option Plan that came into effect on June 30, 2003.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 31, 2003, we entered into a consulting agreement with Stanford Group Company, an affiliate of our principal stockholder, Stanford, to provide financial and advisory services to us for a three year period commencing on April 1, 2003. The annual fee for such services was $60,000 and was payable on a quarterly basis. These fees are comparable to or lower than those that would be charged to us by an unrelated third party. The consulting agreement expired on March 31, 2006 and was not renewed.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC"`) with Stanford Financial Group Company, an affiliate of our principal stockholder, Stanford, to provide us with a $7.5 million line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. On March 31, 2005, the lending limit on the Commercial LOC was increased to $10 million. Effective July 21, 2005 the Commercial LOC was renewed through October 1, 2006. On May 2, 2006 Stanford Financial further amended the Commercial LOC increasing the line of credit to $10,850,000 to reflect an additional advance made March 30, 2006. On September 5, 2006, the Commercial LOC was renewed through October 1, 2007. The Commercial LOC bears interest at the prime-lending rate (8.25% at June 30, 2006) and is secured by substantially all of Superior's assets. As of June 30, 2006 the outstanding balance was $10,850,000 and there was no accrued interest payable.

         On May 18, 2005 we entered into a Primary Supplier Agreement with Stanford Coins & Bullion, Inc. ("Stanford C &B"), which is an affiliate of Stanford. Under this arrangement, which had a term of six months commencing June 1, 2005, Stanford C&B was required to provide us with a preferential right to source coins on a wholesale basis for that company. Stanford C&B paid a flat 7% over our bid for all rare coins and 3.5% over our bid for all generic coins. We provided marketing services for Stanford C&B, including providing information on possible sales leads and making our inventory of coins available on Stanford C&B's web site. For Stanford C&B's customers that sell coins through our auctions, we paid Stanford C&B a fee of 6%, and paid their sales person a commission of 2%. When the agreement expired in December 2005, the business relationship between the parties continued under the same terms of the previous agreement. During the fiscal year ended June 30, 2006, Stanford C&B purchased $2,276,946 of rare coins from us.

         On July 5, 2006, we agreed to engage the former Chief Financial Officer, Paul Biberkraut, as a consultant to the company in connection with the DGSE Merger. His retainer is $4,000 per month.

         From time to time in fiscal years prior to 2006 we borrowed funds from our CEO. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources; Financing Activities." In July 2006, subject to the successful completion of the proposed Merger with DGSE, our CEO agreed to restructure this debt, which currently has a principal balance of $500,000 so that it bears interest at the rate of prime plus one percent per annum and is payable in five quarterly installments of principal commencing September 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table shows the fees paid or accrued by us for the audit and other services provided by Singer Lewak Greenbaum & Goldstein LLP ("SLGG") and Haskell & White LLP ("H&W") for the fiscal years shown.

                                           2006                     2005
                                     -----------------       -----------------
                                       SLGG      H&W           SLGG      H&W
                                     --------  -------       --------  -------
  Audit Fees                         $108,000      --        $135,000  $31,000
  Audit - Related Fees               $ 23,000      --          18,000     --
  Tax Fees                              --         --           --        --
  All Other Fees                        --         --           --        --
                                     --------  -------       --------  -------
  Total                              $131,000      --        $153,000  $31,000
                                     ========  =======       ========  =======

         Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

         The Audit - Related Fees shown above all related to the performance of agreed upon procedures required to be performed in connection with our line of credit from Stanford Financial Group Company.

         Our Audit Committee approved the Audit Fees for fiscal 2006 and 2005, but none of the other fees for 2006 and 2005. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement review.

                                     PART IV

ITEM 15. EXHIBITS

         The following documents are filed as part of this Annual Report on Form 10-K.

         (1) FINANCIAL STATEMENTS. The following Financial Statements and the Reports of Independent Registered Public Accounting Firms are on page F-1 through F-42 hereof.

                  Reports of Independent Registered Public Accounting Firms

                  Balance Sheets

                  Statements of Operations

                  Statements of Stockholders' Equity

                  Statements of Cash Flows

                  Notes to Financial Statements

         (2) FINANCIAL STATEMENT SCHEDULES. The following Financial Statement Schedules are on page F-43.

                  Schedule II

         (3)      EXHIBITS.

   EXHIBIT
   NUMBER                              DESCRIPTION
   ------                              -----------
    3.1 Certificate of Incorporation of Superior Galleries, Inc. (including Certificates of Designation of Superior Galleries, Inc., relating to Series A $5.00 Redeemable 8% Convertible Preferred Stock, Series B $1.00 Convertible Preferred Stock and Series D $1.00 Convertible Preferred Stock) (incorporated herein by this reference to Exhibit D to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
    3.2 Certificate of Designation of Superior Galleries, Inc., relating to Series E $1.00 Convertible Preferred Stock (incorporated herein by this reference to Exhibit 3.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1,
             2005).
    3.3 Bylaws of Superior Galleries, Inc. (incorporated herein by this reference to Exhibit E to the definitive Proxy Statement of Tangible Asset Galleries, Inc. filed under the Exchange Act on June 5, 2003).
    4.1 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit A to the definitive Proxy Statement of Tangible Asset Galleries, Inc., filed under the Exchange Act on June 5, 2003).
    4.2 Form of Nonqualified Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit 4.2 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30,
             2003) .

   EXHIBIT
   NUMBER                              DESCRIPTION
   ------                              -----------
    4.3 Form of Employee Incentive Stock Option Agreement for 2003 Omnibus Stock Option Plan (incorporated herein by this reference to Exhibit
             4.3 to the Annual Report on Form 10-KSB of Superior Galleries, Inc., filed under the Exchange Act, for the fiscal year ended June 30, 2003).
    4.4 Lockup Agreement dated April 3, 2002 by and among Stanford Venture Capital Holdings, Inc. and certain stockholders of Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit G included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
    4.5 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.11 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    4.6 Liquidation Preferences Agreement between Tangible Asset Galleries, Inc., the holders of the outstanding Series B Preferred Stock of Tangible Asset Galleries, Inc. and Stanford Venture Capital Holdings, Inc. dated January 31, 2003 (incorporated herein by this reference to Exhibit 4.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
    9.1 Shareholders' Agreement dated April 3, 2002 by and among Silvano DiGenova, Stanford Venture Capital Holdings, Inc. and Tangible Asset Galleries, Inc. (incorporated herein by this reference to exhibit E included in Exhibit 10.1 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on April 24, 2002).
    10.1 Series E Preferred Stock Purchase Agreement dated as of March 29, 2005, between Superior Galleries, Inc. and Stanford Investment Bank Limited (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005).
    10.2 Registration Rights Agreement dated as of March 29, 2005 and between Superior Galleries, Inc. and Stanford Investment Bank Limited (incorporated herein by this reference to Exhibit 10.4 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005).
    10.3 Standard Multi-Tenant Office Lease-Gross dated August 6, 2002 by and between DBKK, LLC and Tangible Asset Galleries, Inc. (incorporated herein by this reference to Exhibit 10.14 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    10.4 Registration Rights Agreement dated January 31, 2003 by and among Tangible Asset Galleries, Inc. and holders of our Series B Preferred Stock, Series C Preferred Stock, Series D Stock and Certain Warrants (incorporated herein by this reference to Exhibit
             10.3 to the Current Report on Form 8-K of Tangible Asset Galleries, Inc., filed under the Exchange Act on March 3, 2003).
    10.5 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova. (incorporated herein by this reference to Exhibit 10.16 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).
    10.6 Commercial Loan and Security Agreement dated October 13, 2003 between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act, filed October 16, 2003).
    10.7 Commercial Note by Superior Galleries, Inc. to Stanford Financial Group Company dated October 1, 2003 (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed October 16, 2003).

   EXHIBIT
   NUMBER                              DESCRIPTION
   ------                              -----------
    10.8 Promissory Note in the maximum amount of $1,000,000, dated February 10, 2003, from Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit 10.11 of the registrant's Amendment No. 1 to Registration Statement on Form SB-2, filed December 2, 2004)
    10.9 Series D Preferred Stock Purchase and Warrant Exercise Agreement dated January 31, 2003, between Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc., Silvano DiGenova and certain warrant holders (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).
    10.10 First Amendment to Renewal and Modification Agreement dated December 15, 2004 between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by reference to
             Exhibit 10.18 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
    10.11 Waiver and Extension Agreement dated December 29, 2004 between Silvano DiGenova and Superior Galleries, Inc. (incorporated herein by reference to Exhibit 10.19 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
    10.12 Investor Relations Agreement dated December 30, 2004 between American Capital Ventures, Inc. and Superior Galleries, Inc. (incorporated herein by reference to Exhibit 10.20 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
    10.13 Promissory note dated October 1, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer (incorporated herein by reference to Exhibit 10.21 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
    10.14 Promissory note dated October 14, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer ((incorporated herein by reference to Exhibit 10.22 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004))
    10.15 Promissory note dated October 25, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer (incorporated herein by reference to Exhibit 10.23 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)
    10.16 Amendment Dated as of March 29, 2005 to Commercial Loan and Security Agreement between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005)
    10.17 Commercial Note dated as of March 29, 2005 by Superior Galleries, Inc. in favor of Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.3 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005)
    10.18 Primary Supplier Agreement dated May 18, 2005 between Superior Galleries, Inc. and Stanford Coins and Bullion (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on May 18, 2005).
    10.19 Second Extension to Commercial Loan and Security Agreement between Superior Galleries, Inc. and Stanford Financial Group, Incorporated dated as of July 21, 2005 (executed July 31, 2005) (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on August 2, 2005).

   EXHIBIT
   NUMBER                              DESCRIPTION
   ------                              -----------
    10.20 Second Amendment to Renewal and Modification Agreement, dated as of July 31, 2005, by and between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on August 2, 2005).
    10.21 Employment Agreement dated June 1, 2005 between Superior Galleries, Inc. and Larry Abbott (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on June 7, 2005).
    10.22 Indemnification Agreement dated July 7, 2005 between Superior Galleries, Inc. and Anthony Friscia (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on July 8,
             2005).
    10.23 Indemnification Agreement dated December 15, 2005 between Superior Galleries, Inc. and Mitch Stoltz (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 10 Q of Superior Galleries, Inc., filed under the Exchange Act on January 24, 2006).
    10.24 Promissory Note dated November 7, 2005 between Superior Galleries, Inc. and Kevin Lipton Rare Coins (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 10K of Superior Galleries, Inc., filed under the Exchange Act on January 24, 2006).
    10.25 Amendment to Commercial Loan and Security Agreement dated March 29, 2006 between Superior Galleries, Inc. and Stanford Financial Group, Incorporated to increase the line to $10,850,000 (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on May 4, 2006).
    10.26 Promissory Note dated February 21, 2006 between Superior Galleries, Inc. and Kevin Lipton Rare Coins (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 10K of Superior Galleries, Inc., filed under the Exchange Act on May 15,
             2006).
    10.27 Coin Purchase and Debt Prepayment Agreement dated as of March 31, 2006 between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on June 27, 2006)
    10.28 Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated July 14, 2006, between Superior Galleries, Inc., a Delaware corporation, and DGSE Companies, Inc., a Nevada corporation (incorporated herein by this reference to Exhibit 2.1 to the Current Report on Form 8-K of Superior Galleries, Inc., filed under the Exchange Act on July 17, 2006).
    14.1     Superior Galleries, Inc. Code of Ethics (filed herewith).
    31.1 Certification of CEO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    31.2 Certification of CFO pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 (filed herewith)
    32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 (filed herewith)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2006                           SUPERIOR GALLERIES, INC.


                                                    By:  /s/ Silvano DiGenova
                                                         -----------------------
                                                         Silvano DiGenova,
                                                         Chief Executive Officer


Dated: September 27, 2006                           SUPERIOR GALLERIES, INC.


                                                    By:  /s/ Silvano DiGenova
                                                         -----------------------
                                                         Silvano DiGenova,
                                                         Chief Financial Officer


         Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            SIGNATURE                      CAPACITY                 DATE
            ---------                      --------                 ----

/s/ Silvano DiGenova                       Director          September 27, 2006
---------------------------------
     Silvano DiGenova

/s/ Paul Biberkraut                        Director          September 27, 2006
---------------------------------
     Paul Biberkraut

                            Director          September 27, 2006
---------------------------------
     Anthony Friscia

/s/ Lee Ittner                             Director          September 27, 2006
---------------------------------
     Lee Ittner

/s/ David Rector                           Director          September 27, 2006
---------------------------------
     David Rector

                                           Director          September 27, 2006
---------------------------------
     Mitch Stoltz

                            SUPERIOR GALLERIES, INC.

                          INDEX TO FINANCIAL STATEMENTS



Independent Registered Public Accounting Firms' Reports .....................F-2

Financial Statements

     Balance Sheets..........................................................F-3

     Statements of Operations................................................F-5

     Statements of Stockholders' Equity (Deficit)............................F-7

     Statements of Cash Flows................................................F-8

     Notes to Financial Statements..........................................F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Superior Galleries, Inc.
Beverly Hills, California

         We have audited the balance sheets of Superior Galleries, Inc. (the "Company") as of June 30, 2006 and 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule of Superior Galleries, Inc. listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Galleries, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Los Angeles, California
September 21, 2006

                                              SUPERIOR GALLERIES, INC.
                                                   BALANCE SHEETS
                                                   (In thousands)


                                                                                 JUNE 30, 2006       JUNE 30, 2005
                                                                                ---------------     ---------------
CURRENT ASSETS

     Cash and cash equivalents (Note 1)                                         $         4,770     $           417
     Accounts receivable, net of allowance for doubtful
       accounts of $363 (2006) and $122 (2005) (Note 1)                                   4,987               4,969
     Auction and customer advances (Notes 1, 5 and 6)                                     1,829               4,950
     Inventories, net of reserve of $840 (2006) and $0 (2005)
       (Notes 1, 2, 6, 7, 8 and 9)                                                        7,592               8,713
     Prepaid expense                                                                        232                 346
                                                                                ---------------     ---------------
         Total current assets                                                            19,410              19,395

Property and equipment, net (Notes 1 and 3)                                                 384                 220

         TOTAL ASSETS                                                           $        19,794     $        19,615
                                                                                ===============     ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Line of credit - related party (Note 6)                                   $        10,850     $         9,250
      Line of credit (Note 7)                                                                --               2,200
      Accounts payable and accrued expenses                                               8,619               5,154
      Notes payable to a related party (Note 8)                                             200                 350
      Series A stock redemption payable (Note 11)                                            --                 275
      Notes payable (Note 9)                                                                650                 650
                                                                                ---------------     ---------------

         Total current liabilities                                              $        20,319     $        17,879
                                                                                ===============     ===============


                                  (See accompanying Notes to Financial Statements)





                                                 SUPERIOR GALLERIES, INC.
                                                BALANCE SHEETS (CONTINUED)
                                                      (In thousands)


                                                                                    JUNE 30, 2006         JUNE 30, 2005
                                                                                   ----------------      ----------------
LONG-TERM LIABILITIES

   Notes payable to a related party, net of current portion (Note 8)               $            300      $            400
                                                                                   ----------------      ----------------

       Total long-term liabilities                                                              300                   400
                                                                                   ----------------      ----------------

         TOTAL LIABILITIES                                                                   20,619                18,279
                                                                                   ----------------      ----------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (NOTES 5, 6, 7, 8, 9, 10, 11,
   12, 13, 14 AND 16)

STOCKHOLDERS' EQUITY (NOTE 11)
   Preferred Stock, 1,975 shares undesignated, none outstanding                                  --                    --
   Series B convertible preferred stock $1.00 par value, 3,400 shares designated 3,400 shares issued and outstanding with a liquidation
     preference of $3,400                                                                     2,967                 2,967
   Series D convertible preferred stock $1.00 par value, 2,000 shares designated 2,000 shares issued and outstanding with a liquidation
     preference of $2,000                                                                     1,931                 1,931
   Series E convertible preferred stock $1.00 par value, 2,500 shares designated 2,500 shares issued and outstanding with a liquidation
     preference of $2,500                                                                     2,488                 2,488
   Common stock, $.001 par value, 12,500 shares authorized, 4,808 (2006)
     and 4,820 (2005) issued and outstanding                                                      5                     5
   Additional paid in capital                                                                 8,788                 8,459
   Accumulated deficit                                                                      (17,004)              (14,514)
                                                                                   ----------------      ----------------

       Total stockholders' equity                                                              (825)                1,336

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $         19,794      $         19,615
                                                                                   ================      ================


                                     (See accompanying Notes to Financial Statements)





                                           SUPERIOR GALLERIES, INC.
                                           STATEMENTS OF OPERATIONS
                                     (In thousand, except per share data)


                                                    YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                 ----------------      ----------------      ----------------
                                                   JUNE 30, 2006        JUNE 30, 2005         JUNE 30, 2004
                                                 ----------------      ----------------      ----------------

Net sales                                        $         43,302      $         37,340      $         26,916
Commission income                                           3,015                 2,195                 3,081
                                                 ----------------      ----------------      ----------------
TOTAL REVENUE                                              46,317                39,535                29,997

COST OF SALES                                              38,393                32,027                23,382
                                                 ----------------      ----------------      ----------------

GROSS PROFIT                                                7,924                 7,508                 6,615
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                9,792                 7,708                 5,959
                                                 ----------------      ----------------      ----------------

Income (loss) from operations                              (1,868)                 (200)                  656
                                                 ----------------      ----------------      ----------------

OTHER INCOME (EXPENSE)
 Interest income                                              361                   376                   476
 Interest expense (Notes 6, 7, 8 and 9)                    (1,030)                 (788)                 (535)
 Other expense, net                                            --                    (3)                  (33)
                                                 ----------------      ----------------      ----------------

     Total other income (expense)                            (669)                 (415)                  (92)
                                                 ----------------      ----------------      ----------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEM                             (2,537)                 (615)                  564

INCOME TAX PROVISION (NOTE 10)                                  2                     1                    12
                                                 ----------------      ----------------      ----------------

Income (loss) before extraordinary item                    (2,539)                 (616)                  552

Extraordinary gain from extinguishment of
  debt, net of applicable taxes (Notes 7 and 16)               50                    --                    --
                                                 ----------------      ----------------      ----------------

NET INCOME (LOSS)                                $         (2,489)     $           (616)     $            552
                                                 ================      ================      ================


                               (See accompanying Notes to Financial Statements)





                                              SUPERIOR GALLERIES, INC.
                                        STATEMENTS OF OPERATIONS (CONTINUED)
                                        (in thousand, except per share data)


                                                             YEAR ENDED           YEAR ENDED          YEAR ENDED
                                                          ----------------     ----------------     ---------------
                                                            JUNE 30, 2006        JUNE 30, 2005       JUNE 30, 2004
                                                          ----------------     ----------------     ---------------

Calculation of net income (loss) per share:
Net income (loss)                                         $         (2,489)    $           (616)    $           552
Preferred stock accretion                                               --                   --                 (50)
Preferred stock dividend                                                --                   --                 (37)
                                                          ----------------     ----------------     ---------------
Net income (loss) applicable to common shares             $         (2,489)    $           (616)    $           465
                                                          ================     ================     ===============

NET INCOME (LOSS) PER COMMON SHARE:
 Basic:
   Income (loss) before extraordinary item                           (0.53)               (0.13)               0.11
   Extraordinary item net of applicable taxes                         0.01                   --                  --
                                                          ----------------     ----------------     ---------------
   Net income (loss)                                                 (0.52)               (0.13)               0.11
                                                          ================     ================     ===============
 Fully Diluted
   Income (loss) before extraordinary item                           (0.53)               (0.13)               0.06
   Extraordinary item net of applicable taxes                         0.01                   --                  --
                                                          ----------------     ----------------     ---------------
   Net income (loss)                                                 (0.52)               (0.13)               0.06
                                                          ================     ================     ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
     Basic                                                           4,817                4,627               4,370
                                                          ================     ================     ===============
     Fully diluted                                                   4,817                4,627               8,098
                                                          ================     ================     ===============


                                 (See accompanying Notes to Financial Statements)



                                                      SUPERIOR GALLERIES, INC.
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                                                           (In thousands)


                         SERIES B            SERIES D           SERIES E                                        RETAINED    TOTAL
                     PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK           COMMON       ADDITIONAL  EARNINGS    STOCK-
                    ------------------  ------------------  ------------------  -------------------  PAID IN  (ACCUMULATED HOLDER'S
                     SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES     AMOUNT   CAPITAL    DEFICIT)    EQUITY
                    --------  --------  --------  --------  --------  --------  --------   --------  --------   --------   --------

BALANCE,
  JUNE 30, 2003        3,400     2,967     2,000     1,931        --        --     2,641          3     7,940    (14,412)    (1,572)

 Issuance of
   common
   stock
   (Note 11)              --        --        --        --        --        --     1,845          1        --         --          2
 Fair value of
   options
   granted                --        --        --        --        --        --        --         --        22         --         22
 Accretion of
   redemption
   value of
   Series A
   Preferred
   Stock
   (Note 11)              --        --        --        --        --        --        --         --       (50)        --        (50)
 Dividends on
   preferred
   stock                  --        --        --        --        --        --        --         --        --        (38)       (38)
     Net income           --        --        --        --        --        --        --         --        --        552        552
                    --------  --------  --------  --------  --------  --------  --------   --------  --------   --------   --------
BALANCE,
  JUNE 30, 2004        3,400  $  2,967     2,000  $  1,931        --  $     --     4,486   $      4  $  7,912   $(13,898)  $ (1,084)

 Issuance of
   Series E
   Preferred
   stock, net
   of offering
   cost
   (Note 11)              --        --        --        --     2,500     2,488        --         --        --         --      2,488
 Issuance of
   common stock
   (Note 11)              --        --        --        --        --        --       105         --        77         --         77
 Fair value of
   options
   granted                --        --        --        --        --        --        --         --        92         --         92
 Fair value of
   common
   stock issued
   for services
   (Note 11)              --        --        --        --        --        --       229          1       378         --        379
         Net loss         --        --        --        --        --        --        --         --        --       (616)      (616)
                    --------  --------  --------  --------  --------  --------  --------   --------  --------   --------   --------
BALANCE,
  JUNE 30, 2005        3,400  $  2,967     2,000  $  1,931     2,500  $  2,488     4,820   $      5  $  8,459   $(14,514)  $  1,336

 Issuance/
   cancellation
   of common
   stock
   (Note 11)              --        --        --        --        --        --       (12)        --       (24)        --        (24)
 Fair value of
   options
   granted                --        --        --        --        --        --        --         --       410         --        410
 Fair value of
   common
   stock issued
   for services
   (Note 11)              --        --        --        --        --        --        --         --       (57)        --        (57)
         Net loss         --        --        --        --        --        --        --         --        --     (2,489)    (2,489)
                    --------  --------  --------  --------  --------  --------  --------   --------  --------   --------   --------
BALANCE,
  JUNE 30, 2006        3,400  $  2,967     2,000  $  1,931     2,500  $  2,488     4,808   $      5  $  8,788   $(17,004)  $   (825)
                    ========  ========  ========  ========  ========  ========  ========   ========  ========   ========   ========


                                        (See accompanying Notes to Financial Statements)





                                                 SUPERIOR GALLERIES, INC.
                                                 STATEMENTS OF CASH FLOWS
                                                      (In thousands)


                                                              YEAR ENDED            YEAR ENDED           YEAR ENDED
                                                             JUNE 30, 2006         JUNE 30, 2005        JUNE 30, 2004
                                                            ---------------       ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                           $        (2,489)      $          (616)     $           552
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                         145                    77                   94
  Loss on retirement of property and equipment                           --                     3                   33
Fair value of common stock options granted                              410                   379                   22
Fair value of common stock issued for services rendered                  36                    92                   --
Increase (decrease) in cash from changes in assets and
  liabilities
    Accounts receivable                                                 (18)               (1,256)                (887)
    Auction and customer advances, net                                3,121                 1,451               (2,907)
    Inventories                                                       1,122                (2,606)              (3,609)
    Prepaid expenses and other                                          114                  (296)                  39
    Other assets                                                         --                    11                    3
    Accounts payable and accrued expenses                             3,348                (2,107)                 423

Net cash provided by (used in) operating activities                   5,788                (4,868)              (6,237)
                                                            ---------------       ---------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                     310                  (164)                 (56)
Proceeds from sale of property and equipment                             --                    --                   10
Net cash provided by (used in) investing activities                     310                  (164)                 (46)
                                                            ===============       ===============      ===============


                                     (See accompanying Notes to Financial Statements)





                                              SUPERIOR GALLERIES, INC.
                                        STATEMENTS OF CASH FLOWS (CONTINUED)
                                                   (In thousands)


                                                            YEAR ENDED            YEAR ENDED           YEAR ENDED
                                                          JUNE 30, 2006         JUNE 30, 2005        JUNE 30, 2004
                                                         ---------------       ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings under related party line of credit                     10,600                 8,400               11,000
Repayments under related party line of credit                     (9,000)               (5,750)              (4,400)
Borrowings under lines of credit                                      --                    --                3,300
Extraordinary gain on early payoff of line of credit                 (50)                   --                   --
Repayments under lines of credit                                  (2,150)                 (300)              (3,300)
Borrowings under notes payable                                        --                   650                   --
Repayments under notes payable                                        --                    --                  (64)
Borrowings under related party debt                                   --                    --                   --
Repayments under related party debt                                 (250)                 (150)                (460)
Payments under Series A preferred stock redemption                  (275)                 (413)                  --
Issuance of common shares                                             --                    77                    2
Issuance of Series E preferred shares, net of
  offering expenses                                                   --                 2,488                   --
Payment of dividends on preferred stock                               --                    --                  (37)
                                                         ---------------       ---------------      ---------------
Net cash provided by (used in) financing activities               (1,125)                5,002                6,041
                                                         ---------------       ---------------      ---------------

Net (decrease) increase in cash and equivalents                    4,353                   (30)                (242)

Cash and cash equivalents beginning of year                          417                   447                  689
                                                         ---------------       ---------------      ---------------
Cash and cash equivalents, end of year                   $         4,770       $           417      $           447
                                                         ===============       ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Interest                                                 $         1,030       $           788      $           749
                                                         ===============       ===============      ===============
Income taxes                                             $             2       $             1      $             9
                                                         ===============       ===============      ===============


                                  (See accompanying Notes to Financial Statements)





                                              SUPERIOR GALLERIES, INC.
                                        STATEMENTS OF CASH FLOWS (CONTINUED)
                                                   (In thousands)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY

During the years ended June 30, 2006, 2005 and 2004, the Company completed non-cash transactions as follows:

                                                                   YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                 JUNE 30, 2006    JUNE 30, 2005    JUNE 30, 2004
                                                                 -------------    -------------    -------------
 NON-CASH INVESTING AND FINANCING ACTIVITIES

 Accretion of redemption value of Series A Preferred stock                   -                -               50
 Series A preferred stock redemption liability                               -                -              688
 Cancellation of treasury common stock                                     (40)               -                -


                                (See accompanying Notes to Financial Statements)

                                                      F-10

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

         RECLASSIFICATIONS

         Certain amounts for the fiscal year ended June 30, 2005 have been reclassified to conform with the presentation of the June 30, 2006 amounts. These reclassifications have no effect on reported net income
         (loss).

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

         ACCOUNTS RECEIVABLE.

         The Company evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company, as indicated by delinquent payments. The amount of the required allowance is based on the facts available to the Company and is reevaluated and adjusted as additional information is available, including its right to offset debts with accounts payable balances and the proceeds from consigned inventory sales. Allowances are also established for probable loss inherent in the remainder of the accounts receivable based on a factor of 0.1% of total gross sales.

         INVENTORIES

         Inventories consisting of rare coins and second-hand jewelry are stated (on a specific identification basis) at the lower of cost or fair market value. As of June 30, 2006, management of the company recorded a fair market reserve of $840,000 primarily against ungraded coins and coins held over one year.

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

         The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected un-discounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At June 30, 2006 and 2005, management of the Company has not identified any impaired assets.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         GOODWILL

         Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill be tested for impairment on an annual basis. As the Company recorded goodwill for its purchase of its SGBH subsidiary in July 2001, it tested the goodwill for impairment during the quarter ended December 31, 2002. Management estimated the fair value of the reporting unit (i.e. Company as a whole) using a present value model on estimated future cash flows. This value was then adjusted to calculate the implied fair value of goodwill based on the allocation of the reporting units assets and liabilities. The calculation identified that the implied fair value was less than the carrying amount of goodwill, indicating that the goodwill had been impaired. Based on this analysis, goodwill was determined to be fully impaired and the Company recorded an impairment of goodwill charge to operations of $591,000 during the quarter ended December 31, 2002, which removed the goodwill account from the balance sheet.

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

         REVENUE RECOGNITION

         The Company generates revenue from wholesale and retail sales of rare coins, precious metals bullion and second-hand jewelry. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. We recognize sales on an F.O.B. shipping point basis.

         The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables, offset rights and the Company's historical experience related to credit losses. As of June 30, 2006 and 2005, management established an accounts receivable reserve of $363,000 and $122,000, respectively.

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

         ADVERTISING

         Advertising costs are expensed as incurred. During the years ended June 30, 2006, 2005 and 2004, advertising expenses were $762,000, $633,000 and $578,000, respectively.

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

         Currently the Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and is evaluating option valuation models including Black Scholes to determine which model the Company will use upon the adoption of SFAS No. 123(R). The Company adopted SFAS No. 123(R) effective with its fiscal year beginning July 1, 2005.

         EARNINGS (LOSS) PER SHARE

         Basic "Earnings Per Share ("EPS")," is computed as net income (loss) applicable to common shares divided by the weighted average number of common shares outstanding for the period. Net income (loss) applicable to common shares is calculated as net income (loss) less dividends and accretion on preferred stock. No dividends were paid nor were there any accretion on preferred stock for the years ended June 30, 2006 and 2005. Dividends and accretion on preferred stock totaled $37,000 and $50,000, respectively, for the year ended June 30, 2004. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The total potential common shares that have not been included in the calculation of diluted net loss per common share totaled 4,250,000 on June 30, 2006 and 3,808,000 at June 30, 2005 as
         the effects of such are anti-dilutive for those years. All share and per share amounts have been retroactively adjusted for the effect of a one-for-twenty reverse stock split of the Company's common stock at June 30, 2003.

         CUSTOMER AND VENDOR CONCENTRATIONS

         During the years ended June 30, 2006, 2005 and 2004, the Company had no customer that accounted for 10% or more of the Company's net sales. As of June 30, 2006, the Company had one customer that represented 18.7% or more of accounts receivable as of such date; and all other customers represented less than 9.2% of accounts receivable. As of June 30, 2005, the Company had no customer that represented 10% or more of accounts receivable as of such date. As of June 30, 2004, the Company had one customer that represented 18% of accounts receivable as of such date.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CUSTOMER AND VENDOR CONCENTRATIONS (CONTINUED)

         During the year ended June 30, 2006, the Company purchased 10.5% of its inventories from one vendor, and all other vendors represented less than 6.0% of inventory purchases. During the years ended June 30, 2005 and 2004, the Company did not purchase 10% or more of its inventories from any single vendor. As of June 30, 2006, the Company had one vendor that represented 32% of accounts payable; two vendors that represented approximately 16% each, and all other venders represented less than 4% each as of such date. As of June 30, 2005, the Company had one vendor that represented 20% of accounts payable of such date; and as of June 30, 2004 the Company had no vendor that represented 10% or more of accounts payable as of such date.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," issued in December 1991, requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments including assets and liabilities that both (a) impose on one entity a contractual obligation (1) to deliver cash or another financial instrument to a second entity or (2) to exchange other financial instruments on potentially unfavorable terms with the second entity; and (b) convey to that second entity a contractual right (1) to receive cash or another financial instrument from the first entity or (2) to exchange other financial instruments on potentially favorable terms with the first entity.

         The Company's financial instruments consist of its cash, accounts receivable, line of credit, accounts payable and accrued expense; note payable and notes payable to related parties. Management has determined that, except for the allowance for doubtful accounts receivable, the fair values of the Company's financial instruments approximate their carrying values at June 30, 2006 and 2005.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         FIN  No. 47
         -----------
         In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies the meaning of the term CONDITIONAL ASSET RETIREMENT OBLIGATION as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company's financial statements.

         FIN No. 48.
         -----------
         In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

2.       INVENTORIES

         Inventories are comprised of rare coins, bullion and second-hand jewelry.

         Inventory totaling $1,327,000 and $1,286,000 of owned coins was on consignment with third parties at June 30, 2006 and 2005, respectively. The balance of inventory was located in the Company's vault, at trade shows or with appraisal agencies. As of June 30, 2006, management reserved $840,000 against the gross inventory cost to reflect its analysis of the fair market of each inventory item as determined by third party industry sources such as the Certified Coin Exchange, offers received from customers on specific coins or publicly documented auction results for similar coins.

         The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in a few of these agreements.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                       JUNE 30, 2006      JUNE 30, 2005
                                                       -------------      -------------
                                                                (In thousands)
          Furniture and equipment                      $         214      $         143
          Computer equipment and software                        528                351
          Leasehold improvements                                 182                121
                                                       -------------      -------------
                                                                 924                615

         Accumulated depreciation and amortization              (540)              (395)
                                                       -------------      -------------

                                                       $         384      $         220
                                                       =============      =============

         Depreciation expense for the years ended June 30, 2006, 2005 and 2004 were $145,000; $77,000 and $94,000, respectively.

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.       AUCTION AND CUSTOMER ADVANCES

         Superior has established two short-term lending programs consisting of
         (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and, (ii) advancing customers cash based on the customer's assigning specific rare coins in their inventory to Superior as collateral. According to the terms of its Commercial Line of Credit, Superior can advance a customer up to 70% of consigned or assigned rare coin(s)' wholesale value. For auction advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Auction and customer advances bear interest at rates between 10% and 18% based primarily on the customer's creditworthiness and the loan size. The average term of the loan is approximately three months and no individual loan will exceed one year. Customers may require minimum prices for their consigned coins, and if the coin has not sold by the loan maturity date, the customer must choose to refinance the loan, repay the loan, or permit Superior to liquidate the coin. Superior will retain control of the assigned inventory until the customer repays the advance. Auction and customer advances consist of the follows:

                                               JUNE 30, 2006      JUNE 30, 2005
                                               --------------     --------------
                                                         (In thousands)

         Auction advances                      $        1,386     $        3,358
         Customer inventory advances                      443              1,592
                                               --------------     --------------
                                               $        1,829     $        4,950
                                               ==============     ==============

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.       LINE-OF-CREDIT - RELATED PARTY

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC") with Stanford Financial Group Company ("SFG"), an affiliate of our principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"), to provide us with a $7,500,000 line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. A portion of this indebtedness was assigned to SIBL, and on March 31, 2005, as described below, pursuant to SIBL's purchase of $2,500,000 of our Series E Preferred Stock, SIBL assumed, converted and cancelled $2,500,000 of this indebtedness under the Commercial LOC. In addition, SFG further amended the Commercial LOC increasing the line of credit to $10,000,000. Effective July 21, 2005 the Commercial LOC was renewed through October 1, 2006. On May 2, 2006, SFG further amended the Commercial LOC increasing the line of credit to $10,850,000 to reflect an additional advance made March 30, 2006, to partially fund the repayment of a private line of credit. On September 5, 2006, the Commercial LOC was renewed through October 1, 2007. The Commercial LOC bears interest at the prime-lending rate (8.25% at June 30, 2006) and is secured by substantially all of Superior's assets. As of June 30, 2006, the outstanding balance was $10,850,000 and there was no accrued interest payable. During the years ended June 30, 2006, 2005 and 2004, Superior incurred interest expense on the line of credit - related party totaling $701,000; $394,000 and $104,000, respectively.

7.       LINES-OF-CREDIT

         On July 9, 2002 and July 26, 2002 the Company entered into temporary working capital loan agreements with a private Lender ("Lender") in the amounts of $1,500,000 and $1,000,000 respectively. These loans bore interest at the prime lending rate plus 7% per annum (11% at June 30, 2003), were secured by the inventory of the Company and a personal guarantee of the Company's chief executive officer and a principal stockholder, and, were due to be repaid in 60 days. On August 8, 2002 the Company converted the two loans from the Lender into a Line of Credit with the Lender by executing a Secured Revolving Line of Credit Agreement ("Private Line of Credit"). The Private Line of Credit was modified and extended a number of times between August 2002 and March 2006. On March 31, 2006, the Company repaid the balance of the line of credit of $1,900,000 by applying the accounts receivable from the sale of $1,000,000 of rare coins to the Lender, by making a payment of $850,000 in cash and by receiving a $50,000 discount for early payment. The $50,000 discount was classified as an extraordinary gain on the Statement of Operations. As of June 30, 2005, the outstanding Private Line of Credit balance was $2,200,000 and there was no accrued interest payable. As of June 30, 2006, the outstanding Private Line of Credit balance was $0 and there was no accrued interest payable.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.       NOTES PAYABLE TO A RELATED PARTY

         On April 10, 2002 we executed a subordinated note payable for $1,000,000 to our CEO, Silvano DiGenova, bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. The Company was in arrears of $150,000 of principal payments that were due on December 31, 2004, March 31, 2005 and June 30, 2005 of $50,000 each. However, Mr.
         DiGenova agreed to delay these principal repayments to September 30, 2005. As of the year ending June 30, 2005, the outstanding balance was $750,000 and all interest payments were paid to date and continued to be paid current on a monthly basis. During the year ended June 30, 2006, the note was reduced by $250,000 and the interest rate was changed to 12%. At June 30, 2006, the balance due was $500,000 and there was no accrued interest payable. The remaining balance is due as follows:

                                              JUNE 30, 2006      JUNE 30, 2005
                                              --------------     --------------
                                                        (In thousands)

         Total                                 $         500     $          750
         Less current portion                           (200)              (350)
                                              --------------     --------------
         Long-term                            $          300     $          400
                                              ==============     ==============

         Interest expense incurred to notes payable to related parties during the year ended June 30, 2006, 2005 and 2004 totaled $66,000, $78,000 and $101,000, respectively. Future minimum payments under notes payable to a related party are as follows:


                    YEAR ENDING           AMOUNT
                      JUNE 30,        (IN THOUSANDS)
                   --------------     --------------
                        2007               $200
                        2008               $300
                                           ----
                                           $500
                                           ====

9.       NOTES PAYABLE

         During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest is payable monthly. As of January 1, 2006 the interest rate increased to 12% per annum. As of June 30, 2006, the outstanding balance was $650,000 and there was no accrued interest payable.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      INCOME TAXES

         The provision for income taxes consists of the following components:

                          YEAR ENDED          YEAR ENDED          YEAR ENDED
                        JUNE 30, 2006       JUNE 30, 2005       JUNE 30, 2004
                       ---------------     ---------------     ---------------
                                            (In thousands)
         Current:
           Federal     $            --     $            --     $            --
           State                     2                   1                  12
                       ---------------     ---------------     ---------------
                                     2                   1                  12
                       ---------------     ---------------     ---------------
         Deferred:
           Federal                  --                  --                  --
           State                    --                  --                  --
                       ---------------     ---------------     ---------------
                       $            --     $             1     $            12
                       ===============     ===============     ===============

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                       JUNE 30, 2006        JUNE 30, 2005        JUNE 30, 2004
                                                      ---------------      ---------------      ---------------
                                                                            (IN THOUSANDS)
         Deferred tax assets:
            Unearned income                           $            --      $             7      $             7
            Net operating loss carryforwards                    3,972                3,592                3,747
            Inventory reserve                                     360                   --                   --
            Goodwill                                              169                  186                  203
            Intangible asset                                       --                    8                    8
            Accrued vacation pay                                   35                   23                   29
            Allowance for doubtful accounts                       155                   52                  111
            Contributions                                           1                    1                    1
            Options and warrants not exercised                    287                   95                   54
            Depreciation                                            2                   26                   12
            Other                                                   8                    8                    8
                                                      ---------------      ---------------      ---------------
         Gross deferred tax assets                              4,989                3,998                4,180
         Valuation allowance                                   (4,740)              (3,836)              (3,988)
                                                      ---------------      ---------------      ---------------
              Deferred tax assets, net of reserve                 249                  162                  192
         Deferred tax liabilities:
            Repairs and maintenance                               (26)                  --                   --
            State tax benefit                                    (223)                (162)                (192)
                                                      ---------------      ---------------      ---------------
         Net deferred tax liabilities                 $            --      $            --      $            --
                                                      ===============      ===============      ===============

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.      INCOME TAXES (CONTINUED)

         At June 30, 2006, 2005 and 2004, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company cannot determine that it is "more likely than not" they will be realized.

         The income tax benefit differs from the amount of income tax determined by applying the expected U.S. Federal income tax rate to pretax loss for the fiscal periods as a result of:

                                                         YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                       JUNE 30, 2006       JUNE 30, 2005      JUNE 30, 2004
                                                       -------------       -------------      -------------
         Computed tax benefit                          $        (846)      $        (209)     $         192
         Decrease (increase) in income tax benefit
            resulting from:
           Nondeductible expenses                                 35                  21                 12
           State income tax expense                             (145)                (32)                46
           Change in valuation allowance                         958                 221               (238)
           Other                                                  --                  --                 --
                                                       -------------       -------------      -------------
                                                       $           2       $           1      $          12
                                                       =============       =============      =============

         At June 30, 2006, the Company has a federal tax net operating loss ("NOL") carryforward of approximately $10,358,000 which expires at various dates though 2025, and a state net operating loss carryforward of approximately $5,097,000, which expires at various dates through 2015.

         A portion of the NOLs described above are subject to provisions of the Internal Revenue Code ss.382 which limits the use of NOL carryforwards when changes of ownership of more than 50% occur during a three-year testing period. During the year ended June 30, 2003, the cumulative effects of SIBL's investment in the Company through the Sale of Series B and Series D preferred stock on April 3, 2002 and February 14, 2003, respectively, the Company ownership changed by more than 50%. The issues of common and preferred stock during the years-ended June 30, 2002 and 2003 will limit the use of these NOLs. Further changes in common or preferred stock ownership in future years potentially limit the use of NOLs. The effect of such limitations has yet to be determined. In addition, NOL carry forwards for the purposes of offsetting California state taxable income have been limited to 50% for tax years 1998 and 2001, and limited to 60% for the tax years 2002 and 2003, only. All other tax years can carry forward 100% of NOL.

11.      EQUITY

         COMMON STOCK TRANSACTIONS

         On June 30, 2003, the Company's stockholders at the Annual Meeting of the Shareholders approved both an amendment to the Company's articles of incorporation to effect a one-for-twenty reverse split of the Company's common shares and the Company's re-incorporation into the State of Delaware with authorized common stock of 12,500,000 and preferred stock of 10,000,000. The Series A, B and D preferred shares issued before this date retained the same rights and privileges as previously granted. All common share amounts presented have been retroactively adjusted to reflect a one-for-twenty reverse stock split.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY

         COMMON STOCK TRANSACTIONS

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

         On June 20, 2005, the Company issued 25,000 restricted common shares in exchange for future services of an employee. The shares vest over a four year period on either a quarterly or annual basis at the option of the employee. The services were valued at $79,000 based on the closing price of the Company's common stock as listed on NASDAQ's Over-the-counter Bulletin Board on the day prior to the day the shares were issued. As of June 30, 2006, $57,785 remained unamortized.

         On March 27, 2006, the Company issued 15,000 shares of Common Stock to Mr. Paul Biberkraut, the former Chief Financial Officer and one of our directors, for services performed for the Company.

         On March 31, 2006, the Company cancelled 26,662 shares of Common Stock that had been granted to American Capital Ventures pursuant to the terms of a public relations service agreement that expired on March 31, 2006.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         SALE AND REDEMPTION OF SERIES A CONVERTIBLE PREFERRED STOCK

         On July 3, 2001, the Board of Directors of the Company authorized the issuance of shares of $.001 par value preferred stock and simultaneously, the Company commenced a private placement of Series A $5.00 Redeemable 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carried an annual dividend of $0.40 per share payable quarterly in cash or common stock of the Company at the Company's election, was convertible into 11 shares of the Company's common stock and provided for cash redemption or conversion into common stock of the Company based on elections by the holder or by the Company with certain contingencies.

         The Company originally issued 125,000 shares of Series A Preferred Stock. On March 31, 2004, in accordance with the redemption provisions of the Series A Preferred Stock, all the holders of the Series A Preferred Stock requested the redemption of their shares. However, at the time, because the Company's liabilities exceeded its assets, the Company was prohibited under Delaware corporation law from commencing the redemption. As of March 31, 2005, the Company was no longer prohibited from commencing the redemption and in April 2005, the Company began the redemption. As of June 30, 2005, the amount payable with respect to the Series A Preferred Stock redemption was shown as a liability of $275,000 on the balance sheet. All of our shares of Series A Redeemable 8% Convertible Preferred Stock, or Series A Preferred Stock, were redeemed by cash payments by the end of fiscal 2006. The 125,000 shares of Series A Preferred Stock that were redeemed are no longer available for reissuance.

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      EQUITY (CONTINUED)

         SALE OF SERIES D CONVERTIBLE PREFERRED STOCK

         On February 14, 2003, the Company issued 2,000,000 shares of newly created Series D $1.00 convertible preferred stock ("Series D stock") for a purchase price of $2,000,000 pursuant to a stock purchase and warrant agreement ("purchase agreement") with Stanford. On that date $1,500,000 of the purchase price was paid with $500,000 in cash and the conversion of $1,000,000 in bridge loans that Stanford granted to the Company in anticipation of the closing of the purchase agreement. The balance of the purchase price less interest due on the converted bridge loans and legal fees was paid on March 14, 2003. The Series D stock is convertible into common shares of the company at any time at the option of Stanford at the conversion rate 0.833333 common shares for each Series D share subject to certain anti-dilution adjustments. The Series D stockholders are entitled to vote on all matters requiring a vote of the shareholders and are entitled to the number of votes equal to the number of common shares into which the Series D stock is convertible. The purchase agreement also provided for the reduction to $0.001 per common share of the purchase price of 1,500,000 warrants that were issued to Stanford and their designated warrant holders as part of the Series B stock sale in April 2002. In connection with warrant price reduction the Company recorded a dividend of $300,000 on the Series B stock as its estimate of the fair value of the transaction. The reduced warrant price contemplated the reverse stock split that was provided for in the purchase agreement and that was subsequently approved by the Company's stockholders on June 30, 2003. The warrants were exercised on July 24, 2003. Concurrently with the closing of the purchase agreement, the Company, Stanford and the CEO entered into a share exchange and note modification agreement ("modification agreement"). Under the modification agreement the CEO exchanged 7,000 Series C shares of the Company for 583,333 common shares of the Company. The modification agreement provided for a reduction to $0.001 per common share of the exercise price of 345,100 warrants that were previously issued to the CEO. The previously issued warrants consist of 200,000 warrants issued in connection with the Series B stock in April 2002 and 145,100 warrants issued in connection with personal loan guarantees by the CEO for the Company's debt. In connection with the warrant price reductions the Company recorded a dividend of $40,000 on the Series B stock and interest expense of $29,000 as its estimates of the fair value of the transactions. The reduced warrant price contemplated a reverse stock split that was provided for in the purchase agreement and that was subsequently approved by the Company's stockholders on June 30, 2003. The warrants were exercised on July 24, 2003. Additionally, the CEO agreed to amend his $1,000,000 promissory note due from the Company, to provide for quarterly principal payments of $50,000 that were to commence on September 30, 2003 (Note 8).

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

12.      SHARE-BASED STOCK OPTION PLANS

         STOCK OPTIONS

                  2003 OMNIBUS STOCK OPTION PLAN

         On May 1, 2003, the Company's Board of Directors approved, subject to shareholder approval which was obtained on June 30, 2003, a stock option plan (the "2003 Plan") to attract and retain competent personnel and to provide to participating officers, directors, employees and consultants long-term incentive for high levels of performance and for unusual efforts to improve the financial performance of the Company. The 2003 Plan provides for both incentive stock options specifically tailored to the provisions of the Internal Revenue Code and for options not qualifying as incentive stock options. Employees and consultants of the Company, including officers and directors, are eligible to receive options granted under the 2003 Plan. The shares subject to the options will generally be made available from authorized, but unissued shares. The Board of Directors ("Board") will administer the 2003 Plan. The Board has full authority to award options under the 2003 Plan, to establish the terms of the option agreements, and to take all other action deemed appropriate for administration of the 2003 Plan. The 2003 Plan replaced the 2000 Omnibus Stock Option Plan.

                  2000 OMNIBUS STOCK OPTION PLAN

         On August 1, 2000, the Company's Board of Directors approved, subject to shareholder approval which was obtained, a stock option plan (the "2000 Plan") to attract and retain competent personnel and to provide to participating officers, directors, employees and consultants long-term incentive for high levels of performance and for unusual efforts to improve the financial performance of the Company. The 2000 Plan provides for both incentive stock options specifically tailored to the provisions of the Internal Revenue Code and for options not qualifying as incentive stock options. Employees and consultants of the Company, including officers and directors, were eligible to receive options granted under the 2000 Plan. The shares subject to the options were made available from authorized, but unissued shares. The Board of Directors

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      SHARE-BASED STOCK OPTION PLANS (CONTINUED)

         STOCK OPTIONS (CONTINUED)

                  2000 OMNIBUS STOCK OPTION PLAN (CONTINUED)

         ("Board") administered the 2000 Plan. The Board had full authority to award options under the 2000 Plan, to establish the terms of the option agreements, and to take all other action deemed appropriate for administration of the 2000 Plan. The 2000 Plan was terminated on May 1, 2003 and was replaced by the 2003 Omnibus Stock Option Plan.

         During the year ended June 30, 2006, the Company granted to certain employees and non-employees, 65,000 stock options to purchase common stock at an average exercise price of $2.50. The range of exercise prices of options issued during the year was $1.20 to $3.02. The stock options vest after one year and are exercisable over period of up to five years after vesting and expire at earlier of five years after the vesting date of each option or one month after the termination of employment or service agreement with the Company. The stock options were granted at strike prices, which were set at closing price of the Company's stock as listed on the NASDAQ Over-the-counter Bulletin Board and Pink Sheets as of the date of grant, except for one grant priced at the higher price of the prior week. During the year ended June 30, 2006, the Company cancelled 35,733 stock options and 96,667 stock options were forfeited that expired or had not vested at the time of employees and non-employees discontinued service agreements with the Company. The stock option grants during the year ended June 30, 2006 include 60,000 stock options to directors of the Company.

         During the year ended June 30, 2005, the Company granted to certain employees and non-employees, 360,000 stock options to purchase common stock at an average exercise price of $2.80. The range of exercise prices of options issued during the year was $1.01 to $4.25. The stock options vest over time of up to four years. All are exercisable over period of up to five years after vesting and expire at earlier of five years after the vesting date of each option or one month after the termination of employment or service agreement with the Company. The stock options were granted at strike prices, which were set at closing price of the Company's stock as listed on the NASDAQ Over-the-counter Bulletin Board and Pink Sheets as of the date of grant. During the year ended June 30, 2005, the Company cancelled 95,000 stock options that expired or had not vested at the time of employees and non-employees discontinued service with the Company and 55,000 stock options were exercised. The stock option grants during the year ended June 30, 2005 include 60,000 stock options to directors of the Company.

         During the year ended June 30, 2004, the Company granted to certain employees and non-employees, 410,000 stock options to purchase common stock at an average exercise price of $0.77. The range of exercise prices of options issued during the year was $0.24 to $1.01. Certain stock options vest immediately and others vest over time. All are exercisable over period of up to five years after vesting and expire at earlier of five years after the vesting date of each option or one month after the termination of employment or service agreement with the Company. The stock options were granted at strike prices, which were set at closing price of the Company's stock as listed on the NASDAQ Over-the-counter Bulletin Board and Pink Sheets as of the date

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      SHARE-BASED STOCK OPTION PLANS (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         of grant. During the year ended June 30, 2004, the Company cancelled 97,750 stock options that expired or had not vested at the time of employees and non-employees discontinued service with the Company. The stock option grants during the year ended June 30, 2004 include 50,000 stock options to directors of the Company.

         The following table summarizes information about stock option transactions for the years shown:

                                                 YEAR ENDED                   YEAR ENDED                     YEAR ENDED
                                                JUNE 30, 2006                JUNE 30, 2005                  JUNE 30, 2004
                                          -------------------------     --------------------------    --------------------------
                                                           WEIGHTED                       WEIGHTED                      WEIGHTED
                                                           AVERAGE                        AVERAGE                       AVERAGE
                                            OPTION         EXERCISE        OPTION         EXERCISE       OPTION         EXERCISE
                                             SHARES         PRICE          SHARES          PRICE         SHARES          PRICE
                                          ------------     --------     ------------      --------    ------------      --------
         Outstanding at beginning of
            period                             636,000     $   2.41          426,000      $   1.50         113,750      $   6.05
         Options granted                        65,000         2.50          360,000          2.80         410,000          0.77
         Options canceled                      (35,733)        3.21          (95,000)         0.91         (97,750)         3.74
         Options forfeited                     (96,667)        1.72               --            --              --            --
         Options exercised                          --           --          (55,000)         0.49              --            --
                                          ------------     --------     ------------      --------    ------------      --------
         Outstanding at end of period          568,600     $   2.49          636,000      $   2.41         426,000      $   1.50
                                          ============     ========     ============      ========    ============      ========
         Exercisable at end of period          326,600     $   2.45          182,000      $   2.68         121,250      $   2.96
                                          ============     ========     ============      ========    ============      ========

         The weighted average remaining contractual life of the options outstanding at June 30, 2006, is 6.2 years.

         The following table provides information for the stock options granted during the year ended June 30, 2006:
                                                                                      WEIGHTED
                                                                                      AVERAGE           WEIGHTED
                                                                                      EXERCISE          AVERAGE
                                                                       NUMBER          PRICE           FAIR VALUE
                                                                  ---------------  ---------------  ----------------

        Options exercise price equal to stock price                    55,000        $    2.40         $    1.90
        Options exercise price exceeds the stock price                 10,000        $    3.02         $    2.15

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      SHARE-BASED STOCK OPTION PLANS (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         The following table provides additional information for stock options outstanding at June 30, 2006:

                                               OUTSTANDING                  EXERCISABLE           UNEXERCISABLE
                                  ----------------------------------   ---------------------   --------------------
                                             WEIGHTED     WEIGHTED                  WEIGHTED               WEIGHTED
                 RANGE                       AVERAGE      AVERAGE                   AVERAGE                AVERAGE
        -----------------------              EXERCISE    CONTRACTUAL                EXERCISE               EXERCISE
            FROM        TO        NUMBER      PRICE         LIFE        NUMBER       PRICE      NUMBER      PRICE
        ----------  -----------  --------   ---------    -----------   --------   ---------    --------   ---------
         $   0.30    $   0.33      35,000   $    0.31         5.5        28,750   $    0.31       6,250   $    0.30
         $   1.00    $   2.20     282,500   $    1.25         5.9       170,500   $    1.32     112,000   $    1.15
         $   2.75    $   5.00     240,000   $    3.81         6.8       116,250   $    3.68     123,750   $    3.93
         $   8.75    $  20.00      11,100   $   12.40         2.6        11,100   $   12.40               $    0.00
                                  -------                               -------                 -------
                                  568,600                               326,600                 242,000

         As of June 30, 2006, 2005 and 2004, the Company had reserved shares of common stock for the following purposes:

                                                              JUNE 30,            JUNE 30,          JUNE 30,
                                                                2006                2005              2004
                                                            -----------         ------------      -----------

         Options                                                568,600              636,000          426,000
         Warrants                                               120,000              132,500          189,063
         Series A Convertible Preferred Stock                         -                    -                -
         Series B Convertible Preferred Stock                 1,719,802            1,719,802        1,700,000
         Series D Convertible Preferred Stock                 1,666,667            1,666,667        1,666,667
         Series E Convertible Preferred Stock                   416,667              416,667                -
                                                            -----------         ------------      -----------

               Total                                          4,491,736            4,571,636        3,981,730
                                                            ===========         ============      ===========

         Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123R, and is to be determined as if the Company had accounted for its employee stock options granted under the fair value method pursuant to SFAS 123R, rather than the intrinsic method pursuant to APB 25. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions for 2006, 2005 and 2004:


                                                    2006                  2005                2004
                                                 -----------          -----------         -----------
                  Risk free interest rate        3.8 - 5.1%           2.6 - 3.7%          1 - 2%
                  Dividends                      -                    -                   -
                  Volatility factor              246%                 250 - 275%          275%
                  Expected life                  1 - 4 years          1 - 4 years         1 - 3 years

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      SHARE-BASED STOCK OPTION PLANS (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information for years ending June 30, 2006, 2005 and 2004 as follows:

                                                                        2006           2005            2004
                                                                    -----------     ----------      -----------
                                                                                    (in thousands)
         Net income (loss) applicable to common shares,
            as reported                                             $    (2,489)    $     (616)     $       465
         Add: Stock-based employee compensation included in
            reported net income (loss)                                        -              -                -
         Less: Total stock-based employee compensation expense
            determined under Black-Scholes option pricing model,
            net of tax effects                                                -            247               21
                                                                    -----------     ----------      -----------
         Pro forma net income (loss)                                $    (2,489)    $     (863)     $       444
                                                                    ===========     ==========      ===========
         Earnings (loss) per share - as reported:
            Basic                                                   $     (0.52)    $    (0.13)     $      0.11
            Diluted                                                 $     (0.52)    $    (0.13)     $      0.06

         Earnings (loss) per share - pro forma:
            Basic                                                   $     (0.52)    $    (0.19)     $      0.10
            Diluted                                                 $     (0.52)    $    (0.19)     $      0.05

13.      COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases office space in Beverly Hills under two operating lease agreements, one of which expiries in September 2012, the other in July 2010. Future minimum rental payments required under the above leases as of June 30, 2006 are as follows:

                     YEARS ENDING JUNE 30
                           2007                                   $     302,000
                           2008                                         324,000
                           2009                                         331,000
                           2010                                         339,000
                           2011 and beyond                              577,000
                                                                  -------------

                                                                  $   1,873,000
                                                                  =============

         Rent expense including parking fees and storage for all leases for the years ended June 30, 2006, 2005 and 2004 was $322,000; $274,000 and
         $386,000, respectively.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


13.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         GUARANTEED LIQUIDITY AND BUY BACK

         The Company provides a Guaranteed Liquidity and Buy Back at Grade warranty (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $13,281,000; $12,807,000 and $7,345,000 for years ended June 30, 2006, 2005 and 2004 respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" (below the current wholesale price). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

         PROFIT SHARING PLANS

         The Company had a 401(k) profit sharing plan covering all employees who have met certain service requirements. Through December 31, 2002, employees were allowed to make contributions to the plan of up to 15% of their salary. The Company was required to make nondiscretionary matching contributions of 3% of eligible employees' salaries. Effective January 1, 2003, no further contributions by employees were permitted as all of the Company's employees became co-employees of Administaff, a professional employer organization. The Company terminated the plan effective January 1, 2004. The Company had failed to make timely nondiscretionary matching contributions, caught up prior to the plan termination, but may be subject to penalties. The amount of the potential penalties, if any, is indeterminable at this time.

         LEGAL PROCEEDINGS

         Superior Galleries, Inc. was sued by Heritage Capital Corporation ("Heritage"), a competitor of ours, in connection with our employment of Larry Abbott, a former employee of Heritage. The petition was filed on June 3, 2005 in the Dallas County District Court in Texas. The parties to this case included Heritage, Superior Galleries, Inc. and Mr. Abbott. In this case, Heritage sued Mr. Abbott for breach of his employment agreement with that company, following his resignation in May 2005. This lawsuit has been completely settled in accordance with a settlement agreement dated March 27, 2006, at no cost to the Company, other than its own legal costs, estimated to be $50,000.

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


13.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEGAL PROCEEDINGS (CONTINUED)

         Superior Galleries, Inc. was being sued by Elaine and Dean Sanders in connection with a loan made to them against 32 coins placed on consignment on June 26, 2004. Fourteen of the coins were sold, and the proceeds from this sale of approximately $186,750 were insufficient to repay the loan of $359,471 that the Company made to the Sanders. The plaintiffs subsequently paid an additional $155,000 in December 2005 with respect to the loan, but now allege that the Company violated its agreement with them relating to the sale of the coins. The Company strongly denies that it violated the agreement or that it acted improperly in any way. The complaint was filed on June 6, 2006 in the U.S. District Court for Central California and seeks undefined dollar amounts, accrued interest and reimbursement of plaintiffs' legal costs.

         In April 2004 the Company sued its former Chief Financial Officer, Malingham Shrinivas, in Los Angeles Superior Court for breach of contract, fraud and conspiracy. In that lawsuit, the Company alleged that he fraudulently arranged to receive more salary than he was entitled to, to pay personal expenses using Company funds, and to pay third party vendors with Company funds for services which were not rendered. In July 2004 Mr. Shrinivas filed a counterclaim in this litigation, claiming that he was terminated without just cause and was therefore entitled to $58,250 in severance pay. Although the case had been scheduled for trial in August 2006, prior to that time the case was stayed by order of the Superior Court because the Court had been advised that criminal charges against Mr. Shrinivas related to this matter were imminent. Those criminal charges were subsequently filed, and therefore further proceedings in connection with the civil case continue to be stayed. The Company believes that Mr. Shrinivas was terminated with cause and that he is therefore not entitled to any severance pay. If and when the stay of our civil case is terminated, the Company intends to vigorously pursue its claims and defend Mr. Shrinivas' claims for severance pay.

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


14.      RELATED PARTY TRANSACTIONS

         On January 31, 2003, the Company entered into a consulting agreement with Stanford Group Company, and affiliate of SIBL, a principal stockholder of the Company to provide financial and advisory services for a three year period commencing on April 1, 2003. The annual fee for such services is $60,000 and is payable on a quarterly basis. The agreement was not extended beyond the April 1, 2006 expiration date.

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

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


14.      RELATED PARTY TRANSACTIONS (CONTINUED)

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

         On May 18, 2005 the Company entered into a Primary Supplier Agreement with Stanford Coins & Bullion, Inc. ("Stanford C&B"), which is an affiliate of a principal shareholder, SIBL. Under this arrangement, which has a term of six months commencing June 1, 2005, Stanford C&B is required to provide Superior with a preferential right to source coins on a wholesale basis for that company. Stanford C&B will pay a flat 7% over Superior's bid for all rare coins and 3.5% for all generic coins. Superior will provide marketing services for Stanford C&B, including providing information on possible sales leads and making Superior's inventory of coins available on Stanford C&B's web site. For Stanford C&B's customers that sell coins through Superior's auctions, Superior will pay Stanford C&B a fee of 6%, and will pay their sales person a commission of 2%. Although the agreement was not extended on the December 1, 2005 expiration date, the two parties continue to operate under the terms of the prior agreement. During the year ended June 30, 2006 Stanford C&B purchased $2,276,946 of rare coins from Superior.

         On July 5, 2006, the Company entered into a consulting arrangement with the former Chief Financial Officer, Paul Biberkraut, who is also a member of the Board of Directors. Under this arrangement, Mr. Biberkraut will assist management with the activities involved in the proposed Merger with DGSE. Superior is paying $4,000 per month under this arrangement until the Merger closes.

         See also notes 2, 6, 7, 8 and 11 for discussion of additional transactions with related parties.

15.      SELECTED QUARTERLY FINANCIAL DATA

         The following data present unaudited quarterly financial information for each of the eight quarters beginning with September 30, 2004 and ending on June 30, 2006. The information has been derived from our unaudited quarterly financial statements, which have been prepared by us on a basis consistent with our audited financial statements appearing elsewhere in this Form 10-K. The financial information set forth below includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                      SUPERIOR GALLERIES, INC.
                                              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


15.      SELECTED QUARTERLY FINANCIAL DATA (CONTINUED)


                                                                                       FISCAL QUARTER ENDED
                                                   YEAR ENDED       ---------------------------------------------------------------
                                                    JUNE 30,          JUNE 30,         MAR. 31,         DEC. 31,         SEPT. 30,
STATEMENTS OF OPERATIONS DATA                         2006              2006             2006             2005             2005
                                                   ------------     ------------     ------------     ------------      -----------
                                                                        (in thousands, except per share data)
Total revenue                                      $     46,317     $      9,972     $     15,067     $      9,626      $    11,653
Cost of sales                                            38,393            8,527           12,085            8,440            9,342
                                                   ------------     ------------     ------------     ------------      -----------
Gross profit                                              7,924            1,445            2,982            1,186            2,311
Selling, general and administrative expenses              9,792            2,921            2,404            2,166            2,301
                                                   ------------     ------------     ------------     ------------      -----------
Operating income (loss)                                  (1,868)          (1,476)             578             (980)              10
Other income (expense)                                     (669)            (240)            (177)            (137)            (114)
                                                   ------------     ------------     ------------     ------------      -----------
Income (loss) from before income tax provision           (2,537)          (1,716)             401           (1,117)            (104)
Income tax provision (benefit)                                2                1               --               --                1
                                                   ------------     ------------     ------------     ------------      -----------
Net income (loss) before extraordinary gain        $     (2,539)    $     (1,717)    $        401     $     (1,117)     $      (105)
                                                   ============     ============     ============     ============      ===========
Extraordinary Gain from extinguished debt                    50               --               50               --               --
Net income (loss)                                  $     (2,489)    $     (1,717)    $        451     $     (1,117)     $      (105)
                                                   ============     ============     ============     ============      ===========

Net income (loss) per common share:
   from net income (loss), basic                   $      (0.52)    $      (0.36)    $       0.09     $      (0.23)     $     (0.02)
                                                   ============     ============     ============     ============      ===========
   from net income (loss), fully diluted           $      (0.52)    $      (0.36)    $       0.05     $      (0.23)     $     (0.02)
                                                   ============     ============     ============     ============      ===========

Weighted average shares outstanding:
   Basic                                                  4,817            4,808            4,820            4,820            4,820
   Fully diluted                                          4,817            4,808            8,977            4,820            4,820


                                                                                       FISCAL QUARTER ENDED
                                                   YEAR ENDED       ---------------------------------------------------------------
                                                    JUNE 30,          JUNE 30,         MAR. 31,         DEC. 31,         SEPT. 30,
STATEMENTS OF OPERATIONS DATA                         2005              2005             2005             2004             2004
                                                   ------------     ------------     ------------     ------------      -----------
                                                                        (in thousands, except per share data)

Total revenue                                      $     39,535     $     10,205     $     11,658     $      8,403      $     9,269
Cost of sales                                            32,027            8,364            9,661            6,787            7,215
                                                   ------------     ------------     ------------     ------------      -----------
Gross profit                                              7,508            1,841            1,997            1,616            2,054
Selling, general and administrative expenses              7,708            2,114            2,098            1,642            1,854
                                                   ------------     ------------     ------------     ------------      -----------
Operating income (loss)                                    (200)            (273)            (101)             (26)             200
Other income (expense)                                     (415)            (135)            (102)            (104)             (74)
                                                   ------------     ------------     ------------     ------------      -----------
Income (loss) from before income tax provision             (615)            (408)            (203)            (130)             126
Income tax provision (benefit)                                1               --               --               --                1
                                                   ------------     ------------     ------------     ------------      -----------
Net income (loss)                                  $       (616)    $       (408)    $       (203)    $       (130)     $       125
                                                   ============     ============     ============     ============      ===========

Net income (loss) per common share:
   from net income (loss), basic                   $      (0.13)    $      (0.09)    $      (0.04)    $      (0.03)     $     0.03
                                                   ============     ============     ============     ============      ===========
   from net income (loss), fully diluted           $      (0.13)    $      (0.09)    $      (0.04)    $      (0.03)     $     0.02
                                                   ============     ============     ============     ============      ===========

Weighted average shares outstanding:
   Basic                                                  4,627            4,743            4,685            4,510            4,497
   Fully diluted                                          4,627            4,743            4,685            4,510            8,170


                                                                F-37

                            SUPERIOR GALLERIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



16.      EXTRAORDINARY GAIN

         On March 31, 2006, the Company repaid the balance of its line of credit from a private lender of $1,900,000 by applying the accounts receivable from the sale of $1,000,000 of rare coins to the lender, a payment of $850,000 in cash and the application of a $50,000 discount for early payment. The $50,000 discount was classified as an extraordinary gain on the Statement of Operations.

17.      SUBSEQUENT EVENTS

         After the fiscal year ended June 30, 2006, on July 17, 2006, the Company announced a proposed Merger with DGSE Companies, Inc. As a condition to the Merger, the Company's lender, Stanford Financial Group, will convert $5,500,000 in debt outstanding under its Commercial LOC described in Note 6 into common stock of the Company. In addition, in connection with the Merger a Stanford affiliate will provide a new secured credit facility of $11,500,000 to the combined company. Also in connection with the proposed Merger, the Company will restructure the outstanding indebtedness to its Chief Executive Officer, Mr. DiGenova, as described in Note 8. Under the terms of the revised promissory note, the principal amount of the note shall be set to the current outstanding principal amount of $500,000, the maturity date of the note will be extended to December 31, 2007, payable in five equal quarterly installments commencing September 30, 2006, and the interest rate shall be set to the prime rate plus one percent.

         After the fiscal year ended June 30, 2006, on August 3, 2006, the Company paid off three demand notes payable to a private lender totaling $650,000 as described in Note 9, which bore interest at 12% per annum and were secured by specific inventory, as described in a Form 8-K filed by the Company August 9, 2006.

                                          SUPERIOR GALLERIES, INC.
                                                SCHEDULE II
                           ALLOWANCE FOR DOUBTFUL ACCOUNTS AND INVENTORY RESERVES


                                                             Charged to
                                             Balance at       expenses/      Application
                                              Beginning        against         against         Balance at
               (In thousands)                  of Year         revenue         assets          End of Year
                                            -------------   -------------   -------------     -------------
  Allowance for doubtful accounts:
     Year ended June 30, 2004               $         271              20             (32)    $         259
     Year ended June 30, 2005               $         259               -            (137)    $         122
     Year ended June 30, 2006               $         122             241               -     $         363

  Inventory reserve:
     Year ended June 30, 2004               $         665               -            (665)    $           -
     Year ended June 30, 2005               $           -               -               -     $           -
     Year ended June 30, 2006               $           -             840               -     $         840


                                                    F-39

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

    4.5 Warrant to Purchase 1,000,000 Shares of Common Stock dated November 27, 2001 Issued to NRLP (incorporated herein by this reference to Exhibit 4.11 of the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc., for the year ended June 30, 2002, filed under the Exchange Act on February 19, 2003).

    4.6 Liquidation Preferences Agreement between Tangible Asset Galleries, Inc., the holders of the outstanding Series B Preferred Stock of Tangible Asset Galleries, Inc. and Stanford Venture Capital Holdings, Inc. dated January 31, 2003 (incorporated herein by this reference to Exhibit 4.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).

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

    10.5 Employment Agreement dated June 1, 2001 between Tangible Asset Galleries, Inc. and Silvano DiGenova. (incorporated herein by this reference to Exhibit 10.16 to the Annual Report on Form 10-KSB of Tangible Asset Galleries, Inc. for the year ended June 30, 2002, filed under the Exchange Act on February 19,
                  2003).

    10.6 Commercial Loan and Security Agreement dated October 13, 2003 between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act, filed October 16, 2003).

    10.7 Commercial Note by Superior Galleries, Inc. to Stanford Financial Group Company dated October 1, 2003 (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed October 16,
                  2003).

    10.8 Promissory Note in the maximum amount of $1,000,000, dated February 10, 2003, from Tangible Asset Galleries, Inc. to Silvano DiGenova (incorporated herein by reference to Exhibit
                  10.11 of the registrant's Amendment No. 1 to Registration Statement on Form SB-2, filed December 2, 2004.

    10.9 Series D Preferred Stock Purchase and Warrant Exercise Agreement dated January 31, 2003, between Tangible Asset Galleries, Inc., Stanford Venture Capital Holdings, Inc., Silvano DiGenova and certain warrant holders (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8-K of Superior Galleries, Inc. filed March 3, 2003).

    10.10 First Amendment to Renewal and Modification Agreement dated December 15, 2004 between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by reference to Exhibit 10.18 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)

    10.11 Waiver and Extension Agreement dated December 29, 2004 between Silvano DiGenova and Superior Galleries, Inc. (incorporated herein by reference to Exhibit 10.19 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)

    10.12 Investor Relations Agreement dated December 30, 2004 between American Capital Ventures, Inc. and Superior Galleries, Inc. (incorporated herein by reference to Exhibit 10.20 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)

    10.13 Promissory note dated October 1, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer (incorporated herein by reference to Exhibit 10.21 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)

  EXHIBIT
   NUMBER                                DESCRIPTION
  -------                                -----------

    10.14 Promissory note dated October 14, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer ((incorporated herein by reference to Exhibit 10.22 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004))

    10.15 Promissory note dated October 25, 2004 by Superior Galleries, Inc. in favor of Stephen Gehringer (incorporated herein by reference to Exhibit 10.23 of the registrant's Registration Statement on Form SB-2, as amended, filed September 24, 2004)

    10.16 Amendment Dated as of March 29, 2005 to Commercial Loan and Security Agreement between Superior Galleries, Inc. and Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005)

    10.17 Commercial Note dated as of March 29, 2005 by Superior Galleries, Inc. in favor of Stanford Financial Group Company (incorporated herein by this reference to Exhibit 10.3 to the Current Report on Form 8-K of Superior Galleries, Inc. filed under the Exchange Act on April 1, 2005)

    10.18 Primary Supplier Agreement dated May 18, 2005 between Superior Galleries, Inc. and Stanford Coins and Bullion (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on May 18, 2005).

    10.19 Second Extension to Commercial Loan and Security Agreement between Superior Galleries, Inc. and Stanford Financial Group, Incorporated dated as of July 21, 2005 (executed July 31,
                  2005) (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on August 2, 2005).

    10.20 Second Amendment to Renewal and Modification Agreement, dated as of July 31, 2005, by and between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on August 2, 2005).

    10.21 Employment Agreement dated June 1, 2005 between Superior Galleries, Inc. and Larry Abbott (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on June 7, 2005).

    10.22 Indemnification Agreement dated July 7, 2005 between Superior Galleries, Inc. and Anthony Friscia (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on July 8, 2005).

    10.23 Indemnification Agreement dated December 15, 2005 between Superior Galleries, Inc. and Mitch Stoltz (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 10 Q of Superior Galleries, Inc., filed under the Exchange Act on January 24, 2006).

    10.24 Promissory Note dated November 7, 2005 between Superior Galleries, Inc. and Kevin Lipton Rare Coins (incorporated herein by this reference to Exhibit 10.2 to the Current Report on Form 10K of Superior Galleries, Inc., filed under the Exchange Act on January 24, 2006).

    10.25 Amendment to Commercial Loan and Security Agreement dated March 29, 2006 between Superior Galleries, Inc. and Stanford Financial Group, Incorporated to increase the line to $10,850,000 (incorporated herein by this reference to Exhibit
                  10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on May 4, 2006).

    10.26 Promissory Note dated February 21, 2006 between Superior Galleries, Inc. and Kevin Lipton Rare Coins (incorporated herein by this reference to Exhibit 10.1 to the Current Report on Form 10K of Superior Galleries, Inc., filed under the Exchange Act on May 15, 2006).

  EXHIBIT
   NUMBER                                DESCRIPTION
  -------                                -----------

    10.27 Coin Purchase and Debt Prepayment Agreement dated as of March 31, 2006 between Superior Galleries, Inc. and the John Wesley English Living Trust (incorporated herein by this reference to
                  Exhibit 10.1 to the Current Report on Form 8K of Superior Galleries, Inc., filed under the Exchange Act on June 27,
                  2006)

    10.28 Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated July 14, 2006, between Superior Galleries, Inc., a Delaware corporation, and DGSE Companies, Inc., a Nevada corporation (incorporated herein by this reference to Exhibit 2.1 to the Current Report on Form 8-K of Superior Galleries, Inc., filed under the Exchange Act on July 17,
                  2006).

    14.1          Superior Galleries, Inc. Code of Ethics (filed herewith).

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