Form 10-Q
period 2006-09-30
SUPERIOR GALLERIES INC
filed 2006-11-22
CIK 1091539

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006

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

                               Yes [ ]     No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

 Title of each class of Common Stock        Outstanding as of November 6, 2006
 -----------------------------------        ----------------------------------
   Common Stock, $0.001 par value                       4,808,280

                                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                          PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.................................................................................3

           Balance Sheets at September 30, 2006 (Unaudited) and June 30, 2006...................................3

           Statements of Operations (Unaudited) for the three months ended September 30, 2006 and 2005..........5

           Statements of Cash Flows (Unaudited) for the three months ended September 30, 2006 and 2005..........6

           Notes to Interim Financial Statements (Unaudited) at September 30, 2006..............................7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................................29

Item 4.    Controls and Procedures.............................................................................29

                                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...................................................................................30

Item 1A.   Risk Factors    ....................................................................................30

Item 2.    Unregistered Sales Of Equity Securities and Use of Proceeds.........................................30

Item 3.    Defaults Upon Senior Securities.....................................................................30

Item 4.    Submission of Matters to a Vote of Security Holders.................................................30

Item 5.    Other Information...................................................................................31

Item 6.    Exhibits............................................................................................31






                                       PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                          SUPERIOR GALLERIES, INC.
                                               BALANCE SHEETS
                                               (IN THOUSANDS)


                                                                            September 30,        June 30,
                                                                                2006               2006
                                                                             (Unaudited)
                                                                           --------------     --------------
ASSETS

CURRENT ASSETS
  Cash                                                                     $        1,673     $        4,770
  Accounts receivable, net of allowance for uncollectible
     accounts of $356 (Sept 2006) and $363 (June 2006)                              4,623              4,987
  Auction and customer advances                                                     1,255              1,829
  Inventories, net of reserve of $862 (Sept 2006) and $840 (June 2006)              4,833              7,592
  Prepaid expense and other                                                           164                232
                                                                           --------------     --------------
Total current assets                                                               12,548             19,410
                                                                           --------------     --------------

LONG-TERM ASSETS
  Property and equipment, net                                                         394                384
                                                                           --------------     --------------
Total long-term assets                                                                394                384
                                                                           --------------     --------------
  TOTAL ASSETS                                                             $       12,942     $       19,794
                                                                           ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit - related party                                           $       10,850     $       10,850
  Accounts payable and accrued expenses                                             3,297              8,619
  Notes payable to a related party                                                    200                200
  Notes payable                                                                        --                650
                                                                           --------------     --------------
     Total current liabilities                                                     14,347             20,319
                                                                           --------------     --------------

LONG-TERM LIABILITIES

  Notes payable to a related party, net of current portion                            300                300
                                                                           --------------     --------------
     Total long-term liabilities                                                      300                300
                                                                           --------------     --------------
         TOTAL LIABILITIES                                                         14,647             20,619
                                                                           ==============     ==============

COMMITMENTS AND CONTINGENCIES


                      See accompanying notes to unaudited interim financial statements





                                            SUPERIOR GALLERIES, INC.
                                           BALANCE SHEETS (CONTINUED)
                                                 (IN THOUSANDS)


                                                                            September 30,          June 30,
                                                                                2006                 2006
                                                                             (Unaudited)
                                                                           ---------------      ---------------
STOCKHOLDERS' DEFICIT
  Preferred stock, 1,975 shares undesignated,
     none outstanding                                                                   --                   --
  Series B convertible preferred stock, $1.00 par value,
     3,400 shares designated, 3,400 shares issued
     and outstanding with a liquidation preference of $3,400                         2,967                2,967
  Series D convertible preferred stock, $1.00 par value, 2,000 shares designated, 2,000 shares issued and
     outstanding with a liquidation preference of $2,000                             1,931                1,931
   Series E convertible preferred stock, $1.00 par value, 2,500 shares designated, 2,500 shares issued and
     outstanding with a liquidation preference of $2,500                             2,488                2,488
  Common stock, $0.001 par value, 20,000 shares authorized; 4,808 and
     4,808 shares issued and outstanding as of September 30, 2006 and
     June 30, 2006, respectively                                                         5                    5
  Additional paid in capital                                                         8,846                8,788
  Accumulated deficit                                                              (17,942)             (17,004)
                                                                           ---------------      ---------------
     Total stockholders' deficit                                                    (1,705)                (825)
                                                                           ---------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $        12,942      $        19,794
                                                                           ===============      ===============


                        See accompanying notes to unaudited interim financial statements





                                SUPERIOR GALLERIES, INC.
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)
                         (In thousands, except per share data)


                                                          Three Months Ended
                                                 --------------------------------------
                                                   September 30,        September 30,
                                                       2006                  2005
                                                 ----------------      ----------------

Net sales                                        $          7,474      $         10,948
Commission income                                           1,086                   705
                                                 ----------------      ----------------
TOTAL REVENUE                                               8,560                11,653

COST OF REVENUE                                             7,054                 9,342
                                                 ----------------      ----------------

GROSS PROFIT                                                1,506                 2,311

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                2,261                 2,301
                                                 ----------------      ----------------
Income (loss) from operations                                (755)                   10
                                                 ----------------      ----------------

OTHER INCOME (EXPENSE)
   Interest income                                             92                   113
   Interest expense                                          (276)                 (227)
                                                 ----------------      ----------------
     Total other income (expense)                            (184)                 (114)
                                                 ----------------      ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                       (939)                 (104)

PROVISIONS FOR INCOME TAXES                                    --                     1
                                                 ----------------      ----------------

NET LOSS                                         $           (939)     $           (105)
                                                 ================      ================
NET LOSS PER COMMON SHARE:
    from net loss, basic                         $          (0.20)     $          (0.02)
                                                 ================      ================
    from net loss, fully diluted                 $          (0.20)     $          (0.02)
                                                 ================      ================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
   Basic                                                    4,808                 4,820
                                                 ================      ================
   Fully diluted                                            4,808                 4,820
                                                 ================      ================


            See accompanying notes to unaudited interim financial statements





                                          SUPERIOR GALLERIES, INC.
                                          STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                               (In thousands)


                                                                                 Three Months Ended
                                                                        ------------------------------------
                                                                          September 30,       September 30,
                                                                              2006                2005
                                                                        ---------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $          (939)     $          (105)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   47                   28
     Fair value of common stock options granted                                      49                  102
     Fair value of common stock issued for services                                  10                   --
     Provision for doubtful accounts receivable                                      (7)                  33
     Provision for inventory reserve                                                 22                   --
Increase (decrease) in cash from changes in assets and liabilities:
     Accounts receivable                                                            371               (1,970)
     Auction and customer advances                                                  574                1,775
     Inventories, net of adjustment of $262 (Sept. 2006) and $17
        (Sept. 2005)                                                              2,737                 (513)
     Prepaid expenses and other                                                      68                  (25)
     Accounts payable and accrued expenses                                       (5,322)               2,328
                                                                        ---------------      ---------------

Net cash provided by (used in) operating activities                              (2,390)               1,652
                                                                        ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                              (57)                  (5)
                                                                        ---------------      ---------------

Net cash used in investing activities                                               (57)                  (5)
                                                                        ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under related party line of credit                                     --                3,000
   Repayments under related party line of credit                                     --               (4,250)
   Repayments under related party debt                                               --                  (50)
   Repayments under notes payable                                                  (650)                  --
   Payments under Series A preferred stock redemption                                --                  (69)
                                                                        ---------------      ---------------

Net cash used in financing activities                                              (650)              (1,369)
                                                                        ---------------      ---------------

Net increase (decrease) in cash and equivalents                                  (3,097)                 278

Cash and cash equivalents, beginning of period                                    4,770                  417
                                                                        ---------------      ---------------

Cash and cash equivalents, end of period                                $         1,673      $           695
                                                                        ===============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                                           $           276      $           227
                                                                        ===============      ===============
     Income taxes                                                       $             0      $             1
                                                                        ===============      ===============


                      See accompanying notes to unaudited interim financial statements

                                                   Page 6

                            SUPERIOR GALLERIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         UNAUDITED INTERIM FINANCIAL INFORMATION. The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The balance sheet as of June 30, 2006 has been derived from the audited financial statements of Superior Galleries, Inc. ("Superior" or the "Company") at that date.

         In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements for the year ended June 30, 2006 contained in Superior's financial statements included in its Annual Report on Form 10-K filed on September 28, 2006.

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

         ACCOUNTS RECEIVABLE

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

         INVENTORIES

         Inventories consisting of rare coins, bullion and second-hand jewelry are stated (on a specific identification basis) at the lower of cost or fair market value. As of September 30, 2006, the Company's inventory had a fair market reserve of $862,000, set primarily against ungraded coins and coins held over one year.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and are depreciated or amortized (as applicable) using the straight-line method over the estimated useful lives of the related assets, ranging from two to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT (CONTINUED)

         The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected un-discounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At September 30, 2006 and June 30, 2006, management of the Company has not identified any impaired assets.

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

         The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company's historical experience related to credit losses. As of September 30, 2006 and June 30, 2006, management has established an accounts receivable reserve of $356,000 and $363,000, respectively.

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

         The Company's auction businesses generate revenue in the form of commissions charged to buyers and sellers of auction lots. Auction commissions include buyers' commissions, sellers' commissions, and buyback commissions, each of which is calculated based on a percentage of the hammer price.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

         Effective with the Company's fiscal year that began on July 1, 2005, the Company adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENTS." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after March 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after March 15, 2005.

         Currently the Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees for its adoption of SFAS No. 123(R). The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions for 2007, 2006 and 2005. No options have been granted during the first three months of fiscal 2007.

                                             2007               2006                2005
                                       ---------------   -----------------   -----------------
            Risk free interest rate            -             3.8 - 5.1%          2.6 - 3.7%
            Dividends                          -                 -                   -
            Volatility factor                  -                246%             250 - 275%
            Expected life                      -            1 - 4 years         1 - 4 years

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

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

2.       DESCRIPTION OF BUSINESS

         Superior is primarily a wholesaler, retailer and auctioneer of rare coins, bullion and second-hand jewelry. The Company is based in Beverly Hills, California.

3.       INVENTORIES

         Inventory totaling $122,000 and $1,327,000 of owned coins was on consignment with third parties at September 30, 2006 and June 30, 2006, respectively. The balance of inventory was located in the Company's vault, at trade shows or at grading services. As of September 30, 2006, management reserved $862,000 against the gross inventory cost to reflect its analysis of the fair market of each inventory item as determined by third party industry sources such as the Certified Coin Exchange, offers received from customers on specific coins or publicly documented auction results for similar coins.

         The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in a few of these agreements. The following table provides information regarding the Company's lower of cost or market reserve for inventory as of the dates indicated:

                                                               SEPTEMBER 30, 2006        JUNE 30, 2006
                                                               ------------------      -----------------
                                                                             (IN THOUSANDS)
          INVENTORY                                            $           5,695       $          8,431
            Less Lower of Cost or Market Reserve                            (862)                  (840)
                                                               ------------------      -----------------
          NET INVENTORY                                        $           4,833       $          7,591
                                                               ==================      =================

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

4.       AUCTION AND CUSTOMER ADVANCES

         Superior has established two short-term lending programs consisting of
         (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and, (ii) advancing customers cash based on the customer's assigning specific rare coins in their inventory to Superior as collateral. Superior can advance a customer up to 70% of consigned, or assigned, rare coin(s)' wholesale value. For auction advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Auction and customer advances bear interest at rates between prime plus 6% and 14% based primarily on the customer's creditworthiness and the loan size. The average term of the loan is approximately three months and no individual loan will exceed one year. Customers may require minimum prices for their consigned coins, and if the coin has not sold by the loan maturity date, the customer must refinance the loan, repay the loan, or permit Superior to liquidate the coin. Superior will retain control of the assigned inventory until the customer repays the advance. Auction and customer advances consist of the following:

                                              SEPTEMBER 30, 2006        JUNE 30, 2006
                                              ------------------        ---------------
                                                             (in thousands)
         Auction advances                       $         1,058         $        1,386
         Customer inventory advances                        197                    443
                                                ----------------        ---------------
                                                $         1,255         $        1,829
                                                ================        ===============

5.       LINE OF CREDIT - RELATED PARTY

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC") with Stanford Financial Group Company ("SFG"), an affiliate of our principal stockholder, Stanford International Bank Limited ("SIBL" or "Stanford"), to provide us with a $7,500,000 line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. A portion of this indebtedness was assigned to SIBL, and on March 31, 2005, pursuant to SIBL's purchase of $2,500,000 of our Series E Preferred Stock, SIBL assumed, converted and cancelled $2,500,000 of this indebtedness under the Commercial LOC. The remaining indebtedness was subsequently assigned to SIBL, and further amended the Commercial LOC increasing the line of credit to $10,000,000. Effective July 21, 2005 the Commercial LOC was renewed through October 1, 2006. On May 2, 2006, SIBL further amended the Commercial LOC increasing the line of credit to $10,850,000 to reflect an additional advance made March 30, 2006, to partially fund the repayment of a private line of credit. On September 5, 2006, the Commercial LOC was renewed through October 1, 2007. We are currently in compliance with all of the financial covenants contained in our Commercial LOC agreements or have waivers in place through September 30, 2006 that cover variances and the over-advances on collateral. The Commercial LOC bears interest at the prime-lending rate (8.25% at September 30, 2006) and is secured by substantially all of Superior's assets. As of September 30, 2006, the outstanding balance was $10,850,000 and there was no accrued interest payable.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


5.       LINE OF CREDIT - RELATED PARTY (CONTINUED)

         On November 21, 2006, the Company entered into an agreement with SIBL pursuant to which the outstanding balance on the Commercial LOC will be reduced by up to $2,408,481.81 through the transfer of rare coins to SIBL . See Note 12, "Subsequent Events," below.

6.       NOTE PAYABLE TO A RELATED PARTY

         On April 10, 2002 we executed a subordinated note payable for $1,000,000 to our CEO, Silvano DiGenova, bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. Effective January 1, 2006 the interest rate was changed to 12%. During the three month period ended September 30, 2006 there were no principal repayments. At September 30, 2006, the balance due was $500,000 and there was no accrued interest payable. On October 4, 2006 there was a principal payment of $100,000.

7.       NOTES PAYABLE

         During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest was payable monthly. As of January 1, 2006 the interest rate was increased to 12% per annum. On August 3, 2006, the Company paid in full the three demand notes totaling $650,000. As of September 30, 2006, the outstanding balance was zero and there was no accrued interest payable.

8.       EQUITY

         STOCK OPTIONS

         The Company's 2003 Omnibus Stock Option Plan ("2003 Plan") is shareholder approved and permits the granting of up to 1,200,000 options to purchase the Company's common stock to its employees, directors and outside consultants. Stock option awards are granted with an exercise price that is equal to or greater than the market price of the Company's common stock on the date of the grant. The options vest generally over a range of one to five years and expire five years after the final vesting date. As of September 30, 2006, 55,000 stock options had been exercised. Stock options under the 2003 Plan provide for accelerated vesting if there is a change in control (as defined by the 2003 Plan).

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

8.       EQUITY (CONTINUED)

         STOCK OPTIONS (CONTINUED)

         During the three-month period ended September 30, 2006, the Company did not grant to employees and directors any stock options to purchase common shares. During this period, 6,250 options vested and none were forfeited or expired.

         The following tables summarize information about stock options for the periods shown:

                                                          THREE MONTH PERIOD              THREE MONTH PERIOD
                                                                 ENDED                           ENDED
                       ALL OPTIONS                        SEPTEMBER 30, 2006              SEPTEMBER 30, 2005
          -------------------------------------     ----------------------------    -----------------------------
                                                                     WEIGHTED                          WEIGHTED
                                                                     AVERAGE                           AVERAGE
                                                                     EXERCISE                          EXERCISE
                                                                      PRICE                             PRICE
                                                                    ----------                        ----------
          Outstanding at beginning of period             568,600    $     2.49           636,000      $     2.41
          Options granted                                     --            --            50,000            2.80
          Options forfeited                                   --            --           (76,667)           1.90
          Options expired                                     --            --                --              --
          Options exercised                                   --            --                --              --
          Outstanding at end of period                   568,600    $     2.49           609,333      $     2.51
                                                      ===========   ==========        ===========     ===========
          Exercisable at end of period                   332,850    $     2.41           205,333      $     2.65
                                                      ===========   ==========        ===========     ===========


                                                          THREE MONTH PERIOD              THREE MONTH PERIOD
                                                                 ENDED                           ENDED
                   NON-VESTED OPTIONS                     SEPTEMBER 30, 2006              SEPTEMBER 30, 2005
          -------------------------------------     ----------------------------    -----------------------------
                                                                     WEIGHTED                          WEIGHTED
                                                                     AVERAGE                           AVERAGE
                                                                     EXERCISE                          EXERCISE
                                                                      PRICE                             PRICE
                                                                    ----------                        ----------

          Non-vested at beginning of period              242,000    $     2.55           464,000      $     2.28
          Options granted                                     --            --            50,000            2.80
          Options forfeited                                   --            --           (76,667)           1.90
          Options expired                                     --            --                --              --
          Options vested                                  (6,250)          .30           (33,333)           2.00
                                                      ===========   ==========        ===========     ===========
          Non-vested at end of period                    235,750    $     2.61           404,000      $     2.44
                                                      ===========   ==========        ===========     ===========

         The weighted average remaining contractual lives of the options outstanding and options exercisable at September 30, 2006, were 5.9 years and 5.1 years respectively.

         The Company recorded $49,000 of compensation expense for employee stock options during the three-month period ending September 30, 2006. At September 30, 2006 there was a total of $616,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2003 Plan. The cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of 6,250 shares vested during the three-month period ended September 30, 2006 was approximately $1,875.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

9.       CONTINGENCIES

         GUARANTEED LIQUIDITY AND BUY BACK

         The Company provides a two-way market, or Guaranteed Buy/Sell Spread (the "Guarantee") to its retail rare coin customers. Retail rare coin sales amounted to $1,622,000 and $4,414,000 for the three months ended September 30, 2006 and 2005, respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market "bid" price (below the current wholesale price in most cases). The Company determines the "bid" price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The "bid" price may be substantially below what the customer originally paid for the coin.

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

         LEGAL PROCEEDINGS

         Superior Galleries, Inc. is being sued by Elaine and Dean Sanders in connection with a loan made to them against 32 coins placed on consignment on June 26, 2004. Fourteen of the coins were sold, and the proceeds from this sale of approximately $186,750 were insufficient to repay the remaining loan balance of $359,471 that the Company made to the Sanders. The plaintiffs subsequently paid an additional $155,000 in December 2005 with respect to the loan, but now allege that the Company violated its agreement with them relating to the sale of the coins. The Company strongly denies that it violated the agreement or that it acted improperly in any way. The complaint was filed on June 6, 2006 in the U.S. District Court for Central California and seeks undefined dollar amounts, accrued interest and reimbursement of plaintiffs' legal costs.

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

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

9.       CONTINGENCIES (CONTINUED)

         LEGAL PROCEEDINGS (CONTINUED)

         On September 26, 2006 the Company was sued in the California Superior Court by a former customer, Michael Iatesta, for breach of contract and intentional and negligent misrepresentation. The suit relates to the Company's sale of the plaintiff's coins at an auction in September 2005. The plaintiff claims that the Company made errors in connection with the marketing and sale of his coins, and that as a result his coins were sold for approximately $123,000 instead of their alleged full value of from $225,000 to $250,000. The Company sold the plaintiff's coins at or above any minimum prices set by the plaintiff. The Company believes that the plaintiff's allegations are without merit and intends to vigorously defend this suit.

         On November 7, 2006 the Company was sued in the United States District Court for the Northern District of Texas by a competitor, Heritage Numismatic Auctions, Inc. ("Heritage"). In its complaint, Heritage alleges that the Company violated Heritage's copyright rights by copying Heritage's catalog descriptions of certain coins and currency offered for sale by Heritage. Heritage claims that these alleged actions also violate the California Unfair Competition Act. Heritage seeks an injunction ordering Superior to cease the alleged acts of infringement and to destroy the infringing items and damages in unspecified amounts. The Company denies that it has infringed any of Heritage's legal rights and intends to vigorously defend this suit.

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

10.      MERGER EXPENSES

         On July 12, 2006, the Company entered into a Merger Agreement with DGSE Companies, Inc. ("DGSE"). If the merger contemplated by this agreement is consummated (the "Merger"), DGSE Merger Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of DGSE, will merge with and into Superior Galleries, Inc. Superior Galleries, Inc. would survive the Merger as a wholly-owned subsidiary of DGSE, and therefore would cease to be an independent publicly traded company at that time. The closing of the Merger is subject to certain conditions, however, and if these conditions are not satisfied the Merger may not be consummated. The Company has incurred costs of approximately $289,000 in connection with the Merger during the due diligence and closing process through September 30, 2006.

                            SUPERIOR GALLERIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

11.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         SFAS No. 157
         ------------
         In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its results of operations and financial condition.

         SFAS No. 158
         ------------
         In September 2006, the FASB issued SFAS No. 158, "Employer's accounting for Defined Benefit Pension and Other Post Retirement Plans". SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan's over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial condition.

         SAB No. 108
         -----------
         In September 2006, the United States Securities and Exchange Commission
         (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company's balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its results of operations and financial condition.

12.      SUBSEQUENT EVENTS

         On November 21, 2006 the Company entered into an agreement with SIBL pursuant to which the balance outstanding under the Commercial LOC will be reduced by up to $2,408,481.81 through the transfer of rare coins to SIBL. Stanford International Bank, Ltd. is the Company's primary shareholder. The parties have agreed that the coins were valued in this bulk transaction at their aggregate fair market value. The precise amount of coins transferred will depend on whether certain coins presently in possession of third parties will be purchased by those parties instead of transferred to SIBL.

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

COMPANY OVERVIEW

         Our principal line of business is the sale of rare coins, bullion and second-hand jewelry on a wholesale, retail and auction basis. Our wholesale and retail operations are conducted in virtually every state in the United States and in several foreign countries. We also provide auction services for customers seeking to sell their own rare coins. We market our services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay and through our own website at SGBH.com. Our headquarters are in Beverly Hills, California.

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

         Over the past five years, except for the year ended June 30, 2004, we incurred substantial losses that severely diminished our capital base and our liquidity. As a result, we have negative shareholders' equity and working capital. In addition, most of our debt is short-term and bears a variable interest rate. Any significant unfavorable change in the economic environment or in our industry could quickly result in declining revenue and operating losses. Our challenge is to both raise additional permanent equity capital and restructure our debt to include a larger long-term portion, which may be accomplished through the intended Merger with DGSE Companies, Inc. described below. Although we cannot assure you that we will be able to accomplish these objectives either with or without the Merger, it is our hope that if we are able to restructure our debt and raise additional equity, we will mitigate some of the impact of a future negative economic environment and conversely will benefit more sharply from a positive environment.

UNCERTAINTIES RESULTING FROM PLANNED MERGER WITH DGSE

         On July 12, 2006, we entered into the Merger Agreement with DGSE Companies, Inc. (DGSE). If the Merger is consummated, DGSE Merger Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of DGSE, will merge with and into Superior Galleries, Inc. Superior Galleries, Inc. would survive the Merger as a wholly-owned subsidiary of DGSE, and therefore would cease to be an independent publicly traded company at that time. The closing of the Merger is subject to certain conditions, however, and if these conditions are not satisfied the Merger may not be consummated. Although the closing dates targeted in the Merger Agreement have not been met and as a result either party may be able to terminate the Merger Agreement without liability, the parties continue to seek to complete the tasks remaining for closing the transaction in a timely manner.

         We have incurred costs of approximately $289,000 in connection with the Merger during the due diligence and closing process through September 30, 2006. We expect to incur additional costs related to the Merger during fiscal 2007, including substantial legal and accounting costs. We expect these costs to be reflected in our operating results for the next quarter ending December 31, 2006, but we are presently unable to quantify these costs. In addition, we have entered into an agreement with DGSE under which we will pay one-half of the total costs and expenses incurred in connection with the Merger by both us and DGSE, if the Merger is not consummated. These expenses would include, among others, legal fees, accounting fees and investment banking fees. Under this arrangement, if the Merger is not consummated our share of the total expenses may be substantially more than the amount of expenses we have incurred ourselves.

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

         ACCOUNTS RECEIVABLE. We are required to estimate the collectibility of our accounts receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including judgments about the current creditworthiness and financial condition of each client and related aging of past due balances. We evaluate specific accounts receivable balances when we become aware of a situation where a client may not be able to meets its financial obligations to us. The amount of the required allowance is based on the facts available to us and is reevaluated and adjusted as additional information is available, including our right to offset debts with accounts payable balances and the proceeds from consigned inventory sales. Allowances are also established for probable loss inherent in the remainder of the accounts receivable based on a factor of 0.1% of annualized total gross sales. As a result of the expansion of our rare coin auction business, we may attract new customers that may adversely affect our estimates of accounts receivable collectibility, and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

         AUCTION AND CUSTOMER ADVANCES. We are required to estimate the collectibility of our auction and dealer customer advances. All of our advances are secured by rare coins. Although we make our decision to advance funds based on customers' creditworthiness, business history, and collateral valuation, the collectibility of advances is primarily based on our estimate of sale prices for customers' rare coin collateral on a wholesale liquidation basis. We evaluate specific advance balances when we become aware of situations where a client may not be able to meet its financial obligations to us or the value of collateral securing the advance is impaired. Due to the availability of a line of credit from Stanford Financial Group Company, which is an affiliate of our principal shareholder, Stanford International Bank Limited, in fiscal 2005 we significantly expanded our auction and customer advance activities, and in fiscal 2006 we collected over $3 million of these advances. During fiscal 2007, advances for auction consignments and dealer purchases have been made from operating cash flows. We have not had any significant history of losses on this type of asset. It is difficult to assess future performance of the rare coin market. A rapid adverse change in the rare coin market could diminish the value of the collateral and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and additional allowances resulting in a reduction of our operating results.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

         The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

                                                   THREE MONTHS ENDED (IN THOUSANDS)
                                            -----------------------------------------------
                                             SEPTEMBER               SEPTEMBER                              %
                                              30, 2006       %        30, 2005        %        CHANGE     CHANGE
                                            -----------  ---------  -----------  ----------  ----------  ---------
  Net sales                                 $    7,474        87%   $   10,948         94%   $  (3,474)      -32%
  Commission income                              1,086        13%          705          6%         381        54%
                                            -----------  ---------  -----------  ----------  ----------  ---------
  Total revenue                                  8,560       100%       11,653        100%      (3,092)      -27%
  Cost of revenue                                7,054        82%        9,342         80%      (2,288)      -24%
                                            -----------  ---------  -----------  ----------  ----------  ---------
  Gross profit                                   1,506        18%        2,311         20%        (805)      -35%
  Selling, general and administrative
     expenses                                    2,261        26%        2,301         20%         (40)       -2%
                                            -----------  ---------  -----------  ----------  ----------  ---------
  Income (loss) from operations                   (755)       -9%           10          0%        (765)     7650%
  Other income (expense)                          (184)       -2%         (114)        -1%         (70)       61%
                                            -----------  ---------  -----------  ----------  ----------  ---------
  Loss before provision for taxes                 (939)      -11%         (104)        -1%        (835)      803
  Income tax provision                              --         0%            1          0%          (1)     -120%
                                            -----------  ---------  -----------  ----------  ----------  ---------
  Net income (loss)                         $     (939)      -11%   $     (105)        -1%   $    (834)      794%
                                            ===========  =========  ===========  ==========  ==========  =========

         Our net loss for the three months ended September 30, 2006 was $939,000 or $0.20 per share on both a basic and diluted basis as compared to a net loss of $105,000 or $0.02 per share on both a basic and diluted basis for the three months ended September 30, 2005. The decline in our operating results was primarily due to lower sales revenues available to cover infrastructure costs incurred to support current and anticipated future growth, inventory adjustments, higher net interest expenses, and costs incurred in connection with the proposed Merger with DGSE.

REVENUES

         The table below sets forth our primary sources of revenue for the periods indicated:

                                           THREE MONTHS ENDED (IN THOUSANDS)
                                     -----------------------------------------------
                                      SEPTEMBER               SEPTEMBER                                %
                                       30, 2006       %        30, 2005        %        CHANGE       CHANGE
                                     -----------  ---------  ------------  ---------  -----------  -----------
Net Sales
   Rare Coin - Wholesale             $    5,852       68%    $     6,534       56%    $     (682)       -10%
   Rare Coin - Retail                     1,622       19%          4,414       38%        (2,792)       -63%
                                     -----------  ---------  ------------  ---------  -----------  -----------
Total Net Sales                           7,474       87%         10,948       94%        (3,474)       -32%
Commission Income                         1,086       13%            705        6%           381         54%
                                     -----------  ---------  ------------  ---------  -----------  -----------
Total Revenue                        $    8,560      100%    $    11,653      100%    $   (3,093)       -27%
                                     ===========  =========  ============  =========  ===========  ===========

         Total revenue for the three months ended September 30, 2006 decreased $3,093,000 or 27% to $8,560,000 from $11,653,000 for the three months ended
September 30, 2005. This decrease in revenues is primarily due to the decrease in sales of rare coins to both wholesale and retail customers. Wholesale rare coin sales for the three months ended September 30, 2006 decreased $682,000 or 10% over the comparable period in 2005. Retail rare coin sales for the three months ended September 30, 2006 decreased $2,792,000 or 63% over the comparable period in 2005. On a combined basis, sales of rare coins decreased $3,474,000 or 32% over the comparable period in 2005. This decrease was primarily due to a refocusing of the Company's marketing efforts away from the direct wholesale and retail customers and toward the auction market for consigned collector coins held in private portfolios. This change was made to mitigate a perceived weakened market demand for quantity purchases which was caused by a recent decrease in the price of gold, rising interest rates and new record highs set in the stock market. It also was necessitated by our lower levels of owned inventory available for sale, which resulted from the lack of availability of operating cash flow to purchase that inventory. Commission income for the three months ended September 30, 2006 was $1,086,000, an increase of $381,000 or 54% over the comparable period in 2005. This increase was primarily due to our efforts to attract higher quality consignments with higher average commission rates. Auction sales (hammer prices realized) were $10,111,000 for the three months ended September 30, 2006 as compared to $7,841,000 for the three months ended September 30, 2005, reflecting an increase of 29% in volume and a 31% decrease in the buy back/return rate for the auctions completed during the three months ended September 30, 2006.

         Our revenue and profitability during the year is subject to seasonality. Our first, third and fourth fiscal quarters have traditionally been our strongest because two well-attended Elite live auctions are normally scheduled during each of these quarters and during these quarters there are more frequent and better-attended trade shows. Our second fiscal quarter has traditionally been our weakest because we conduct only one auction event and there are fewer, less popular trade shows.

         We believe that for our revenue to grow in the future we must expand and diversify our distribution channels. In our efforts to expand our retail channel, we are continuing to upgrade the functionality of our website, but we have yet to determine the costs associated with these potential upgrades. We have a strategic relationship with e-Bay.com. Under this relationship, we have agreed that when we conduct internet-only auctions through e-Bay.com, we will not simultaneously offer the auctioned items through any other internet-based auction. We pay e-Bay.com a commission of 5% on sales it makes, and when we auction coins in this manner we increase the charge to our customer by 5%, to offset the commission paid to e-Bay.com. This arrangement will complement the seven major Elite live auctions that we currently hold during a year. Subsequent to the completion of the proposed Merger with DGSE, we plan to expand our internet website (www.SGBH.com) significantly and to integrate the website with DGSE's websites: www.DGSE.com, www.USBullionExchange.com, www.FairchildWatches.com (Fairchild International), and www.CGDEInc.com (Charleston Gold & Diamond Exchange).

         We would not hold an internet-only auction during the week that we held a live auction as our live auctions are simultaneously broadcast over the internet. We plan to hold seven "Elite" live auction events in the fiscal year ending June 30, 2007.

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

COST OF REVENUE

         Cost of revenue is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of revenue associated with it. Cost of revenue for the three months ended September 30, 2006 decreased $2,288,000 or 24% to $7,054,000 or 82% of total revenue, from $9,342,000 or 80% of total revenue for the three months ended September 30, 2005. The cost of goods sold remained stable at approximately 80% of total revenue for both years. Excluding the effect of the mark to market inventory reserve of $862,000, the $245,000 inventory adjustment required to reflect the physical count and the $17,000 of deferred income that was recorded as inventory adjustments in cost of goods sold for the three months ended September 30, 2006, the cost of revenues for the three months ended September 30, 2006 would have been 69%. Management's mark to market reserve was focused on the fair market valuation of the coins and the other items in our inventory, on an item-by-item basis, and a reserve was recorded if the fair market value was determined to be less than our cost.

         The decrease in aggregate dollar cost of revenue in the current period over the comparable period in 2005 was primarily due to the decrease in wholesale and retail rare coin sales as discussed in "Total Revenue" above.

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

GROSS PROFIT

         Gross profit for the three months ended September 30, 2006 decreased $805,000 to $1,506,000 or 18% of total revenue from $2,311,000 or 20% of total revenue for the three months ended September 30, 2005. Our gross profit margin remained at approximately 20% of total revenue for both years. Excluding the effects of the mark to market inventory reserve and the inventory adjustments in cost of goods sold, the gross profit margin for the three months ended September 30, 2006 would have been 31%. The decrease in the dollar amount of the gross profit in the current period over the comparable period in 2005 was primarily due to the decrease in rare coin sales as discussed in "Total Revenue" above. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in "Cost of Revenue" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SGA") expenses for the three months ended September 30, 2006 decreased $40,000 or 2% to $2,261,000 from $2,301,000 for the three months ended September 30, 2005. These expenses represent 26% of total revenue for the three months ended September 30, 2006 as compared to 20% of total revenue for the three months ended September 30, 2005. The higher percentage that SGA expenses for the three months ended September 30, 2006 is a function of there being 27% less total revenue for that fiscal period.

         The decrease in the dollar amount of expenses was primarily due to approximately $188,000 of reductions in operating expenses that were partially offset by additional spending of approximately $148,000 for legal and audit fees of $105,000 related to the proposed Merger with DGSE; office rent increases of $14,000 and insurance premiums of $29,000 to cover higher levels of consigned coins in our possession.

         Net cost reductions of $188,000 were realized this quarter due to the following factors: (i) $121,000 decrease in expenditures for marketing operations and auction operations expenses associated with the logistics of attending trade shows, advertising and having coins graded by professional associations; (ii) reduced employee compensation costs of $16,000 which resulted from decreased headcount and decreased commissions paid to salespersons on our lower level of sales; (iii) $14,000 decrease in freight and postage due to a change in vendors; (iv) $35,000 saved by the cancellation of a public relations service contract and (v) a net decrease of $2,000 resulting from lesser changes in all other selling, general and administrative expense categories.

OTHER INCOME AND EXPENSES

         Other expenses for the three months ended September 30, 2006 increased $70,000 or 61% to $184,000 from $114,000 for the three months ended September 30, 2005. This increase was due to two causes: $21,000 less interest was earned on auction advances and dealer loans because outstanding loan balances were reduced to $1,255,000 for the three months ended September 30, 2006 from $1,829,000 for the three months ended September 30, 2005. Higher interest expense of $49,000 was paid for the increased use of our lines of credit to finance our own inventory and for increases in the rate of interest charged on our line of credit with Stanford Financial for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

PROVISION FOR INCOME TAXES

         Although we reported a net loss for the three months ended September 30, 2006, we incurred income taxes for state franchise and other minimum taxes totaling $200. Similarly, although we reported a net loss the three months ended September 30, 2005, we incurred income taxes for state franchise and other minimum taxes totaling $1,000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006, we had negative working capital of $1,799,000 and a current ratio of 0.87:1.00. We recorded net losses of $939,000. Given our September 30, 2006 cash balance of $1,673,000 and our projected operating cash requirements, we anticipate that our existing capital resources will probably be adequate to satisfy our cash flow requirements through June 30, 2007. However, we may require additional funding which will be affected by the anticipated Merger with DGSE. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast or expenses become higher than forecast, then we may require additional financing through debt and/or equity, and we may not have adequate resources to fund operations. We expect future fixed obligations through June 30, 2007 to be paid solely by cash generated from operating activities. However, if we are unable to do so, we intend to satisfy fixed obligations from: (i) additional debt/equity financings; (ii) extending vendor payments; and (iii) liquidation of inventory. No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. If we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

OPERATING ACTIVITIES

         Cash increased $978,000 during the three months ended September 30, 2006 to $1,673,000 from $695,000 at September 30, 2005.

         Net cash used in by our operating activities totaled $2,390,000. Cash used in our operating activities totaled $6,268,000 resulting primarily from our net loss of $939,000, decreases in our accounts payable of $5,322,000 and decreases in our provision for doubtful accounts receivable of $7,000. Cash provided by operations totaled $3,878,000 resulting from decreases in accounts receivable of $371,000, decreases in auction advances of $574,000, decreases in inventories of $2,737,000, increases in inventory reserves of $22,000, decreases in prepaid expense of $68,000, non-cash depreciation expense of $47,000, non-cash fair value of common stock grants of $10,000 and stock option awards of $49,000.

         To generate cash to be used for operations, in the three months ended September 30, 2006, we made fewer advances against consigned coins and extended our payment terms to vendors. Cost cutting measures were implemented for all expenses related to trade shows, the marketing of the inventory and delivery of goods. We will continue to strive to gain operating efficiencies by turning our inventory more quickly and monitoring the amount of inventory that we carry, although there is no assurance we will achieve these efficiencies.

INVESTING ACTIVITIES

         Cash used in investing activities for the three months ended September 30, 2006 was $57,000 consisting of purchases of property and equipment.

FINANCING ACTIVITIES

         Until the quarter ending March 31, 2004, we had incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Losses in fiscal 2007 and 2006 have been financed primarily through the restructuring of debt and conversion of revolving debt to equity by SFG. Net cash used by financing activities totaled $650,000 for the three months ended September 30, 2006, resulting from the transactions described below.

     FINANCING ACTIVITIES - DEBT

         On April 10, 2002 we executed a subordinated note payable to our CEO, Silvano DiGenova, bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 10, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. We were in arrears of $150,000 of principal payments that were due on December 31, 2004, March 31, 2005 and June 30, 2005 of $50,000 each. However, the CEO agreed to delay these principal repayments to September 30, 2005 when $50,000 was paid. During the year ended June 30, 2006, the note was reduced by $250,000 and the interest rate was increased to 12%. During the three month period ended September 30, 2006, there were no note repayments. At September 30, 2006, the balance due was $500,000 and there was no accrued interest payable. A principal payment of $100,000 was made on October 4, 2006. As a part of the intended Merger with DGSE, but conditioned on the closing of the Merger, we will restructure our outstanding indebtedness to Mr. DiGenova. Under the terms of the revised promissory note, the maturity date of the note will be extended to September 30, 2007 and the interest rate shall be set to the prime rate plus one percent. Assuming the Merger closes before December 31, 2006, the note will be payable in four equal quarterly installments of principal commencing December 31, 2006.

         On October 13, 2003, we executed a Commercial Loan and Security Agreement ("Commercial LOC") with SFG, an affiliate of our principal stockholder, SIBL, to provide us with a $7,500,000 line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. A portion of this indebtedness was assigned to SIBL, and on March 31, 2005, as described below, pursuant to SIBL's purchase of $2,500,000 of our Series E Preferred Stock, SIBL assumed, converted and cancelled $2,500,000 of this indebtedness under the Commercial LOC. In addition, SFG further amended the Commercial LOC increasing the line of credit to $10,000,000, and subsequently assigned the indebtedness to SIBL. Effective July 21, 2005, the Commercial LOC was renewed through October 1, 2006. On May 2, 2006, the Commercial LOC was further amended to increase the line of credit to $10,850,000 to reflect an additional advance made March 30, 2006, to partially fund the repayment of the Private Line of Credit. On September 5, 2006, the Commercial LOC was renewed through October 1, 2007. The Commercial LOC bears interest at the prime-lending rate (8.25% at September 30, 2006) and is secured by substantially all of our assets. As of September 30, 2006, the outstanding balance was $10,850,000 and there was no accrued interest payable.

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

         As a condition to the closing of the expected Merger, at least $5,500,000 of debt outstanding under our Commercial Line of Credit must be converted into our common stock at a conversion ratio of $2.00. In addition, if our stockholders equity, after giving pro forma effect to the conversion of our outstanding preferred shares into common stock prior to the consummation of the Merger, is less than $5,751,000, then additional debt, in the amount of such deficit, must be converted into common stock. Further, at the closing of the Merger a Stanford affiliate will provide a new secured credit facility of $11,500,000 million to Superior, which credit facility will be available to both Superior and our post-Merger corporate parent, DGSE. These transactions are subject to satisfaction of all of the other conditions to closing of the Merger, and if the Merger is not consummated, these transactions will not occur.

         During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest was payable monthly. As of January 1, 2006, the interest rate increased to 12% per annum. During the three months ended September 30, 2006, the entire outstanding balance of $650,000 was repaid.

     ANTICIPATED EQUITY TRANSACTIONS

         In connection with and as a condition to the closing of the planned Merger with DGSE, our Chief Executive Officer Silvano DiGenova will convert his 400,000 shares of Series B $1.00 Convertible Preferred Stock into 202,330 shares of our common stock and SIBL will convert all of its shares of preferred stock, which includes (i) 3,000,000 shares of the Series B $1.00 Convertible Preferred Stock; (ii) 2,000,000 shares of the Series D $1.00 Convertible Preferred Stock; and (iii) 2,500,000 shares of the Series E $1.00 Convertible Preferred Stock, into an aggregate of 3,600,806 shares of our common stock. All of the shares of our common stock to be issued pursuant to these conversions will be issued pursuant to the current conversion rights of our outstanding preferred shares. In addition, $5,500,000 in debt that we owe on the Commercial LOC will be converted into our common stock at a conversion ratio of $2.00 per share. If our stockholders equity, after giving pro forma effect to the conversion of the preferred shares described above, is less than $5,751,000, then additional debt, in the amount of such deficit, will be converted into common stock at the same $2.00 per share conversion rate.

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

         These transactions are subject to satisfaction of all of the other conditions to closing of the Merger, and if the Merger is not consummated, these transactions will not occur. If the Merger is consummated as planned, however, DGSE's primary shareholder, Dr. L. S. Smith, will beneficially own between approximately 18% and 24% of the total common shares of DGSE, and our primary shareholder, Stanford International Bank, will beneficially own between approximately 29% and 38% of the total common shares of DGSE (excluding the effect of shares issued in connection with the conversion of debt that is required if, as described above, our stockholders' equity is less than $5,751,000).

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

CAPITAL EXPENDITURES

         The Company did not incur any material capital expenditures for property and equipment during the three months ended September 30, 2006 and does not presently have any plans to make material capital expenditures through the current fiscal year ending June 30, 2007.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rare risk, commodity price risk and other relevant market rate or price risks.

         We are exposed to a degree of market risk through changes in short-term interest rates. At September 30, 2006, we had a line of credit from a related party with a balance payable of $10,850,000. This line of credit bears an interest rate that is tied to the bank prime rate. We are exposed to the risk of increasing short-term interest rates, but we do not consider this risk to be material.

         We have no activities that would expose us to foreign currency exchange rate risk or commodity price risks.

ITEM 4.       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer/Interim Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2006, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. While we will continually seek to evaluate and improve our disclosure controls, management does not expect that our disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives would be met.

         Our Chief Executive Officer/Interim Chief Financial Officer has concluded, based on his evaluation as of September 30, 2006 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined under the Exchange Act), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Board of Directors, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

CHANGES IN INTERNAL CONTROLS

         During the quarter ended September 30, 2006, we did not make any material changes to our internal controls.

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


                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         On September 26, 2006 we were sued in the California Superior Court by a former customer, Michael Iatesta, for breach of contract and intentional and negligent misrepresentation. The suit relates to our sale of the plaintiff's coins at an auction in September 2005. The plaintiff claims that we made errors in connection with the marketing and sale of his coins, and that as a result his coins were sold for approximately $123,000 instead of their alleged full value of from $225,000 to $250,000. We sold the plaintiff's coins at or above the minimum price set by the plaintiff. We believe that his allegations are without merit and intend to vigorously defend this suit.

         On November 7, 2006 we were sued in the United States District Court for the Northern District of Texas by a competitor, Heritage Numismatic Auctions, Inc. ("Heritage"). In its complaint, Heritage alleges that we violated Heritage's copyright rights by copying Heritage's catalog descriptions of certain coins and currency offered for sale by Heritage. Heritage claims that these alleged actions also violate the California Unfair Competition Act. Heritage seeks an injunction ordering us to cease the alleged acts of infringement and to destroy the infringing items and damages in unspecified amounts. We deny that we have infringed any of Heritage's legal rights and intend to vigorously defend this suit.

         We may from time to time be involved in various claims, lawsuits or disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. We are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 1A.      RISK FACTORS

         There were no material changes in our risk factors as compared to those previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.       OTHER INFORMATION

         None.

ITEM 6.       EXHIBITS

EXHIBIT NO.    DESCRIPTION

   2.1 Agreement and Plan of Merger and Reorganization dated as of July 14, 2006, by and between Superior Galleries, Inc., DGSE Companies, Inc., DGSE Merger Corp. and Stanford International Bank, Ltd., as stockholder agent (incorporated herein by this reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed July 17, 2006).

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


Dated: November 22, 2006                   SUPERIOR GALLERIES, INC.


                                           By:  /s/ Silvano DiGenova
                                                --------------------------------
                                                Silvano DiGenova,
                                                Chief Executive Officer

Dated: November 22, 2006                   SUPERIOR GALLERIES, INC.


                                           By:  /s/ Silvano DiGenova
                                                --------------------------------
                                                Silvano DiGenova,
                                                Interim Chief Financial Officer

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q


Exhibit 2.1 Agreement and Plan of Merger and Reorganization dated as of July 14, 2006, by and between Superior Galleries, Inc., DGSE Companies, Inc., DGSE Merger Corp. and Stanford International Bank, Ltd., as stockholder agent (incorporated herein by this reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed July 17, 2006).

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