Form 10-Q
period 2006-12-31
SUPERIOR GALLERIES INC
filed 2007-02-13
CIK 1091539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-27121

SUPERIOR GALLERIES, INC.
(Exact name of registrant as specified in Its charter)

Delaware	35-2208007
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

9478 West Olympic Blvd	90212
(Address of principal executive offices)	(Zip Code)

(310) 203-9855
(Registrant’s telephone number, including area code)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of each class of Common Stock	Outstanding as of February 5, 2007
Common Stock, $0.001 par value	8,621,416

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Superior Galleries, Inc.
Balance Sheets
(In thousands)

	December 31,	June 30,
	2006	2006
	(Unaudited)
Assets
Current assets
Cash	$1,615	$4,770
Accounts receivable, net of allowance for uncollectible accounts of $821 (Dec 2006) and $363 (June 2006)	2,500	4,987
Auction and customer advances	1,646	1,829
Inventories, net of reserve of $490 (Dec 2006) and $840 (June 2006)	1,857	7,592
Prepaid expense and other	292	232
Total current assets	7,910	19,410
Long-term assets
Property and equipment, net	414	384
Total long-term assets	414	384
Total assets	$8,324	$19,794
Liabilities and Stockholders’ Equity
Current liabilities
Line of credit - related party	$8,733	$10,850
Accounts payable and accrued expenses	2,446	8,619
Notes payable to a related party	100	200
Notes payable	—	650
Total current liabilities	11,279	20,319
Long-term liabilities
Notes payable to a related party, net of current portion	300	300
Total long-term liabilities	300	300
Total liabilities	11,579	20,619
Commitments and Contingencies

See accompanying notes to unaudited interim financial statements

Superior Galleries, Inc.
Balance Sheets (Continued)
(In thousands)

	December 31,	June 30,
	2006	2006
	(Unaudited)
Stockholders’ deficit
Preferred stock, 1,975 shares undesignated, none outstanding	—	—
Series B convertible preferred stock, $1.00 par value, 3,400 shares designated, 3,400 shares issued and outstanding with a liquidation preference of $3,400	2,967	2,967
Series D convertible preferred stock, $1.00 par value, 2,000 shares designated, 2,000 shares issued and outstanding with a liquidation preference of $2,000	1,931	1,931
Series E convertible preferred stock, $1.00 par value, 2,500 shares designated, 2,500 shares issued and outstanding with a liquidation preference of $2,500	2,488	2,488
Common stock, $0.001 par value, 20,000 shares authorized; 4,808 and 4,808 shares issued and outstanding as of December 31, 2006 and June 30, 2006, respectively	5	5
Additional paid in capital	8,787	8,788
Accumulated deficit	(19,433)	(17,004)
Total stockholders’ deficit	(3,255)	(825)
Total liabilities and stockholders’ deficit	$8,324	$19,794

See accompanying notes to unaudited interim financial statements

Superior Galleries, Inc.
Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Net sales	$12,863	$20,433	$5,388	$9,485
Commission income	1,503	846	417	141
Total revenue	14,366	21,279	5,805	9,626
Cost of revenue	11,663	17,782	4,609	8,440
Gross profit	2,703	3,497	1,196	1,186
Selling, general and administrative expenses	4,766	4,467	2,505	2,166
Loss from operations	(2,063)	(970)	(1,309)	(980)
Other expense
Interest income	148	214	56	101
Interest expense	(514)	(466)	(238)	(238)
Total other expense	(366)	(252)	(182)	(137)
Loss before provision for taxes	(2,429)	(1,222)	(1,491)	(1,117)
Income tax provision	1	1	1	-
Net loss	$(2,430)	$(1,223)	$(1,492)	$(1,117)
Net loss per share
Basic	$(0.51)	$(0.25)	$(0.31)	$(0.23)
Fully diluted	$(0.51)	$(0.25)	$(0.31)	$(0.23)
Weighted average number of common
shares outstanding
Basic	4,808	4,820	4,808	4,820
Fully diluted	4,808	4,820	4,808	4,820

See accompanying notes to unaudited interim financial statements

Superior Galleries, Inc.
Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,	December 31,
	2006	2005
Cash flows from operating activities
Net loss	$(2,430)	$(1,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100	55
Fair value of common stock options granted	(10)	205
Fair value of common stock issued for services	10	10
Provision for doubtful accounts receivable	458	—
Provision for inventory reserve	(350)	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	2,029	1,954
Auction and customer advances	183	1,795
Inventories, net of adjustment of $490 (Dec. 2006) and $165 (Dec. 2005)	6,085	(583)
Prepaid expenses and other	(60)	46
Accounts payable and accrued expenses	(6,173)	(1,963)
Net cash provided by (used in) operating activities	(158)	296
Cash flows from investing activities
Purchases of property and equipment	(130)	(164)
Net cash used in investing activities	(130)	(164)
Cash flows from financing activities
Borrowings under related party line of credit	—	7,500
Repayments under related party line of credit	(2117)	(7,500)
Repayments under line of credit	—	(150)
Repayments under related party debt	(100)	(50)
Borrowings under notes payable	—	500
Repayments under notes payable	(650)	—
Payments under Series A preferred stock redemption	—	(137)
Net cash provided by (used in) financing activities	(2,867)	163
Net increase (decrease) in cash and equivalents	(3,155)	295
Cash and cash equivalents, beginning of period	4,770	417
Cash and cash equivalents, end of period	$1,615	$712
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$514	$466
Income taxes	$1	$1

See accompanying notes to unaudited interim financial statements

Superior Galleries, Inc.
Notes to Interim Financial Statements
December 31, 2006
(Unaudited)

1. Basis of Presentation and Accounting Policies

Unaudited Interim Financial Information. The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The balance sheet as of June 30, 2006 has been derived from the audited financial statements of Superior Galleries, Inc. (“Superior” or the “Company”) at that date.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month and three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements for the year ended June 30, 2006 contained in Superior’s financial statements included in its Annual Report on Form 10-K filed on September 28, 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures cash accounts at each institution for up to $100,000. From time to time, the Company maintains cash in excess of the FDIC limit.

Accounts Receivable

The Company evaluates specific accounts receivable balances when it becomes aware of a situation where a client may not be able to meet its financial obligations to the Company, as indicated by delinquent payments. The amount of the required allowance is based on the facts available to the Company and is reevaluated and adjusted as additional information is available, including its right to offset debts with accounts payable balances and the proceeds from consigned inventory sales. Allowances are also established for probable loss inherent in the remainder of the accounts receivable based on a factor of 0.1% of total gross sales. As of December 31, 2006, the Company had an allowance of $821,000.

Inventories

Inventories consisting of rare coins, bullion and second-hand jewelry are stated (on a specific identification basis) at the lower of cost or fair market value. As of December 31, 2006, the Company’s inventory had a fair market value reserve of $490,000, set primarily against graded coins.

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
December 31, 2006
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

Property and Equipment (continued)

The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected un-discounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At December 31, 2006 and June 30, 2006, management of the Company has not identified any impaired assets.

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

The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 14 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company’s historical experience related to credit losses. As of December 31, 2006 and June 30, 2006, management has established an accounts receivable reserve of $821,000 and $363,000, respectively.

Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

The Company also sells rare coins to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year. The Company grants credit to retail customers based on extensive credit evaluations and for existing retail customers based on established business relationships and payment histories. When a retail customer is granted credit, the Company generally collects a payment of 25% of the sales price, establishes a payment schedule for the remaining balance and holds the merchandise as collateral as security against the customer’s receivable until all amounts due under the credit arrangement are paid in full. If the customer defaults in the payment of any amount when due, the Company may declare the customer’s obligation in default, liquidate the collateral in a commercially reasonable manner using such proceeds to extinguish the remaining balance and disburse any amount in excess of the remaining balance to the customer.

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

Revenue Recognition (continued)

Under this retail arrangement, revenues are recognized when the customer agrees to the terms of the credit and makes the initial payment. The Company has a limited-in-duration money back guaranty policy (as discussed below).

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with APB No. 29, “Accounting for Non-monetary Transactions.” When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determines the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

The Company’s auction businesses generate revenue in the form of commissions charged to buyers and sellers of auction lots. Auction commissions include buyers’ commissions, sellers’ commissions, and buyback commissions, each of which is calculated based on a percentage of the hammer price.

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

Revenue Recognition (continued)

Buyers’ and sellers’ commissions are recognized upon the confirmation of the identification of the winning bidders. Funds charged to winning bidders include the hammer price plus the commission. Only the commission portion of the funds received by winning bidders is recorded as revenue.

Buyback commissions represent an agreed upon rate charged by the Company for goods entered in the auction and not sold. Goods remain unsold when an auction lot does not meet the consignor reserve, which is the minimum sales price as determined prior to auction, and when items sold at auction are returned subsequent to the winning bidder taking possession. Buyback commission is recognized along with sellers’ commission or at the time an item is returned. Returns from winning bidders are very limited and primarily occur when a rare coin sold at auction has an error in its description in which the winner bidder relied upon to purchase the item.

Stock Based Compensation

The Company has a stock based compensation plan (“2003 Omnibus Stock Option Plan” or “2003 Plan”) for the benefit of its employees, directors and outside consultants. The 2003 Plan was shareholder approved and permits the granting of up to 1,200,000 options to purchase the Company’s common stock.

Effective with the Company’s fiscal year that began on July 1, 2005, the Company adopted the accounting and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.

Currently the Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees for its adoption of SFAS No. 123(R).  The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions for 2007 and 2006. No options have been granted during the first six months of fiscal 2007.

	2007	2006
Risk free interest rate	-	3.8 - 5.1%
Dividends	-	-
Volatility factor	-	246%
Expected life	-	1 - 4 years

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

Segment Reporting

The Company adopted SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information,” during fiscal 1999. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual financial statements. The Company views its operations and manages its business as one segment, collectibles.

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no effect on the accompanying financial statements, because the Company had and continues to have no other components of comprehensive income.

2. Description of Business

Superior is primarily a wholesaler, retailer and auctioneer of rare coins, bullion and second-hand jewelry. The Company is based in Beverly Hills, California.

3. Inventories

Inventory totaling $160,000 and $1,327,000 of owned coins was on consignment with third parties at December 31, 2006 and June 30, 2006, respectively. The balance of inventory was located in the Company’s vault, at trade shows or at grading services. As of December 31, 2006, management reserved $490,000 against the gross inventory cost to reflect its analysis of the fair market of each inventory item. The coins were valued by us using our combined experience buying and selling in the wholesale and retail market places. The valuations are supported by current market prices quoted in the “Certified Coin Dealer Newsletter” by the Bluesheet and Greysheet services. All coins were priced according to eye appeal and demand for specific series of mint dates. Any average or poor-looking coins were valued less than popular coins with a great look. Coins with problems, such as damaged, cleaned or repaired surfaces were valued less, accordingly.

The Company, from time to time, enters into informal partnerships with third parties who are either vendors or customers for the purchase and sale of specific rare coins. These arrangements include joint ownership of the rare coin and equal participation in profit or loss on specific transactions adjusted for agreed upon expenses and interest costs. When the rare coins are purchased the Company records its proportional ownership as inventory and upon the sale of the rare coins, the Company records its proportional sale and profit or loss. In most instances, the Company elects to buy-out the partnership interest in rare coins prior to its sale and the recording of a proportional sale and profit or loss are no longer applicable. At any given time, the Company may be involved in a few of these agreements. The following table provides information regarding the Company’s lower of cost or market reserve for inventory as of the dates indicated:

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)
3. Inventories (continued)

	December 31, 2006	September 30, 2006	June 30, 2006
	(in thousands)
Inventory	$2,347	$5,695	$8,432
Less Lower of Cost or Market Reserve	(490)	(862)	(840)
Net Inventory	$1,857	$4,833	$7,592

4. Auction and Customer Advances

Superior has established two short-term lending programs consisting of (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and, (ii) advancing customers cash based on the customer’s assigning specific rare coins in their inventory to Superior as collateral. Superior can advance a customer up to 70% of consigned, or assigned, rare coin(s)’ wholesale value. For auction advances, Superior will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Auction and customer advances bear interest at rates between prime plus 6% and 14% based primarily on the customer’s creditworthiness and the loan size. The average term of the loan is approximately three months and no individual loan will exceed one year. Customers may require minimum prices for their consigned coins, and if the coin has not sold by the loan maturity date, the customer must refinance the loan, repay the loan, or permit Superior to liquidate the coin. Superior will retain control of the assigned inventory until the customer repays the advance. Auction and customer advances consist of the following:

	December 31, 2006	September 30, 2006	June 30, 2006
	(in thousands)
Auction advances	$1,521	$1,058	$1,386
Customer inventory advances	125	197	443
	$1,646	$1,255	$1,829

5. Line of Credit - Related Party

On October 13, 2003, we executed a Commercial Loan and Security Agreement (“Commercial LOC”) with Stanford Financial Group Company (“SFG”), an affiliate of our principal stockholder, Stanford International Bank Limited (“SIBL” or “Stanford”), to provide us with a $7,500,000 line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. A portion of this indebtedness was assigned to SIBL, and on March 31, 2005, pursuant to SIBL’s purchase of $2,500,000 of our Series E Preferred Stock, SIBL assumed, converted and cancelled $2,500,000 of this indebtedness under the Commercial LOC. The remaining indebtedness was subsequently assigned to SIBL, and further amended the Commercial LOC increasing the line of credit to $10,000,000. Effective July 21, 2005 the Commercial LOC was renewed through October 1, 2006. On May 2, 2006, SIBL further amended the Commercial LOC increasing the line of credit to $10,850,000 to reflect an additional advance made March 30, 2006, to partially fund the repayment of a private line of credit. On September 5, 2006, the Commercial LOC was renewed through October 1, 2007.

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

5. Line of Credit - Related Party (continued)

On November 21, 2006, the Company entered into an agreement with SIBL pursuant to which the outstanding balance on the Commercial LOC would be reduced by up to $2,408,481 through the transfer of rare coins to SIBL. As of December 29, 2006 the final amount of the transfer of coins was determined to be $2,117,012. The Commercial LOC bears interest at the prime-lending rate (8.25% at December 31, 2006) and is secured by substantially all of Superior’s assets. As of December 31, 2006, the outstanding balance was $8,732,987 and there was no accrued interest payable. We are currently in compliance with all of the financial covenants contained in our existing Commercial LOC agreements or have waivers in place through December 31, 2006 that cover variances and the over-advances on collateral.

In connection with the DGSE Merger, the Company expects to execute an Amended and Restated Commercial Loan and Security Agreement with SIBL to provide us with a $19,892,340 line of credit expiring January 2011 that bears interest at the prime-lending rate (8.25% at December 31, 2006). Of the note amount, $8,392,340 is immediately convertible at the closing of the merger to common stock under a Note Exchange Agreement. The remaining $11,500,000 will be made available to the Company under two revolving loans: $5,500,000 for the acquisition of inventory subject to a monthly borrowing base calculation and $6,000,000 that is not subject to any collateral limitation and that may be used for any purpose. Until the Merger is closed, the Company entered into a Forbearance Agreement with SIBL, waiving certain defaults and enabling draw downs under the existing $10,850,000 Commercial LOC despite the Company’s negative stockholders' equity. The Forbearance Agreement is effective until six months after the date DGSE files a registration statement on Form S-4 with the SEC related to the merger, or upon the earlier notice by SIBL of the occurrence of a new event of default under the credit facility.

See Note 11, “Subsequent Events,” below.

6. Note Payable to a Related Party

On April 10, 2002 we executed a subordinated note payable for $1,000,000 to our CEO, Silvano DiGenova, bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 14, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. Effective January 1, 2006 the interest rate was changed to 12%. During the six month period ended December 31, 2006, there was a principal payment of $100,000. At December 31, 2006, the balance due was $400,000 and there was no accrued interest payable.

6. Note Payable to a Related Party (continued)

On January 6, 2007, the Company; DGSE Companies, Inc., a Nevada corporation ("DGSE") and SIBL, as shareholder agent, entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (the "Merger Agreement") which changed some of the terms and conditions of the original Agreement and Plan of Reorganization and Merger dated July 12, 2006.  The revised Merger Agreement allowed for the replacement of the Company’s management team and three of its Directors with persons provided by DGSE which was documented by a Management Agreement by and between DGSE and the Company. In accordance with the Merger Agreement, the Company repaid in full  its outstanding indebtedness of $400,000 owed to its former Chief Executive Officer Silvano DiGenova and the note evidencing that indebtedness was terminated.

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

See Note 11, “Subsequent Events,” below.

7. Equity

Stock Options

The Company’s 2003 Omnibus Stock Option Plan (“2003 Plan”) is shareholder approved and permits the granting of up to 1,200,000 options to purchase the Company’s common stock to its employees, directors and outside consultants. Stock option awards are granted with an exercise price that is equal to or greater than the market price of the Company’s common stock on the date of the grant. The options vest generally over a range of one to five years and expire five years after the final vesting date. As of December 31, 2006, 55,000 stock options had been exercised. Stock options under the 2003 Plan provide for accelerated vesting if there is a change in control (as defined by the 2003 Plan).

The fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model and factors in an estimated forfeiture based on management assessment of historical employee termination experience. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based the U.S. Treasury Bill rate with a maturity based on the expected life of the options and on the closest day to an individual stock option grant. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the past three years of market prices of the Company’s common stock. The expected life of an option grant is based on its vesting period. The fair value of each option grant is recognized as compensation expense over the expected life of the option on a straight line basis.

During the six-month period ended December 31, 2006, the Company did not grant to employees and directors any stock options to purchase common shares. During this period, 12,500 options vested, 1,250 expired and 208,100 were forfeited.

The weighted average remaining contractual lives of the options outstanding and options exercisable at December 31, 2006, were 6.2 years and 5.3 years respectively.

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

7. Equity (continued)

Stock Options (continued)

The following tables summarize information about stock options for the periods shown:

All Options	Six Month Period Ended December 31, 2006		Six Month Period Ended December 31, 2005
		Weighted Average Exercise Price		Weighted Average Exercise Price
Outstanding at beginning of period	568,600	$2.49	636,000	$2.41
Options granted	—	—	65,000	2.50
Options forfeited	(208,100)	1.94	(76,667)	1.90
Options expired	(1,250)	2.00	—	—
Options exercised	—	—	—	—
Outstanding at end of period	359,250	$2.82	624,333	$2.49
Exercisable at end of period	188,000	$2.54	221,083	$2.56

	Six Month Period Ended December 31, 2006		Six Month Period Ended December 31, 2005
Non-vested Options		Weighted Average Exercise Price		Weighted Average Exercise Price
Non-vested at beginning of period	242,000	$2.55	464,000	$2.28
Options granted	—	—	65,000	2.50
Options forfeited	(58,250)	1.20	(76,667)	1.90
Options expired	—	—	—	—
Options vested	(12,500)	1.58	(49,083)	1.83
Non-vested at end of period	171,250	$3.14	403,250	$2.44

During the six months ended December 31, 2006, the company determined that certain stock options, related to terminated employees, were not cancelled in the previous period. As a result, the share-based expense was overstated in the previous period. The Company in the current period adjusted its share-based compensation expense reflecting the expense related to cancelled stock options. The Company determined that the impact of this adjustment on the previous financial statements was not material. At December 31, 2006 there was a total of $537,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements under the 2003 Plan. The cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of 12,500 shares vested during the six-month period ended December 31, 2006 was approximately $19,800.

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

8. Contingencies

Guaranteed Liquidity and Buy Back

The Company provides a two-way market or Guaranteed Buy/Sell Spread (the Guarantee”) to its retail rare coin customers. Retail rare coin sales amounted to $2,379,000 and $6,632,000 for the six months ended December 31, 2006 and 2005, respectively. The policy grants the customer the opportunity to sell their coins back to the Company at the prevailing market “bid” price (below the current wholesale price in most cases). The Company determines the “bid” price based on the prevailing market price at which the Company believes it could readily liquidate the coin. The “bid” price may be substantially below what the customer originally paid for the coin.

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

Legal Proceedings

On June 6, 2006 the Company was sued in the U.S. District Court for Central California by Elaine and Dean Sanders in connection with a loan made to them against 32 coins placed on consignment on June 26, 2004. Fourteen of the coins were sold, and the proceeds from this sale of approximately $186,750 were insufficient to repay the remaining loan balance of $359,471 that the Company made to the Sanders. The plaintiffs subsequently paid an additional $155,000 in December 2005 with respect to the loan, but now allege that the Company violated its agreement with them relating to the sale of the coins. The Company strongly denies that it violated the agreement or that it acted improperly in any way. The complaint seeks undefined dollar amounts, accrued interest and reimbursement of plaintiffs’ legal costs.

In April 2004 the Company sued its former Chief Financial Officer, Malingham Shrinivas, in Los Angeles Superior Court for breach of contract, fraud and conspiracy. In that lawsuit, the Company alleged that he fraudulently arranged to receive more salary than he was entitled to, to pay personal expenses using Company funds, and to pay third party vendors with Company funds for services which were not rendered. In July 2004 Mr. Shrinivas filed a counterclaim in this litigation, claiming that he was terminated without just cause and was therefore entitled to $58,250 in severance pay. Although the case had been scheduled for trial in August 2006, prior to that time the case was stayed by order of the Superior Court because the Court had been advised that criminal charges against Mr. Shrinivas related to this matter were imminent. Those criminal charges were subsequently filed, and therefore further proceedings in connection with the civil case continue to be stayed. The Company believes that Mr. Shrinivas was terminated with cause and that he is therefore not entitled to any severance pay. If and when the stay of our civil case is terminated, the Company intends to vigorously pursue its claims and defend Mr. Shrinivas’ claims for severance pay.

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

8. Contingencies (continued)

Legal Proceedings (continued)

On September 26, 2006 the Company was sued in the California Superior Court by a former customer, Michael Iatesta, for breach of contract and intentional and negligent misrepresentation. The suit relates to the Company’s sale of the plaintiff’s coins at an auction in September 2005. The plaintiff claims that the Company made errors in connection with the marketing and sale of his coins, and that as a result his coins were sold for approximately $123,000 instead of their alleged full value of from $225,000 to $250,000. The Company sold the plaintiff’s coins at or above any minimum prices set by the plaintiff. The Company believes that the plaintiff’s allegations are without merit and intends to vigorously defend this suit.

On November 7, 2006 we were sued in the United States District Court for the Northern District of Texas by a competitor, Heritage Numismatic Auctions, Inc. (“Heritage”). In its complaint, Heritage alleges that we violated Heritage’s copyright rights by copying Heritage’s catalog descriptions of certain coins and currency offered for sale by Heritage. Heritage claims that these alleged actions also violate the California Unfair Competition Act. Heritage seeks an injunction ordering us to cease the alleged acts of infringement and to destroy the infringing items and damages in unspecified amounts. We deny that we have infringed any of Heritage’s legal rights and intend to vigorously defend this suit. We have reserved for our own legal costs, estimated to be $50,000.

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

State Sales and Use Taxes

The Company does not collect sales and use taxes for interstate sales. Management believes that the Company’s sales to interstate customers are generally tax-exempt due to varying state exemptions relative to the definitions of being engaged in business in particular states and the lack of current internet taxation. We do collect sales taxes on retail sales made, if any, while at conventions and auctions held out of state and file related state tax returns. While the Company has not been contacted by any state authorities seeking to enforce sales or use tax regulations, there is no assurance that the Company will not be contacted by authorities in the future with inquiries relative to compliance with current statutes, nor is there any assurance that future statutes will not be enacted that affect the sales and use aspects of the Company’s business.

9. Merger Expenses

On July 12, 2006, the Company entered into a Merger Agreement with DGSE which was subsequently superseded by the Amended and Restated Agreement and Plan of Merger and Reorganization dated January 6, 2007. If the merger contemplated by this agreement is consummated (the “Merger”), DGSE Merger Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of DGSE, will merge with and into the Company. The Company would survive the Merger as a wholly-owned subsidiary of DGSE, and therefore would cease to be an independent publicly traded company at that time. The closing of the Merger is subject to certain conditions, however, and if these conditions are not satisfied the Merger may not be consummated. The Company has incurred costs of approximately $490,000 in connection with the Merger during the due diligence and closing process through December 31, 2006.

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

10. Recently Issued Accounting Pronouncements

SFAS No. 157

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

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

11. Subsequent Events

On January 6, 2007, the Company; DGSE and SIBL, as stockholder agent, entered into an Amended and Restated Agreement and Plan of Merger and Reorganization (the "Merger Agreement"). The Merger Agreement contemplates that DGSE Merger Corp., a wholly-owned subsidiary of DGSE, will merge with and into the Company would survive the merger as a wholly-owned subsidiary of DGSE, and each share of the Company’s common stock would be exchanged for 0.2731 shares of DGSE common stock.

Pursuant to the Merger Agreement, fifteen percent (15%) of the number of shares of DGSE common stock to be issued at the closing of the Merger, less 33,648 shares to which DGSE is entitled under the Merger Agreement due to the fact that our actual December 31, 2006 stockholders’ equity was $ 89,840 less than our estimated December 31, 2006 stockholders’ equity used for purposes of determining the amount of debt to be converted by SIBL, will be deposited in an escrow account as security for the payment of indemnification claims made under the Merger Agreement in the event the Company’s representations and warranties concerning its capitalization are inaccurate. The escrow will expire one year after the consummation of the Merger. The stockholder agent, which will initially be SIBL, will have the exclusive right to defend the escrow against claims made by DGSE or its related parties on behalf of the Company’s stockholders.

Consummation of the Merger is subject to certain closing conditions, including, among others, stockholder approval of the Merger Agreement; DGSE stockholder approval of an increase in the number of authorized shares of common stock of DGSE; absence of governmental restraints; and effectiveness of a Form S-4 registration statement registering the shares of DGSE common stock to be issued as merger consideration. The Merger Agreement allows DGSE and the Company to terminate the Merger Agreement upon the occurrence (or non-occurrence) of certain events. DGSE and the Company expect the acquisition to close late in March 2007, subject to the satisfaction or waiver of the various closing conditions in the Merger Agreement and depending in part on the length of regulatory review of this transaction..

The Company has entered into a Support Agreement with DGSE and certain stockholders of the Company whereby such stockholders have agreed to vote their shares in favor of the Merger. Such stockholders of the Company hold sufficient voting power to approve the Merger. Similarly, the Company has entered into a Support Agreement with DGSE and Dr. L.S. Smith, the chairman and chief executive officer of DGSE, whereby Dr. Smith has agreed to vote his shares, which constitutes approximately 46% of the outstanding DGSE shares, in favor of the Merger.

As a condition to the closing of the Merger, the Company expects to enter into a Note Exchange Agreement with SIBL. Pursuant to the Note Exchange Agreement, SIBL would convert $8,392,340 in debt into 4,936,671 shares of common stock of the Company. This conversion would occur immediately prior to the consummation of the Merger. A Commercial Line of Credit in the amount of $11,500,000 is provided in the related Amended and Restated Commercial Loan and Security Agreement with SIBL.

Related to the Merger Agreement, on January 6, 2007, the Company entered into a Management Agreement with DGSE Merger Corp., a wholly-owned subsidiary of DGSE. Pursuant to the Management Agreement, DGSE Merger Corp. will provide two to three senior executives to serve as the senior management of the Company. The initial individuals are (i) William Oyster, who has been appointed interim chief executive officer, (ii) John Benson, who has been appointed interim chief financial officer and vice president, finance, and (iii) Scott Williamson, who has been appointed interim chief operating officer. Mr. Oyster, age 53, has served as a director and president of DGSE since 1990. Mr. Benson, age 60, has served as Chief Financial Officer of DGSE since 1992. Mr. Williamson, age 48, has served as Executive Vice President - Consumer Finance of DGSE and President of American Pay Day Centers, Inc., a DGSE subsidiary, since May 2004. Between 2003 and 2004, Mr. Williamson was president of Texas State Credit Co., a finance company with 63 locations. From 2001 to 2003, Mr. Williamson was the Chief Financial Officer for Westgate Fabrics, LLC, a distributor of decorative fabrics. These individuals do not have an employment agreement with, and are not being paid any compensation by, the Company. However, the Company pays a management fee of $ 50,000 per month to DGSE for the management services provided under this agreement, as well as certain hourly fees and expense reimbursements. Upon termination of the Management Agreement, these individuals are expected to resign their offices with the Company.

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

11. Subsequent Events (continued)

Related to the Merger Agreement described above, on January 6, 2007 Silvano DiGenova entered into a Termination and Release Agreement with the Company, whereby he resigned as a director, chief executive officer, president, interim chief financial officer and chairman effective January 6, 2007. Pursuant to this agreement, Mr. DiGenova and the Company released each other from claims either might have against the other related to his relationship with the Company as a stockholder, officer, employee, director or otherwise, subject to specified exceptions. The Company then entered into a consulting agreement with Mr. DiGenova, whereby he will continue to provide services to the Company in the Wholesale Coin Division. On January 6, 2007 Mr. DiGenova was paid the outstanding balance of his $400,000 Note from the Company.

Superior Galleries, Inc.
Notes to Interim Financial Statements (continued)
December 31, 2006
(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding our financial condition, operating results, business prospects or any other information or aspect of our company, you are advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to:

•	those identified under “Risk Factors” below,
•	adverse economic conditions,
•	unexpected costs and operating deficits,
•	lower sales and revenues than forecast,
•	loss of customers,
•	litigation and administrative proceedings involving our company,
•	the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses,
•	adverse publicity and news coverage,
•	inability to carry out our marketing and sales plans,
•	changes in interest rates and inflationary factors, and
•	other specific risks that may be referred to in this Quarterly Report or in other reports that we have issued.

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

We were originally organized as a Nevada corporation in 1995. On June 30, 2003, our stockholders approved and we completed a reincorporation of our company in the State of Delaware and changed our corporate name from Tangible Asset Galleries, Inc. to the Superior Galleries, Inc.. These changes were effective at the close of business on June 30, 2003.

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

Over the past five years, except for the year ended June 30, 2004, we incurred substantial losses that severely diminished our capital base and our liquidity. As a result, we have negative shareholders’ equity and working capital. In addition, most of our debt is short-term and bears a variable interest rate. Any significant unfavorable change in the economic environment or in our industry could quickly result in declining revenue and operating losses. Our challenge is to both raise additional permanent equity capital and restructure our debt to include a larger long-term portion, which may be accomplished through the intended Merger with DGSE Companies, Inc. described below. Although we cannot assure you that we will be able to accomplish these objectives either with or without the Merger, it is our hope that if we are able to restructure our debt and raise additional equity, we will mitigate some of the impact of a future negative economic environment and conversely will benefit more sharply from a positive environment.

Uncertainties Resulting from Planned Merger with DGSE

On July 12, 2006, we entered into an Agreement and Plan of Merger and Reorganization with DGSE. On January 6, 2007, the Company, DGSE and SIBL, as stockholder agent, entered into the Amended and Restated Agreement and Plan of Merger and Reorganization (the "Merger Agreement"). If the Merger is consummated, DGSE Merger Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of DGSE, will merge with and into the Company. The Company. would survive the Merger as a wholly-owned subsidiary of DGSE, and therefore would cease to be an independent publicly traded company at that time. The closing of the Merger is subject to certain conditions, however, and if these conditions are not satisfied the Merger may not be consummated. We have incurred costs of approximately $490,000 in connection with the Merger during the due diligence and closing process through December 31, 2006. We expect to incur additional costs related to the Merger during fiscal 2007, including substantial legal and accounting costs, but we are presently unable to quantify these costs. In addition, we have entered into an agreement with DGSE under which we will pay one-half of the total costs and expenses incurred in connection with the Merger by both us and DGSE, if the Merger is not consummated. These expenses would include, among others, legal fees, accounting fees and investment banking fees. Under this arrangement, if the Merger is not consummated our share of the total expenses may be substantially more than the amount of expenses we have incurred ourselves.

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

We also sell rare coins to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year. We grant credit to retail customers based on credit evaluations and for existing retail customers based on established business relationships and payment histories. When a retail customer is granted credit, we generally collect a payment of 25% of the sales price, establish a payment schedule for the remaining balance and hold the merchandise as collateral as security against the customer’s receivable until all amounts due under the credit arrangement are paid in full. If the customer defaults in the payment of any amount when due, we may declare the customer’s obligation in default, liquidate the collateral in a commercially reasonable manner using such proceeds to extinguish the remaining balance and disburse any amount in excess of the remaining balance to the customer. Under this retail arrangement, we recognize revenue when our customer agrees to the terms of the credit and makes the initial payment. We have limited-in-duration money back guaranty policies for our retail customers only, as discussed below.

In limited circumstances, we exchange merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which we recognize revenue in accordance with APB No. 29, “Accounting for Non-monetary Transactions.” When we exchange merchandise for similar merchandise and there is no monetary component to the exchange, we do not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When we exchange merchandise for similar merchandise and there is a monetary component to the exchange, we recognize revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

Our auction business generates revenue in the form of commissions charged to buyers and sellers of auction lots. Auction commissions include buyers’ commissions, sellers’ commissions, and buyback commissions, each of which is calculated based on a percentage of the hammer price. Buyers’ and sellers’ commissions are recognized upon the confirmation of the identification of the winning bidders. Funds charged to winning bidders include the hammer price plus the commission. Only the commission portion of the funds received by winning bidders is recorded as revenue. Buyback commissions represent an agreed upon rate charged by us for goods entered in the auction and not sold. Goods remain unsold when an auction lot does not meet the consignor reserve, which is the minimum sales price as determined prior to auction, and when items sold at auction are returned subsequent to the winning bidder taking possession. Buyback commission is recognized along with sellers’ commission or at the time an item is returned. Returns from winning bidders are very limited and primarily occur when a rare coin sold auction has an error in its description which the winning bidder relied upon to purchase the item.

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

Auction and Customer Advances. We are required to estimate the collectibility of our auction and dealer customer advances. All of our advances are secured by rare coins. Although we make our decision to advance funds based on customers’ creditworthiness, business history, and collateral valuation; the collectibility of advances is primarily based on our estimate of sale prices for customers’ rare coin collateral on a wholesale liquidation basis. We evaluate specific advance balances when we become aware of situations where a client may not be able to meet its financial obligations to us or the value of collateral securing the advance is impaired. During fiscal 2007, advances for auction consignments and dealer purchases have been made from operating cash flows as there was no availability under our line of credit from Stanford International Bank. We have not had any significant history of losses on this type of asset. It is difficult to assess future performance of the rare coin market. A rapid adverse change in the rare coin market could diminish the value of the collateral and the creditworthiness of our clients may deteriorate. These factors would require the reassessment of our estimates and any additional allowances would result in a reduction of our operating results.

Inventory Valuation. We value our inventory at the lower of cost or market in accordance with generally accepted accounting principles related to the fair market valuation of assets. On a periodic basis our numismatic staff will review market data from recognized industry sources, published auction results in the Bluesheets and Greysheets and offers made by customers on specific items to determine whether or not the cost of our inventory is above or below market price. If the market value of a coin is significantly less than its cost to us, we will establish a reserve against inventory to reflect that the market value of our rare coin inventory in the aggregate is below cost, which results in reflecting the value of our inventory at the lower of cost or market.

Stock-Based Compensation. Our 2003 Omnibus Stock Option Plan (“2003 Plan”) is shareholder approved and permits the granting of up to 1,200,000 options to purchase our common stock to our employees, directors and outside consultants. Stock option awards are granted with an exercise price that is equal to or greater than the market price of our common stock on the date of the grant. The options vest generally over a range of one to five years and expire five years after the final vesting date. Stock options under the 2003 Plan provide for accelerated vesting if there is a change in control (as defined by the 2003 Plan).

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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

	Six Months Ended (in thousands)
	December 31,		December 31,			%
	2006	%	2005	%	Change	Change

Net Sales	$12,863	90%	$20,433	96%	$(7,570)	-37%
Commission Income	1,503	10%	846	4%	658	78%
Total revenue	14,366	100%	21,279	100%	(6,912)	-32%
Cost of revenue	11,663	81%	17,782	84%	(6,119)	-34%

Gross profit	2,703	19%	3,497	16%	(793)	-23%
Selling, general & administrative expenses	4,766	33%	4,467	21%	299	7%

Loss from operations	(2,063)	-14%	(970)	-5%	(1,093)	113%
Other income (expense)	(366)	-3%	(252)	-1%	(114)	45%

Loss before provision for taxes	(2,429)	-17%	(1,222)	-6%	(1,207)	99%
Income tax provision	1	0%	1	0%	-	0%

Net loss	$(2,430)	-17%	$(1,223)	-6%	$(1,207)	99%

Our net loss for the six months ended December 31, 2006 was $2,430,000 or $0.51 per share on both a basic and diluted basis as compared to a net loss of $1,223,000 or $0.25 per share on both a basic and diluted basis for the six months ended December 31, 2005. The 99% decline in our operating results was primarily due to 32% lower sales revenues available to cover operating costs, allowances for uncollectible accounts receivable, inventory adjustments, higher net interest expenses, and costs incurred in connection with the proposed Merger with DGSE.

Revenues

The table below sets forth our primary sources of revenue for the periods indicated:

	Six Months Ended (in thousands)
	December 31,		December 31,			%
	2006	%	2005	%	Change	Change
Net Sales
Rare Coin - Wholesale	$10,484	73%	$13,801	65%	$(3,317)	-24%
Rare Coin - Retail	2,379	17%	6,632	31%	(4,253)	-64%
Total Net Sales	12,863	90%	20,433	96%	(7,570)	-37%
Commission Income	1,503	10%	846	4%	658	78%
Total Revenue	$14,366	100%	$21,279	100%	$(6,913)	-32%

Total revenue for the six months ended December 31, 2006 decreased $6,913,000 or 32% to $14,366,000 from $21,279,000 for the six months ended December 31, 2005. This decrease in revenues is primarily due to the decrease in retail sales of rare coins. Retail rare coin sales for the six months ended December 31, 2006 decreased $4,253,000 or 64% from the comparable period in 2005. Wholesale rare coin sales for the six months ended December 31, 2006 also decreased $3,317,000 or 24% over the comparable period in 2005. Due to the transfer of $2,117,000 of coins to Stanford International Bank to reduce the balance on the Company’s commercial line of credit, those coins were not available for sale to other wholesale customers. On a combined basis, sales of rare coins decreased $7,570,000 or 37% from the comparable period in 2005.

This decrease in rare coin sales was primarily due to a refocusing of the Company’s marketing efforts away from the direct wholesale and retail customers and toward the auction market for consigned collector coins held in private portfolios. This change was made to mitigate a perceived weakened market demand for quantity purchases which was caused by a recent decrease in the price of gold, rising interest rates and new record highs set in the stock market. It also was necessitated by our lower levels of owned inventory available for sale, which resulted from the lack of availability of operating cash flow to purchase that inventory and the need to repay debt in-kind with coins.

Auction sales (hammer prices realized) were $16,757,000 for the six months ended December 31, 2006 as compared to $18,726,000 for the six months ended December 31, 2005 reflecting a decrease of 11%; however the commission income for these auction sales increased due to a higher sell through rate. During the six months ended December 31, 2006 the buybacks were 21% of auction sales as compared to 51% of auction sales for the comparable period in 2005. Commissions on concluded sales are approximately 15% of the hammer price and for buybacks they are approximately 5% of the reserved price. Commission income for the six months ended December 31, 2006 was $1,504,000, an increase of $658,000, or 78% over the comparable period in 2005 due to the refocus of our business strategy.

Our revenue and profitability during the year is subject to seasonality. Our first and third fiscal quarters have traditionally been our strongest because two well-attended auctions are normally scheduled during each of these quarters and during these quarters there are more frequent and better-attended trade shows. The second fiscal quarter has traditionally been our weakest, because we conduct only one auction event and there are fewer, less popular trade shows.

To expand our wholesale sales efforts, in October 2005 we entered into an informal preferred supplier arrangement with Stanford Coins and Bullion, Inc. (“Stanford C&B”), a rare coin retailer and affiliate of our principal stockholder, Stanford International Bank Limited (“SIBL” or “Stanford”). This arrangement replaced a Primary Supplier Agreement that terminated upon the completion of the parties’ obligations in September 2005. In addition to providing us a preferred status as a supplier, Stanford C&B will exclusively refer their customers wishing to sell rare coins via auctions to our auction division. We expect that this arrangement will continue after the Merger. We believe that it will likely result in increased coins sales by us, but we are unable to predict the magnitude of that increase.

Our growth strategy for wholesale type distribution channels changed as of January 6, 2007 under the Merger Agreement. In addition to growing the wholesale business through the hiring of additional numismatic traders, acquiring small rare coin dealers and supplying rare coins to other retailers; the Company has created a new profit center with Silvano DiGenova, the former chief executive officer of the Company, serving as Managing Director-Numismatics which will along with other activities, provide services to wholesale customers.

To expand our retail distribution channel, following the Merger we plan to remodel the gallery space located in Beverly Hills. The product mix will be diversified to include new high-end jewelry and watches in addition to second-hand jewelry. We are in the process of obtaining a pawnbroker license to make loans against jewelry and other artifacts. The retail business will be supported by local advertising in print, radio and television media.

To expand our auction distribution channels, we plan to find more consigners of rare coins for our Auction Events through new functions available on our internet website (www.SGBH.com) and to integrate that website with DGSE’s websites: www.DGSE.com, www.USBullionExchange.com, www.FairchildWatches.com (Fairchild International), and www.CGDEInc.com (Charleston Gold & Diamond Exchange). We do not hold an internet-only auction during the week that we hold a live auction as our live auctions are simultaneously broadcast over our website to take bids over the internet. We plan to hold seven “Elite” live auction events in the fiscal year ending June 30, 2007. We currently have a strategic relationship with e-Bay.com for the daily sale of rare coins and jewelry. We pay e-Bay.com a commission of 5% on sales it makes, and when we sell goods in this manner we increase the charge to our customer by 5%, to offset the commission paid to e-Bay.com. Under this relationship, we have agreed that when we conduct internet-only auctions through e-Bay.com, we will not simultaneously offer the auctioned items through any other internet-based auction.

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

Our ability to expand our revenue is significantly contingent on the availability of additional permanent equity and debt financing. As indicated in “Other Liquidity Plans” below we have plans to raise additional equity and debt, but there is no assurance that we will be successful in doing so on terms and conditions that are acceptable to us.

Cost of Revenue

Cost of revenue is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of revenue associated with it.

Cost of revenue for the six months ended December 31, 2006 decreased $6,119,000 or 34% to $11,663,000 or 81% of total revenue, from $17,782,000 or 84% of total revenue for the six months ended December 31, 2005. The decrease in aggregate dollar cost of revenue in the current period over the comparable period in 2005 was primarily due to the decrease in wholesale and retail rare coin sales as discussed in “Total Revenue” above. The cost of revenue as a percentage of total revenue in the current period varied from 81% to 84% in the comparable period of the previous year; but as auction commission income has negligible cost of revenue, the true comparison is 91% of net rare coin sales in the six months ended December 31, 2006 to 87% of net rare coin sales in the six months ended December 31, 2005.

However, in the six months ended December 31, 2006, mark to market reserves and adjustments to inventory values totaled $545,000 as compared to $125,000 reserved during the six months ended December 31, 2005. Excluding the effect of the mark to market inventory reserve of $490,000, the $245,000 inventory adjustment for the physical count taken, cost of goods actually sold for the six months ended December 31, 2006 would have been 76%. Management’s mark to market reserve was focused on the fair market valuation of the coins and the other items in our inventory, on an item-by-item basis, and a reserve was recorded if the fair market value was determined to be less than our cost.

Gross Profit

Gross profit for the six months ended December 31, 2006 decreased $794,000 to $2,703,000 or 19% of total revenue from $3,497,000 or 16% of total revenue for the six months ended December 31, 2005. The decrease in gross profit dollars in the current period over the comparable period in 2005 was primarily due the reduced level of sales as discussed in “Total Revenue” above. Excluding the effects of the mark to market inventory reserve and the inventory adjustments in cost of goods sold, the gross profit margin for the six months ended December 31, 2006 would have been 23.9% The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in “Cost of Revenue” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2006 increased $299,000 to $4,766,000 or 33% of total revenue from $4,467,000 or 21% of total revenue for the six months ended December 31, 2005. The net $299,000 increase in the dollar amount of expenses was primarily due to additional spending of approximately $929,000 comprised of (i) merger related legal, audit and consulting fees of $413,000 related to the proposed Merger with DGSE; (ii) office rent increases of $18,000; (iii) insurance premiums of $29,000 to cover higher levels of consigned coins in our possession; (iv) additional bad debt expense of $394,000 and (v) lesser miscellaneous operational expenses of $75,000.

Net cost reductions of $630,000 offset some of the additional expenditures for the six months ended December 31, 2006. Cost reductions were comprised of: (i) $207,000 decrease in expenditures for marketing operations and auction operations expenses associated with the logistics of attending trade shows, advertising and having coins graded by professional associations; (ii) reduced employee compensation costs of $282,000 which resulted from decreased commissions paid to salespersons on our lower level of sales and reversal of over-stated stock option expenses; (iii) $12,000 decrease in freight and postage due to a change in vendors; (iv) $74,000 saved by the cancellation of a public relations service contract; (v) $36,000 decrease in travel and entertainment expense and (vi) $19,000 resulting from lesser changes in all other selling, general and administrative expense categories.

Other Income and Expenses

Other expenses for the six months ended December 31, 2006 increased $114,000 to $366,000 from $252,000 for the six months ended December 31, 2005. This increase was primarily due to increased interest expense, resulting from the combination of the increased use of our SIBL line of credit to finance our own receivables and inventory and increases in the rate of interest charged on our SIBL line of credit and on Notes from other private lenders for the six months ended December 31, 2006 as compared to the six months ended December 31, 2005.

Provision for Income Taxes

Although we reported a net loss for the six months ended December 31, 2006, we incurred income taxes for state franchise and other minimum taxes totaling $600. Similarly, although we reported a net loss the six months ended December 31, 2005, we incurred income taxes for state franchise and other minimum taxes totaling $800.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

The following table sets forth the percentage of net revenue represented by each item in our statement of operations for the periods presented and the net changes and percentage of change for each item in our statement of operations between the periods indicated:

	Three Months Ended (in thousands)
	December 31,		December 31,			%
	2006	%	2005	%	Change	Change

Net sales	$5,388	93%	$9,485	99%	$(4,097)	-43%
Commission income	417	7%	141	1%	276	196%
Total revenue	5,805	100%	9,626	100%	(3,821)	-40%
Cost of revenue	4,609	79%	8,440	88%	(3,831)	-45%
Gross profit	1,196	21%	1,186	12%	10	1%
Selling, general and administrative expenses	2,505	43%	2,166	23%	339	16%
Income (loss) from operations	(1,309)	-23%	(980)	-11%	(329)	34%
Other income (expense)	(182)	-3%	(137)	-1%	(45)	33%
Loss before provision for taxes	(1,491)	-26%	(1,117)	-12%	(374)	33%
Income tax provision	1	0%	—	0%	1	0%
Net income (loss)	$(1,492)	-26%	$(1,117)	-12%	$(375)	33%

Our net loss for the three months ended December 31, 2006 was $1,492,000 or $0.31 per share on both a basic and diluted basis as compared to a net loss of $1,117,000 or $0.23 per share on both a basic and diluted basis for the three months ended December 31, 2005. The 16% decline in our operating results was primarily due to 40% lower sales revenues available to cover operating costs, allowances for uncollectible accounts receivable, inventory adjustments, lower interest income on auction advances and costs incurred in connection with the proposed Merger with DGSE.

Revenues

The table below sets forth our primary sources of revenue for the periods indicated:

	Three Months Ended (in thousands)
	December 31, 2006%		December 31, 2005%		Change	% Change
Net Sales
Rare Coin - Wholesale	$4,632	80%	$7,267	75%	$(2,635)	-36%
Rare Coin - Retail	756	13%	2,218	23%	(1,462)	-66%
Total Net Sales	5,388	93%	9,485	99%	(4,097)	-43%
Commission Income	417	7%	141	1%	276	196%
Total Revenue	$5,805	100%	$9,626	100%	$(3,821)	-40%

Total revenue for the three months ended December 31, 2006 decreased $3,821,000 or 40% to $5,805,000 from $9,626,000 for the three months ended December 31, 2005. This decrease in revenues is primarily due to the decrease in sales of rare coins to both wholesale and retail customers. Wholesale rare coin sales for the three months ended December 31, 2006 decreased $2,635,000 or 36% from the comparable period in 2005. Due to the transfer of $2,117,000 of coins to SIBL to reduce the balance on the Company’s commercial line of credit, those coins were not available for sale to other wholesale customers. Retail rare coin sales for the three months ended December 31, 2006 decreased $1,462,000 or 66% over the comparable period in 2005. On a combined basis, sales of rare coins decreased $4,097,000 or 43% over the comparable period in 2005.

This decrease in rare coin sales was primarily due to a refocusing of the Company’s marketing efforts away from the direct wholesale and retail customers and toward the auction market for consigned collector coins held in private portfolios. This change was made to mitigate a perceived weakened market demand for quantity purchases which was caused by a recent decrease in the price of gold, rising interest rates and new record highs set in the stock market. It also was necessitated by our lower levels of owned inventory available for sale, which resulted from the lack of availability of operating cash flow to purchase that inventory and the need to repay debt in-kind with coins.

Commission income for the three months ended December 31, 2006 was $417,000, an increase of $276,000 or 196% over the comparable period in 2005. This increase was primarily due to our efforts to attract higher quality consignments with higher average commission rates. Auction sales (hammer prices realized) were $3,695,000 for the three months ended December 31, 2006 as compared to $1,862,000 for the three months ended December 31, 2005, reflecting an increase of 98% in volume and a 12% decrease in the buy back/return rate for the auctions completed during the three months ended December 31, 2006.

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

Cost of Revenue

Cost of revenue is primarily comprised of the acquisition price we pay for coins, and is dependent on our skill in identifying coins that may be offered for sale at advantageous prices, as well as the supply and demand factors at the time that we are purchasing coins. Commission income has minimal cost of revenue associated with it. Cost of revenue for the three months ended December 31, 2006 decreased $3,831,000 or 45% to $4,609,000 or 79% of total revenue, from $8,440,000 or 88% of total revenue for the three months ended December 31, 2005. The decrease in aggregate dollar cost of revenue in the current period over the comparable period in 2005 was primarily due to the decrease in wholesale and retail rare coin sales as discussed in “Total Revenue” above.

The cost of revenue as a percentage of total revenue in the current period varied 9% from 79% to 88% in the comparable period of the previous year; but as auction commission income has negligible cost of revenue, the true comparison is 86% of net rare coin sales in the three months ended December 31, 2006 to 89% of net rare coin sales in the three months ended December 31, 2005. The cost of goods sold as a percent of net rare coin sales decreased by 7% because fewer Wholesale Rare Coins were sold with unfavorable margins during the three months ended December 31, 2006 than during the comparable period of the previous year.

However, in the three months ended December 31, 2006, mark to market reserves and adjustments to inventory values totaled $735,000 as compared to $125,000 reserved during the three months ended December 31, 2005. Excluding the effect of the mark to market inventory reserve of $490,000, the $245,000 inventory adjustment for the physical count taken, cost of goods sold for the three months ended December 31, 2006 would have been 72%. Management’s mark to market reserve was focused on the fair market valuation of the coins and the other items in our inventory, on an item-by-item basis, and a reserve was recorded if the fair market value was determined to be less than our cost.

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

Gross Profit

Gross profit for the three months ended December 31, 2006 increased $10,000 to $1,196,000 or 21% of total revenue from $1,186,000 or 12% of total revenue for the three months ended December 31, 2005. Our gross profit margin increased 1% because (i) fewer Wholesale Rare Coins were sold with unfavorable margins during the three months ended December 31, 2006 than during the comparable period of the previous year and (ii) the $276,000 increase in auction commissions during the three months ended December 31, 2006 had a minimal cost of revenue associated with the consigned coins sold. Excluding the effects of the mark to market inventory reserve and the inventory adjustments in cost of goods sold, the gross profit margin for the three months ended December 31, 2006 would have been 33%. The gross profit as a percentage of revenue will vary from period to period due to variations in the factors discussed in “Cost of Revenue” above.

Selling, General and Administrative Expenses

Selling, general and administrative (“SGA”) expenses for the three months ended December 31, 2006 increased $339,000 or 16% to $2,505,000 from $2,166,000 for the three months ended December 31, 2005. These expenses represent 43% of total revenue for the three months ended December 31, 2006 as compared to 23% of total revenue for the three months ended December 31, 2005. The higher percentage that SGA expenses for the three months ended December 31, 2006 is a function of there being 40% less total revenue for that fiscal period and because there was additional expenses incurred in the three months ended December 31, 2006 than during the comparable period of the previous year.

The net increase in the dollar amount of expenses was primarily due to additional spending of approximately $832,000 comprised of (i) legal, audit and consulting fees of $335,000 related to the proposed Merger with DGSE; (ii) internet web hosting fee increases of $12,000; (iii) additional bad debt expense of $448,000 and (iv) other miscellaneous operational expenses of $37,000.

Net cost reductions of $493,000 offset some of the additional expenditures for the three months ended December 31, 2006. Cost reductions were comprised of: (i) $96,000 decrease in expenditures for marketing operations and auction operations expenses associated with the logistics of attending trade shows, advertising and having coins graded by professional associations; (ii) reduced employee compensation costs of $262,000 which resulted from decreased commissions paid to salespersons on our lower level of rare coin sales and a one-time reversal of over-stated stock option expenses; (iii) $22,000 decrease in dues and subscriptions to professional organizations; (iv) $39,000 saved by the cancellation of a public relations service contract; (v) $31,000 decrease in travel and entertainment expense; (vi) $13,000 decrease in the purchase of office supplies and (vii) $30,000 resulting from lesser changes in all other selling, general and administrative expense categories.

Other Income and Expenses

Other expenses for the three months ended December 31, 2006 increased $45,000 or 33% to $182,000 from $137,000 for the three months ended December 31, 2005. This increase was primarily due to $45,000 less interest earned on auction advances and dealer loans because outstanding loan balances were reduced to $1,646,000 for the three months ended December 31, 2006 from $3,155,000 for the three months ended December 31, 2005. Interest expense to finance our own receivables and inventory remained the same for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Provision for Income Taxes

Although we reported a net loss for the three months ended December 31, 2006, we incurred income taxes for state franchise and other minimum taxes totaling $800. Although we reported a net loss the three months ended December 31, 2005, we incurred no income taxes for state franchise and other minimum taxes during that period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had negative working capital of $3,369,000 and a current ratio of 0.68:1.00. We recorded net losses of $2,430,000. Given our December 31, 2006 cash balance of $1,615,000 and our projected operating cash requirements, we anticipate that our existing capital resources will probably be adequate to satisfy our cash flow requirements through the close of the merger with DGSE. Until the Merger is closed, we entered into a Forbearance Agreement with SIBL, waiving certain defaults and enabling draw downs under the existing $10,850,000 commercial line of credit facility despite our negative stockholders' equity. The Forbearance Agreement is effective until six months after the date DGSE files a registration statement on Form S-4 with the SEC related to the merger, or upon the earlier notice by SIBL of the occurrence of a new event of default under the credit facility. Our cash flow estimates are based upon achieving certain levels of sales and reductions in operating expenses. Should sales be less than forecast or expenses become higher than forecast, then we may require additional financing through debt and/or equity, and we may not have adequate resources to fund operations. We expect future fixed obligations through the close of the Merger to be paid solely by cash generated from operating activities. However, if we are unable to do so, we intend to satisfy fixed obligations from: (i) additional debt/equity financings; (ii) extending vendor payments; and (iii) liquidation of inventory. No assurance can be given that we will be able to pay or satisfy our fixed obligations from these sources. Although we anticipate being able to satisfy our fixed obligations, if we are unable to satisfy our fixed obligations as they become due, our creditors will be entitled to take legal action against us. If they do, our business could be materially harmed.

Operating Activities

Cash increased $904,000 during the six months ended December 31, 2006 to $1,616,000 from $712,000 at December 31, 2005.

Net cash used in operating activities totaled $158,000. Cash used in our operating activities totaled $9,022,000 resulting primarily from our net loss of $2,240,000; decreases in our accounts payable of $6,173,000; non-cash decrease in our inventory reserves of $350,000 due to the sale of revalued coins; decreases in our prepaid expenses of $60,000 and non-cash net reversals of stock option expense of $10,000. Cash provided by operations totaled $8,864,000 resulting from decreases in inventories of $6,085,000; pay downs of accounts receivable of $2,029,000; increases in non-cash allowances for accounts receivable of $458,000; increases in auction and customer advances of $183,000; non-cash depreciation expense of $100,000 and non-cash fair value of common stock grants of $10,000.

To generate cash to be used for operations, in the six months ended December 31, 2006, we made fewer advances against consigned coins and sold off inventory. Cost cutting measures were implemented for all expenses related to trade shows, the marketing of the inventory and delivery of goods. We will continue to strive to gain operating efficiencies by turning our inventory more quickly and monitoring the amount of inventory that we carry, although there is no assurance we will achieve these efficiencies.

Investing Activities

Cash used in investing activities for the three months ended December 31, 2006 was $130,000 consisting of purchases of property and equipment.

Financing Activities

Until the quarter ending March 31, 2004, we had incurred losses since July 1999 and have financed these losses through short-term and long-term borrowings, by issuing shares in various private placement transactions and by liquidating assets. Losses in fiscal 2007 and 2006 have been financed primarily through the restructuring of debt and conversion of revolving debt to equity by SIBL. Net cash used by financing activities totaled $2,867,000 for the six months ended December 31, 2006, resulting from the transactions described below.

Financing Activities - Debt

On April 10, 2002 we executed a subordinated note payable to our then CEO, Silvano DiGenova, bearing interest at 9% per annum with quarterly installment payments of $150,000 plus interest. No principal payments had been made through February 2003. On February 10, 2003, the terms of the note were modified to provide for repayment of principal in the amount of $50,000 per quarter commencing on September 30, 2003 and for interest to be paid monthly. We were in arrears of $150,000 of principal payments that were due on December 31, 2004, March 31, 2005 and June 30, 2005 of $50,000 each. However, the former CEO agreed to delay these principal repayments to September 30, 2005 when $50,000 was paid. During the year ended June 30, 2006, the note was reduced by $250,000 and the interest rate was increased to 12%. During the six month period ended December 31, 2006, there was a principal repayment of $100,000. At December 31, 2006, the balance due was $400,000 and there was no accrued interest payable.

On October 13, 2003, we executed a Commercial Loan and Security Agreement (“Commercial LOC”) with SFG, an affiliate of our principal stockholder, SIBL, to provide us with a $7,500,000 line of credit for purposes of financing our inventory, auction advances and inventory loans to other rare coin dealers and collectors. A portion of this indebtedness was assigned to SIBL, and on March 31, 2005, as described below, pursuant to SIBL’s purchase of $2,500,000 of our Series E Preferred Stock, SIBL assumed, converted and cancelled $2,500,000 of this indebtedness under the Commercial LOC. In addition, SFG further amended the Commercial LOC increasing the line of credit to $10,000,000, and subsequently assigned the indebtedness to SIBL. Effective July 21, 2005, the Commercial LOC was renewed through October 1, 2006. On May 2, 2006, the Commercial LOC was further amended and to increase the line of credit to $10,850,000 to reflect an additional advance made March 30, 2006, to partially fund the repayment of the Private Line of Credit described in the next paragraph. On September 5, 2006, the Commercial LOC was renewed through October 1, 2007. On November 21, 2006, the Company entered into an agreement with SIBL pursuant to which the outstanding balance on the Commercial LOC would be reduced by up to $2,408,481 through the transfer of rare coins to SIBL. As of December 29, 2006 the final amount of the transfer of coins was determined to be $2,117,012. As of December 31, 2006, the outstanding balance was $8,732,987 and there was no accrued interest payable. The Commercial LOC bears interest at the prime-lending rate (8.25% at December 31, 2006) and is secured by substantially all of the Company’s assets. We are currently in compliance with all of the financial covenants or we have waivers in effect with respect to any covenants with which we are not in compliance. If we default in the performance of our obligations under this loan the lender could foreclose its security interest, which could lead to a termination of our business or require us to file a bankruptcy petition.

During October 2004 the Company executed three demand notes payable with a private lender totaling $650,000 bearing interest at 10% per annum secured by specific inventory. Interest was payable monthly. As of January 1, 2006, the interest rate increased to 12% per annum. During the six months ended December 31, 2006, the entire outstanding balance of $650,000 was repaid.

Anticipated Equity Transactions

As documented in the Merger Agreement, one hundred percent (100%) of the issued and outstanding shares of our capital stock will be converted into the right to receive shares of Common Stock of (DGSE). The conversion is made in accordance with the General Corporation Law of the State of Delaware (the "DGCL"), Chapters 78 and 92A of Title 7 of the Nevada Revised Statutes (the "NPCA") and the approvals of our and DGSE’s respective Boards of Directors. In supporting documents, the Company entered into Conversion Agreements with each of SIBL and Silvano DiGenova, our former chairman, chief executive officer and interim chief financial officer.

Pursuant to the Conversion Agreement with SIBL on January 6, 2007, SIBL converted and exchanged all of its shares of preferred stock, which included (i) 3,000,000 shares of the Series B $1.00 Convertible Preferred Stock; (ii) 2,000,000 shares of the Series D $1.00 Convertible Preferred Stock; and (iii) 2,500,000 shares of the Series E $1.00 Convertible Preferred Stock, into an aggregate of 3,600,806 shares of our common stock. In addition, in connection with the closing of the Merger, we anticipate that SIBL will convert $8,392,340 in debt owed under its Commercial Line of Credit into 4,936,671 shares of our common stock at a conversion ratio of $1.70 per share. This conversion of the amount outstanding under the existing Commercial LOC at December 31, 2006 replaces the original terms of the July 12, 2006 Merger Agreement wherein SIBL was going to convert debt to the extent that the Company’s stockholders’ equity is less than $5,751,000 at $2.00 per share. At December 31, 2006 our shareholders’ equity is ($3,255,000), so the conversion amount under the original Merger Agreement would have been $8,523,912 into 4,261,956 shares of common stock.

Pursuant to the Merger Agreement, fifteen percent (15%) of the number of shares of DGSE common stock to be issued at the closing of the Merger, less 33,648 shares to which DGSE is entitled under the Merger Agreement due to the fact that our actual December 31, 2006 stockholders’ equity was $ 89,840 less than our estimated December 31, 2006 stockholders’ equity used for purposes of determining the amount of debt to be converted by SIBL, will be deposited in an escrow account as security for the payment of indemnification claims made under the Merger Agreement in the event the Company’s representations and warranties concerning its capitalization are inaccurate. The escrow will expire one year after the consummation of the Merger. The stockholder agent, which will initially be SIBL will have the exclusive right to defend the escrow against claims made by DGSE or its related parties on behalf of the Company’s stockholders.

Pursuant to the Conversion Agreement with Silvano DiGenova, our former chairman, chief executive officer and interim chief financial officer, Mr. DiGenova converted his 400,000 shares of Series B $1.00 Convertible Preferred Stock into 202,330 shares of our common stock.

Other Liquidity Plans

As a condition to the closing of the DGSE Merger, we expect to enter into a Note Exchange Agreement with SIBL. Pursuant to the Note Exchange Agreement, SIBL would convert $8,392,340 in debt into 4,936,671 shares of our common stock.. This conversion would occur immediately prior to the consummation of the Merger. SFG would provide a secured Commercial Line of Credit in the amount of $11,500,000 to replace the existing facility, which new facility will be available to both us and our post-Merger corporate parent, DGSE. These transactions are subject to satisfaction of all of the other conditions to closing of the Merger, and if the Merger is not consummated, these transactions will not occur.

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

Capital Expenditures

The Company did not incur any material capital expenditures for property and equipment during the three months ended December 31, 2006 and does not presently have any plans to make material capital expenditures through the current fiscal year ending June 30, 2007.

Additional Information and Where to Find It

DGSE will file a Registration Statement on Form S-4, Superior Galleries will file a proxy statement (as part of the Registration Statement on Form S-4) and both companies will file other relevant documents concerning the proposed Merger with the Securities and Exchange Commission (the “SEC”). INVESTORS ARE URGED TO READ THE FORM S-4 AND PROXY STATEMENT WHEN THEY BECOME AVAILABLE AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. You will be able to obtain the documents free of charge at the website maintained by the SEC at www.sec.gov. In addition, you may obtain documents filed with the SEC by Superior Galleries free of charge by contacting William H. Oyster, Interim Chief Executive Officer of Superior, by telephone at (800) 421-0754, or by mail at 9478 West Olympic Boulevard, Beverly Hills, CA 90212.

Participants in the Solicitation

Superior Galleries, DGSE and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from Superior Galleries shareholders in connection with the Merger. Information about the directors and executive officers of Superior Galleries and their ownership of Superior Galleries stock will be set forth Registration Statement on Form S-4 and the included proxy statement of Superior Galleries relating to the Merger. Likewise, information about the directors and executive officers of DGSE and their ownership of DGSE stock will be set forth Registration Statement on Form S-4 and the included proxy statement of DGSE relating to the Merger.

Investors should read the Form S-4 and proxy statement carefully when they become available before making any voting or investment decisions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rare risk, commodity price risk and other relevant market rate or price risks.

We are exposed to a degree of market risk through changes in short-term interest rates. At December 31, 2006, we had a line of credit from a related party with a balance payable of $8,733,000. This line of credit bears an interest rate that is tied to the bank prime rate. We are exposed to the risk of increasing short-term interest rates, but we do not consider this risk to be material.

We have no activities that would expose us to foreign currency exchange rate risk or commodity price risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2006, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. While we will continually seek to evaluate and improve our disclosure controls, management does not expect that our disclosure controls or its internal controls over financial reporting will prevent all possible errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives would be met.

Our Interim Chief Financial Officer has concluded, based on his evaluation as of December 31, 2006 (“Evaluation Date”), that the design and operation of our “disclosure controls and procedures” (as defined under the Exchange Act), are effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Board of Directors, as appropriate to allow timely decisions regarding whether or not disclosure is required. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Changes in Internal Controls

During te quarter ended December 31, 206, we did no make any material changes to our internal controls,

In consideration of the pending Merger with DGSE, we delayed the start date for implementation of documentation and testing of internal controls required under Section 404 of the Sarbanes Oxley Act (“SOX”). Assuming the Merger is consummated as currently planed, the SOX project for the combined companies will be conducted under the direction of DGSE. Since we are not an “accelerated filer,” as defined bt SEC rules, we are not required to comply with Section 404 of SOX until fiscal 2008.

Departure of Principal Officer and Directors

Related to the Amended and Restated Agreement and Plan of Merger and Reorganization dated January 6, 2007, Silvano DiGenova entered into a Termination and Release Agreement with the Company, whereby he resigned as a director, chief executive officer, president, interim chief financial officer and chairman effective January 6, 2007. Pursuant to this agreement, Mr. DiGenova and the Company released each other from claims either might have against the other related to his relationship with the Company as a stockholder, officer, employee, director or otherwise, subject to specified exceptions. The Company then entered into a consulting agreement with Mr. DiGenova, whereby he will continue to provide services to the Company.

Related to the Management Agreement dated January 6, 2007, the board of directors of the Company appointed a special committee, consisting of Mitchell Stolz and David Rector, which is authorized and empowered, with the full power of the full Board, to review, approve and act upon any issue or action: (1) related to the merger prior to closing of the merger, or (2) which in any way relates to any transaction or other matter in which DGSE has an interest.

Pursuant to the Management Agreement dated January 6, 2007, Lee Ittner, Anthony Friscia and Paul Biberkraut also resigned as directors effective January 6, 2007. Messrs. Friscia and Ittner served on the Superior Galleries audit and compensation committees, and Mr. Friscia was chair of the audit committee.

To replace the resigned directors, pursuant to the Management Agreement, Scott Williamson, William H. Oyster and John Benson were appointed as replacement directors by the remaining members of the board of directors effective January 6, 2007. Paul Biberkraut entered into a consulting agreement with the Company, which has a term of three months and which can be renewed by the Company, pursuant to which the Company will pay him $4,000 per month for consulting services leading up to the merger.

Copies of the Termination and Release Agreement are incorporated by reference to the Form 8-K filed on January 9, 2007. The foregoing descriptions of those agreements are qualified in their respective entirety by reference to the full text of the agreements.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 6, 2006 the Company was sued in the U.S. District Court for Central California by Elaine and Dean Sanders in connection with a loan made to them against 32 coins placed on consignment on June 26, 2004. Fourteen of the coins were sold, and the proceeds from this sale of approximately $186,750 were insufficient to repay the remaining loan balance of $359,471 that the Company made to the Sanders. The plaintiffs subsequently paid an additional $155,000 in December 2005 with respect to the loan, but now allege that the Company violated its agreement with them relating to the sale of the coins. The Company strongly denies that it violated the agreement or that it acted improperly in any way. The complaint seeks undefined dollar amounts, accrued interest and reimbursement of plaintiffs’ legal costs.

In April 2004 the Company sued its former Chief Financial Officer, Malingham Shrinivas, in Los Angeles Superior Court for breach of contract, fraud and conspiracy. In that lawsuit, the Company alleged that he fraudulently arranged to receive more salary than he was entitled to, to pay personal expenses using Company funds, and to pay third party vendors with Company funds for services which were not rendered. In July 2004 Mr. Shrinivas filed a counterclaim in this litigation, claiming that he was terminated without just cause and was therefore entitled to $58,250 in severance pay. Although the case had been scheduled for trial in August 2006, prior to that time the case was stayed by order of the Superior Court because the Court had been advised that criminal charges against Mr. Shrinivas related to this matter were imminent. Those criminal charges were subsequently filed, and therefore further proceedings in connection with the civil case continue to be stayed. The Company believes that Mr. Shrinivas was terminated with cause and that he is therefore not entitled to any severance pay. If and when the stay of our civil case is terminated, the Company intends to vigorously pursue its claims and defend Mr. Shrinivas’ claims for severance pay.

On September 26, 2006 we were sued in the California Superior Court by a former customer, Michael Iatesta, for breach of contract and intentional and negligent misrepresentation. The suit relates to our sale of the plaintiff’s coins at an auction in September 2005. The plaintiff claims that we made errors in connection with the marketing and sale of his coins, and that as a result his coins were sold for approximately $123,000 instead of their alleged full value of from $225,000 to $250,000. We sold the plaintiff’s coins at or above the minimum price set by the plaintiff. We believe that his allegations are without merit and intend to vigorously defend this suit.

On November 7, 2006 we were sued in the United States District Court for the Northern District of Texas by a competitor, Heritage Numismatic Auctions, Inc. (“Heritage”). In its complaint, Heritage alleges that we violated Heritage’s copyright rights by copying Heritage’s catalog descriptions of certain coins and currency offered for sale by Heritage. Heritage claims that these alleged actions also violate the California Unfair Competition Act. Heritage seeks an injunction ordering us to cease the alleged acts of infringement and to destroy the infringing items and damages in unspecified amounts. We deny that we have infringed any of Heritage’s legal rights and intend to vigorously defend this suit. We have reserved for our own legal costs, estimated to be $50,000.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No	Description

2.1
Amended and Restated Agreement and Plan of Merger and Reorganization dated as of January 6, 2007, by and among DGSE Companies, Inc., DGSE Merger Corp., Superior Galleries, Inc. and Stanford International Bank, Ltd,., as Stockholder Agent (incorporated herein this by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed January 9, 2007).

2.2	Form of Escrow Agreement (incorporated herein by this reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed January 9, 2007)

2.3	Form of Amended and Restated Commercial Loan and Security Agreement (incorporated herein by this reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed January 9, 2007)

2.4	Form of Warrant (incorporated herein by this reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K filed January 9, 2007)

2.5	Form of Note Exchange Agreement (incorporated herein by this reference to Exhibit 2.5 to the registrant’s Current Report on Form 8-K filed January 9, 2007)

2.6	Form of Termination and Release Agreement (incorporated herein by this reference to Exhibit 2.6 to the registrant’s Current Report on Form 8-K filed January 9, 2007)

31.1	Certification of CEO pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act Rules13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2007	SUPERIOR GALLERIES, INC.

	By:	/s/ William Oyster
William Oyster,
Interim Chief Executive Officer

Dated: February 13, 2007	SUPERIOR GALLERIES, INC.

	By:	/s/ John Benson
John Benson,
Interim Chief Financial Officer